Form 10-Q
period 1999-03-31
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 1999-05-17
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  __________  to  __________

Commission   Registrant, State of Incorporation       I.R.S. Employer
File Number     Address and Telephone Number         Identification No.
-----------  ----------------------------------      ------------------

0-25595      NIAGARA MOHAWK HOLDINGS, INC.              16-1549726
             (a New York corporation)
             300 Erie Boulevard West
             Syracuse, New York 13202
             Telephone 315-474-1511

1-2987       NIAGARA MOHAWK POWER CORPORATION           15-0265555
             (a New York corporation)
             300 Erie Boulevard West
             Syracuse, New York 13202
             Telephone 315-474-1511

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES [ X ]       NO [   ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1999, were as follows:


Registrant                                       Title              Shares Outstanding
-----------------------------------  -----------------------------  ------------------
Niagara Mohawk Holdings, Inc         Common Stock, $0.01 par value       187,364,863
Niagara Mohawk Power Corporation.    Common Stock, $1.00 par value       187,364,863
                                     (all held by Niagara Mohawk
                                     Holdings, Inc.)


FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: Niagara Mohawk Holdings, Inc. ("Holdings") and Niagara Mohawk Power Corporation ("Niagara Mohawk"). Holdings became the holding company for Niagara Mohawk on March 18, 1999. (See Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - "Formation of Holding Company" and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "POWERCHOICE Agreement"). Any references in this report to "Holdings" are to both Holdings and Niagara Mohawk, collectively. Niagara Mohawk makes no representation to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                FORM 10-Q - For the Quarter Ended March 31, 1999


PART I. FINANCIAL INFORMATION

Glossary of Terms

Item 1.  Financial Statements

         Consolidated Financial Statements:
               Niagara Mohawk Holdings, Inc.
               -----------------------------
               Consolidated Statements of Income
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows

               Niagara Mohawk Power Corporation
               --------------------------------
               Consolidated Statements of Income
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

         Review by Independent Accountants

         Independent Accountants' Report on the Limited Review of the Interim Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 GLOSSARY OF TERMS


TERM         DEFINITION
----         ----------

CTC Competitive transition charge: a mechanism established in the POWERCHOICE agreement to recover stranded costs from customers

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA Earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, non-cash regulatory deferrals and other amortizations, and extraordinary items (a non-GAAP measure of cash flow)

FERC         Federal Energy Regulatory Commission

GAAP         Generally Accepted Accounting Principles

GRT          Gross Receipts Tax

GWh          Gigawatt-hours:  one gigawatt hour equals one billion watt-hours

IPP Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent Power Facilities

IPP Party    Independent Power Producers that were a party to the MRA

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA Master Restructuring Agreement - an agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA          Recoverable costs to terminate, restate or amend IPP Party
Regulatory   contracts, which have been deferred and are being amortized and
Asset        recovered under the POWERCHOICE agreement

MW           Megawatt:  one million watts

NRC          Nuclear Regulatory Commission

POWERCHOICE  Niagara Mohawk's five-year electric rate agreement, which
agreement    incorporates the MRA, approved by the PSC in an order dated
             March 20, 1998, and became effective September 1, 1998

PPA Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

PRP          Potentially Responsible Party

PSC          New York State Public Service Commission

SFAS         Statement of Financial Accounting Standards No. 71
No. 71       "Accounting for the Effects of Certain Types of Regulation"

SFAS         Statement of Financial Accounting Standards No. 121
No. 121      "Accounting for the Impairment of Long-Lived Assets and for
             Long-Lived Assets to Be Disposed Of"

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

                                      PART I
                                      ------

ITEM 1.  FINANCIAL STATEMENTS

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                    1999                1998
                                               -------------         ----------
                                                    (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . .  $     864,678         $  913,521
    Gas . . . . . . . . . . . . . . . . . . .        254,407            250,157
    Other . . . . . . . . . . . . . . . . . .             49                219
                                               --------------        -----------
                                                   1,119,134          1,163,897
                                               --------------        -----------

OPERATING EXPENSES:
    Fuel for electric generation. . . . . . .         57,094             47,198
    Electricity purchased . . . . . . . . . .        175,292            374,919
    Gas purchased . . . . . . . . . . . . . .        115,258            130,673
    Other operation and maintenance expenses.        206,343            264,319
    Amortization of MRA regulatory asset. . .         96,625                  -
    Depreciation and amortization . . . . . .         94,816             88,059
    Other taxes . . . . . . . . . . . . . . .        121,858            127,160
                                               --------------         ----------
                                                     867,286          1,032,328
                                               --------------         ----------
OPERATING INCOME. . . . . . . . . . . . . . .        251,848            131,569

Other income (deductions) . . . . . . . . . .         (1,403)             6,953
                                               --------------         ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . .        250,445            138,522

Interest charges. . . . . . . . . . . . . . .        130,275             65,590
Preferred dividend requirement of subsidiary.          9,024              9,223
                                               --------------         ----------

INCOME BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . .        111,146             63,709

Federal and foreign income taxes. . . . . . .         60,314             52,569
                                               --------------         ----------

NET INCOME (NOTE 1) . . . . . . . . . . . . .  $      50,832         $   11,140
                                               ==============        ===========


Average number of shares of common stock
    outstanding (in thousands). . . . . . . .        187,365            144,419

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK . . . . . . . . . .  $        0.27         $     0.08


The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,
                                                                   1999      December 31,
                                                               (UNAUDITED)      1998
                                                               -----------  ------------
                                                               (In thousands of dollars)
UTILITY PLANT:
         Electric plant . . . . . . . . . . . . . . . . . . .  $ 8,918,920  $   8,826,650
         Nuclear fuel . . . . . . . . . . . . . . . . . . . .      627,737        604,213
         Gas plant. . . . . . . . . . . . . . . . . . . . . .    1,217,409      1,179,716
         Common plant . . . . . . . . . . . . . . . . . . . .      357,930        349,066
         Construction work in progress. . . . . . . . . . . .      363,813        471,802
                                                               -----------  -------------
                                  Total utility plant . . . .   11,485,809     11,431,447
         Less - Accumulated depreciation and amortization . .    4,641,719      4,553,488
                                                               -----------  -------------
                                  Net utility plant . . . . .    6,844,090      6,877,959
                                                               -----------  -------------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .      353,233        411,106
                                                               -----------  -------------

CURRENT ASSETS:
         Cash, including temporary cash investments
               of $402,246 and $122,837, respectively . . . .      429,810        172,998
         Accounts receivable (less allowance for doubtful
               accounts of $58,600 and $47,900, respectively)      598,856        427,588
         Materials and supplies, at average cost:
               Coal and oil for production of electricity . .       31,699         42,299
               Gas storage. . . . . . . . . . . . . . . . . .       10,310         38,803
               Other. . . . . . . . . . . . . . . . . . . . .      114,936        118,855
         Refundable Federal income taxes. . . . . . . . . . .            -        130,411
         Prepaid taxes. . . . . . . . . . . . . . . . . . . .       61,397         17,282
         Other. . . . . . . . . . . . . . . . . . . . . . . .        7,102         22,208
                                                               -----------  -------------
                                                                 1,254,110        970,444
                                                               -----------  -------------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset. . . . . . . . . . . . . . . .    3,955,603      4,045,647
          Indexed swap contracts regulatory asset . . . . . .      521,800        535,000
          Regulatory tax asset. . . . . . . . . . . . . . . .      425,898        425,898
          Deferred environmental restoration costs (Note 2) .      220,000        220,000
          Unamortized debt expense. . . . . . . . . . . . . .       50,383         51,922
          Postretirement benefits other than pensions . . . .       51,760         52,701
          Other . . . . . . . . . . . . . . . . . . . . . . .      122,511        137,061
                                                               -----------  -------------
                                                                 5,347,955      5,468,229
                                                               -----------  -------------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .      127,166        133,449
                                                               -----------  -------------

                                                               $13,926,554  $  13,861,187
                                                               ===========  =============


The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,
                                                                                    1999        December 31,
                                                                                 (UNAUDITED)        1998
                                                                                 -----------    ------------
                                                                                  (In thousands of dollars)
CAPITALIZATION (NOTE1):
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $0.01 par value; authorized 300,000,000 shares;
                   issued 187,364,863 . . . . . . . . . . . . . . . . . . . . .  $     1,874   $           -
             Common stock of Niagara Mohawk- $1 par value;
                   authorized 250,000,000 shares; issued 187,364,863. . . . . .            -         187,365
             Capital stock premium and expense. . . . . . . . . . . . . . . . .    2,548,020       2,362,531
             Accumulated other comprehensive income . . . . . . . . . . . . . .      (29,722)        (25,794)
             Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .      696,872         646,040
                                                                                 ------------  --------------
                                                                                   3,217,044       3,170,142
                                                                                 ------------  --------------
    PREFERRED STOCK OF SUBSIDIARY:
             Not subject to mandatory redemption. . . . . . . . . . . . . . . .      440,000         440,000
             Subject to mandatory redemption. . . . . . . . . . . . . . . . . .       68,990          68,990
    LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,425,984       6,417,225
                                                                                 ------------  --------------
             TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . .   10,152,018      10,096,357
                                                                                 ------------  --------------

CURRENT LIABILITIES:
         Long-term debt due within one year . . . . . . . . . . . . . . . . . .      312,240         312,240
         Sinking fund requirements on redeemable preferred stock of subsidiary.        7,620           7,620
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,461         197,124
         Payable on outstanding bank checks . . . . . . . . . . . . . . . . . .       16,531          39,306
         Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . .       15,782          17,148
         Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,103           6,254
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      157,681         132,236
         Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . . .       38,782          38,727
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,877          91,877
                                                                                 ------------  --------------
                                                                                     807,077         842,532
                                                                                 ------------  --------------

REGULATORY AND OTHER LIABILITIES (NOTE3):
         Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . .    1,547,774       1,511,417
         Liability for indexed swap contracts . . . . . . . . . . . . . . . . .      678,512         693,363
         Employee pension and other benefits. . . . . . . . . . . . . . . . . .      242,732         235,376
         Unbilled gas revenues. . . . . . . . . . . . . . . . . . . . . . . . .       25,252          30,652
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      253,189         231,490
                                                                                 ------------  --------------
                                                                                   2,747,459       2,702,298
                                                                                 ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration . . . . . . . . . . . . . . .      220,000         220,000
                                                                                 ------------  --------------
                                                                                 $13,926,554   $  13,861,187
                                                                                 ============  ==============

The accompanying notes are an integral part of these financial statements.


             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                             1999         1998
                                                                                           --------     ---------
                                                                                         (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    50,832   $  11,140
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  Depreciation and amortization . . . . . . . . . . . . . . . . . . .       94,816      87,950
                  Amortization of MRA regulatory asset. . . . . . . . . . . . . . . .       96,625           -
                  Amortization of nuclear fuel. . . . . . . . . . . . . . . . . . . .        9,182       8,461
                  Provision for deferred income taxes . . . . . . . . . . . . . . . .       36,357      54,863
                  Net accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (176,668)   (100,644)
                  Materials and supplies. . . . . . . . . . . . . . . . . . . . . . .       41,444      26,313
                  Accounts payable and accrued expenses . . . . . . . . . . . . . . .      (53,394)    (31,949)
                  Accrued interest and taxes. . . . . . . . . . . . . . . . . . . . .       72,294      43,980
                  MRA regulatory asset. . . . . . . . . . . . . . . . . . . . . . . .       (7,534)          -
                  Refundable income taxes . . . . . . . . . . . . . . . . . . . . . .      130,411           -
                  Changes in other assets and liabilities . . . . . . . . . . . . . .      (16,048)     17,886
                                                                                       ------------  ----------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . .      278,317     118,000
                                                                                       ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction additions. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (45,315)   (123,518)
        Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,524)     (6,230)
                                                                                       ------------  ----------
        Acquisition of utility plant. . . . . . . . . . . . . . . . . . . . . . . . .      (68,839)   (129,748)
        Materials and supplies related to construction. . . . . . . . . . . . . . . .        1,568      (2,646)
        Accounts payable and accrued expenses related to construction . . . . . . . .      (13,349)     (7,987)
        Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,074      75,124
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,065       6,070
                                                                                      -------------  ----------
                           NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .            (21,481)    (59,187)
                                                                                      -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (24)       (789)
                                                                                      -------------  ----------
                           NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . .          (24)       (789)
                                                                                      -------------  ----------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      256,812      58,024
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      172,998     378,232
                                                                                      ------------   ----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   429,810   $ 436,256
                                                                                       ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    95,485   $  54,774
        Income taxes paid (refunded). . . . . . . . . . . . . . . . . . . . . . . . .  $  (134,999)  $     304

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
        On March 18, 1999, Holdings issued 187,364,863 shares of commons stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                   1999         1998
                                               ------------  ----------
                                               (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . .  $   849,746   $  863,169
    Gas . . . . . . . . . . . . . . . . . . .      246,275      235,235
                                               ------------  ----------
                                                 1,096,021    1,098,404
                                               ------------  ----------

OPERATING EXPENSES:
    Fuel for electric generation. . . . . . .       57,094       47,198
    Electricity purchased . . . . . . . . . .      160,965      324,350
    Gas purchased . . . . . . . . . . . . . .      107,346      115,452
    Other operation and maintenance expenses.      203,292      262,362
    Amortization of MRA regulatory asset. . .       96,625            -
    Depreciation and amortization . . . . . .       94,692       87,950
    Other taxes . . . . . . . . . . . . . . .      121,723      126,795
                                               ------------  ----------
                                                   841,737      964,107
                                               ------------  ----------
OPERATING INCOME. . . . . . . . . . . . . . .      254,284      134,297

Other income (deductions) . . . . . . . . . .       (3,839)       4,225
                                               ------------  ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . .      250,445      138,522

Interest charges. . . . . . . . . . . . . . .      130,275       65,590
                                               ------------  ----------
INCOME BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . .      120,170       72,932

Federal and foreign income taxes. . . . . . .       60,314       52,569
                                               ------------  ----------
NET INCOME (NOTE 1) . . . . . . . . . . . . .       59,856       20,363

Dividends on preferred stock. . . . . . . . .        9,024        9,223
                                               ------------  ----------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . .  $    50,832   $   11,140
                                               ============  ==========


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,
                                                                    1999      December 31,
                                                                (UNAUDITED)       1998
                                                                -----------   ------------
                                                                 (In thousands of dollars)
UTILITY PLANT:
         Electric plant . . . . . . . . . . . . . . . . . . .  $ 8,918,920  $   8,826,650
         Nuclear fuel . . . . . . . . . . . . . . . . . . . .      627,737        604,213
         Gas plant. . . . . . . . . . . . . . . . . . . . . .    1,217,409      1,179,716
         Common plant . . . . . . . . . . . . . . . . . . . .      357,930        349,066
         Construction work in progress. . . . . . . . . . . .      363,813        471,802
                                                               -----------  -------------
                                  Total utility plant . . . .   11,485,809     11,431,447
         Less - Accumulated depreciation and amortization . .    4,641,719      4,553,488
                                                               -----------  -------------
                                  Net utility plant . . . . .    6,844,090      6,877,959
                                                               -----------  -------------
OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .      335,124        411,106
                                                               -----------  -------------
CURRENT ASSETS:
         Cash, including temporary cash investments
               of $325,015 and $122,837, respectively . . . .      340,192        172,998
         Accounts receivable (less allowance for doubtful
               accounts of $57,500 and $47,900, respectively)      587,173        427,588
         Materials and supplies, at average cost:
               Coal and oil for production of electricity . .       31,699         42,299
               Gas storage. . . . . . . . . . . . . . . . . .        9,951         38,803
               Other. . . . . . . . . . . . . . . . . . . . .      114,936        118,855
         Refundable Federal income taxes. . . . . . . . . . .            -        130,411
         Prepaid taxes. . . . . . . . . . . . . . . . . . . .       61,397         17,282
         Other. . . . . . . . . . . . . . . . . . . . . . . .        6,361         22,208
                                                               -----------  -------------
                                                                 1,151,709        970,444
                                                               -----------  -------------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset. . . . . . . . . . . . . . . .    3,955,603      4,045,647
          Indexed swap contracts regulatory asset . . . . . .      521,800        535,000
          Regulatory tax asset. . . . . . . . . . . . . . . .      425,898        425,898
          Deferred environmental restoration costs (Note 2) .      220,000        220,000
          Unamortized debt expense. . . . . . . . . . . . . .       50,383         51,922
          Postretirement benefits other than pensions . . . .       51,760         52,701
          Other . . . . . . . . . . . . . . . . . . . . . . .      122,511        137,061
                                                               -----------  -------------
                                                                 5,347,955      5,468,229
                                                               -----------  -------------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .      124,601        133,449
                                                               -----------  -------------
                                                               $13,803,479  $  13,861,187
                                                               ===========  =============


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,
                                                                                   1999       December 31,
                                                                               (UNAUDITED)        1998
                                                                               -----------    ------------
                                                                                (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $1 par value; authorized 250,000,000;
                   issued 187,364,863 . . . . . . . . . . . . . . . . . . . .  $   187,365   $     187,365
             Capital stock premium and expense. . . . . . . . . . . . . . . .    2,362,529       2,362,531
             Accumulated other comprehensive income . . . . . . . . . . . . .       (4,538)        (25,794)
             Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .      552,407         646,040
                                                                               ------------  --------------
                                                                                 3,097,763       3,170,142
                                                                               ------------  --------------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 2,100,000 shares.      210,000         210,000
             Redeemable (mandatorily redeemable), issued 204,000 shares . . .       18,600          18,600
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 9,200,000 shares.      230,000         230,000
             Redeemable (mandatorily redeemable), issued 2,248,403 shares . .       50,390          50,390
                                                                               ------------  --------------
                                                                                   508,990         508,990
                                                                               ------------  --------------
   LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,425,984       6,417,225
                                                                               ------------  --------------
             TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . .   10,032,737      10,096,357
                                                                               ------------  --------------
CURRENT LIABILITIES:
         Long-term debt due within one year . . . . . . . . . . . . . . . . .      312,240         312,240
         Sinking fund requirements on redeemable preferred stock. . . . . . .        7,620           7,620
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      146,029         197,124
         Payable on outstanding bank checks . . . . . . . . . . . . . . . . .       16,531          39,306
         Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . .       15,782          17,148
         Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,246           6,254
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .      157,681         132,236
         Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . .       38,782          38,727
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,995          91,877
                                                                               ------------  --------------
                                                                                   797,906         842,532
                                                                               ------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE3):
         Accumulated deferred income taxes. . . . . . . . . . . . . . . . . .    1,553,370       1,511,417
         Liability for indexed swap contracts . . . . . . . . . . . . . . . .      678,512         693,363
         Employee pension and other benefits. . . . . . . . . . . . . . . . .      242,732         235,376
         Unbilled gas revenues. . . . . . . . . . . . . . . . . . . . . . . .       25,252          30,652
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      252,970         231,490
                                                                               ------------  --------------
                                                                                 2,752,836       2,702,298
                                                                               ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration . . . . . . . . . . . . . .      220,000         220,000
                                                                               ------------  --------------
                                                                               $13,803,479   $  13,861,187
                                                                               ============  ==============


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                              1999         1998
                                                                        -------------  ----------
                                                                          (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $     59,856   $  20,363
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  Depreciation and amortization. . . . . . . . . . . .        94,692      87,950
                  Amortization of MRA regulatory asset . . . . . . . .        96,625           -
                  Amortization of nuclear fuel . . . . . . . . . . . .         9,182       8,461
                  Provision for deferred income taxes. . . . . . . . .        36,357      54,863
                  Net accounts receivable. . . . . . . . . . . . . . .      (176,668)   (100,644)
                  Materials and supplies . . . . . . . . . . . . . . .        41,444      26,313
                  Accounts payable and accrued expenses. . . . . . . .       (53,394)    (31,949)
                  Accrued interest and taxes . . . . . . . . . . . . .        72,294      43,980
                  MRA regulatory asset . . . . . . . . . . . . . . . .        (7,534)          -
                  Refundable federal income taxes. . . . . . . . . . .       130,411           -
                  Changes in other assets and liabilities. . . . . . .       (16,048)     17,886
                                                                        -------------  ----------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES .       287,217     127,223
                                                                        -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction additions . . . . . . . . . . . . . . . . . . . .       (45,315)   (123,518)
        Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . .       (23,524)     (6,230)
                                                                        -------------  ----------
        Acquisition of utility plant . . . . . . . . . . . . . . . . .       (68,839)   (129,748)
        Materials and supplies related to construction . . . . . . . .         1,568      (2,646)
        Accounts payable and accrued expenses related to construction.       (13,349)     (7,987)
        Other investments. . . . . . . . . . . . . . . . . . . . . . .        58,074      75,124
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,189       6,070
                                                                        -------------  ----------
                           NET CASH USED IN INVESTING ACTIVITIES . .         (21,357)    (59,187)
                                                                        -------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .        (9,024)     (9,223)
        Corporate restructuring to establish holding company . . . . .       (89,618)          -
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (24)       (789)
                                                                        -------------  ----------
                           NET CASH USED IN FINANCING ACTIVITIES . . .       (98,666)    (10,012)
                                                                        -------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .       167,194      58,024
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . .       172,998     378,232
                                                                        -------------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .  $    340,192   $ 436,256
                                                                        =============  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .  $     95,485   $  54,774
        Income taxes paid (refunded) . . . . . . . . . . . . . . . . .  $   (134,999)  $     304


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
   On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock.

   On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

The accompanying notes are an integral part of these financial statements.

          NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOLDING COMPANY FORMATION: On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock was not exchanged as part of the share exchange and will continue as shares of Niagara Mohawk.

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet as of March 31, 1999. The dividend completes the holding company structure, with Holdings owning the stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 99 percent of the assets and 98 percent of the revenues of Holdings. Opinac and its subsidiaries manage all other activities including an energy marketing company and investments in energy related services.

BASIS OF PRESENTATION: This Quarterly Report on Form 10-Q is a combined report of Holdings and Niagara Mohawk, a regulated electric and gas utility subsidiary. The Notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk. Holdings' consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Niagara Mohawk. Niagara Mohawk's consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries.

Holdings' prior period consolidated financial statements have been prepared from Niagara Mohawk's prior period consolidated financial statements, except that accounts have been reclassified to reflect Holdings' structure.

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998, 1997 and 1996 included in Niagara Mohawk's 1998 Annual Report on Form 10-K.

Niagara Mohawk's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1999 should not be taken as an indication of earnings for all or any part of the balance of the year. It is expected that the closing of the MRA, which occurred on June 30, 1998, and the implementation of POWERCHOICE will result in substantially depressed earnings during the five-year term of POWERCHOICE, but that operating cash flows will substantially improve.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk's preferred dividends. Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:


                            Three Months Ended
                                 March 31,
Company:                   1999           1998
------------------        ------         -----
                              (in millions)

   Holdings. . . .       $   42.8        $ 16.5
   Niagara Mohawk            51.8          25.8


NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2000. Niagara Mohawk has identified the indexed swap contracts, entered into as part of the MRA, as derivative instruments and has recorded a liability at fair value under SFAS No. 80, "Accounting for Futures Contracts." These indexed swap contracts qualify as hedges of future purchase commitments and will continue to qualify as hedges under SFAS No. 133. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other contractual obligations.

NOTE 2.  CONTINGENCIES

ENVIRONMENTAL ISSUES: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements.
Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 136 sites with which it has been or may be associated, including 84 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist; (2) if necessary, determine the appropriate remedial actions; and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations are ongoing for most sites, the estimated cost of remedial action is subject to change.

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk's estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation ("DEC").
Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $220 million, which is reflected in Niagara Mohawk's and Holdings' Consolidated Balance Sheets at March 31, 1999 and December 31, 1998. The potential high end of the range is presently estimated at approximately $750 million, including approximately $340 million in the unlikely event Niagara Mohawk is required to assume 100% responsibility at non-owned sites. The amount accrued at March 31, 1999 and December 31, 1998 incorporates a method to estimate the liability for 22 of Niagara Mohawk's largest sites, which relies upon a decision analysis approach. This method includes developing several remediation approaches for each of the 22 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents Niagara Mohawk's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, Niagara Mohawk has accrued the sum of the expected values for these sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for expense recognition resulting from this effort.

In October 1997, Niagara Mohawk submitted a draft feasibility study to the DEC, which included Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $21 million and a high end of $360 million, with an expected value calculation of $56 million, which is included in the amounts accrued at March 31, 1999 and December 31, 1998. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate. Niagara Mohawk has received comments from the DEC on the draft feasibility study, which will facilitate completion of the feasibility study phase by the end of 1999. At this time, Niagara Mohawk cannot predict the nature of the DEC proposed remedial action plan or the range of remediation costs the DEC will require. While Niagara Mohawk does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation.

In May 1995, Niagara Mohawk filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk's claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. On January 12, 1999, a pre-trial status conference was convened by the Court. The Court issued a case management order that currently calls or the close of discovery by the end of June 1999 and establishes December 1, 1999 as the trial ready date. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk's share of the costs to remediate the Harbor Point and surrounding sites.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings' and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.3 billion at March 31, 1999. These regulatory assets are probable of recovery.

Under POWERCHOICE, a regulatory asset was established for the costs of the MRA and will be amortized over a period generally not to exceed ten years. Niagara Mohawk's rates under POWERCHOICE have been designed to permit recovery of the MRA regulatory asset.

Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts have a term of ten years and are structured as indexed swap contracts where Niagara Mohawk receives or makes payments to the IPP Parties based upon the differential between the contract price and a market reference price for electricity. Niagara Mohawk has recorded the liability for these contractual obligations and recorded a corresponding regulatory asset since payments under these restated contracts are authorized under POWERCHOICE. The indexed swap contract regulatory asset represents the fair value of the difference between the estimated future market prices and the indexed contract prices for the notional quantities of power in the restated PPA contracts and will be amortized over ten years ending in June 2008, as notional quantities are settled. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. In the quarter ended March 31, 1999, there have been no changes in the assumptions and estimates used to value the indexed swap contract asset or liability. The reduction in the regulatory asset for the indexed swap contracts is due to the settlement of notional quantities.

Under POWERCHOICE, Niagara Mohawk's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk's IPP contracts, including those restructured under the MRA, will continue to be the obligations of the regulated business.

The Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service over the next ten years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings' and Niagara Mohawk's reported financial condition and results of operations and adversely effect Niagara Mohawk's, and therefore Holdings' ability to pay dividends.

POWERCHOICE requires Niagara Mohawk to divest its portfolio of fossil and hydro generating assets. As of March 31, 1999, Niagara Mohawk has entered into agreements to sell its hydroelectric generating plants, its coal-fired stations and its Oswego oil and gas-fired plant for $860 million. Niagara Mohawk is pursuing the sale of its remaining oil and gas-fired plant at Albany and its 25% ownership in the Roseton Steam Station, which have a combined book value of approximately $78 million as of March 31, 1999.

The POWERCHOICE agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the portfolio. For the announced sales, Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $60 to $70 million. A regulatory asset will be recorded for the amount of the actual net loss upon the closing of the sales transactions. The amount of the regulatory asset is subject to change as a result of closing adjustments on the announced sales, any delays in closing, transaction costs, and the outcome of the sale of the remaining fossil assets. Not included in the estimated range of the loss is the amount of incentive Niagara Mohawk is entitled to under POWERCHOICE. This amount cannot be determined until all sales are concluded. The estimated range of loss also excludes any accounting requirements relating to the transition power agreements ("TPAs"). Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

On January 28, 1999, Niagara Mohawk announced plans to pursue the sale of its nuclear assets. A sale of the nuclear plants will require approval by, among others, the PSC, FERC, NRC, and the SEC. A sale would be contingent upon Niagara Mohawk's recovery of stranded costs created by the sale. Niagara Mohawk is unable to predict if a sale will occur and the timing of such sale.

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 99% of total assets and 98% of total revenues, there are three principal business units: Energy Delivery, Nuclear and Fossil/Hydro. As discussed above, Niagara Mohawk is in the process of selling its fossil and hydro assets. Although there are three identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

Holdings' unregulated activities do not meet the reporting thresholds of SFAS No. 131, but comprise a substantial portion of "other" in the accompanying table.


                                       (In thousands of dollars)
For the three months ended        Total        Economic      Identifiable
March 31,                        Revenues    Value Added        Assets
--------------------------  ---------------  -------------  --------------
1999
REGULATED. . . . . . . . .  $    1,096,021   $   (130,805)  $  13,803,479
OTHER. . . . . . . . . . .          23,385         (7,878)        123,418
ELIMINATIONS . . . . . . .            (272)             -            (343)
                            ---------------  -------------  --------------
      TOTAL CONSOLIDATED .  $    1,119,134   $   (138,683)  $  13,926,554
==========================  ===============  =============  ==============
1998
Regulated. . . . . . . . .  $    1,098,404   $   (140,892)  $   9,560,924
Other. . . . . . . . . . .          66,169         (9,577)        146,659
Eliminations . . . . . . .            (676)             -               -
                            ---------------  -------------  --------------
      Total Consolidated .  $    1,163,897   $   (150,469)  $   9,707,583
==========================  ===============  =============  ==============


Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added ("EVA"). EVA is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

EVA is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months ending March 31, 1999 and 1998, an adjustment is made to include the recognition of the liability for remaining future over-market contracts with IPPs and the corresponding recognition of imputed interest on that liability. In addition, there was a significant adjustment for the three months ending 1998 to reflect the re-capitalization for EVA purposes of the incremental operating expense associated with the January 1998 ice storm.

EVA is further segmented between EVA from Operations and EVA related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA to total consolidated net income for the three months ended March 31, 1999 and 1998 is as follows:


                                        Three months ended March 31,
(in thousands of dollars)                    1999            1998
-------------------------------------  --------------    -----------
Economic Value Added:
    Operations. . . . . . . . . . . .  $     (11,221)    $ (46,239)
    IPP - Related . . . . . . . . . .       (127,462)     (104,230)
                                       --------------    ----------
Total Economic Value Added. . . . . .       (138,683)     (150,469)
Charge for Use of Investor's Capital.        299,414       308,920
Adjustments for Significant Items . .        (14,634)      (93,140)
Interest Charges (net of taxes) . . .        (86,241)      (44,948)
Niagara Mohawk Preferred Dividends. .         (9,024)       (9,223)
                                       --------------    ----------
   Consolidated Net Income. . . . . .  $      50,832     $  11,140
                                       ==============    ==========


REVIEW BY INDEPENDENT ACCOUNTANTS

Holdings and Niagara Mohawk's independent accountants, PricewaterhouseCoopers LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of March 31, 1999 and 1998, and the related unaudited consolidated statements of income and of cash flows for the three-month periods ended March 31, 1999 and 1998 and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of March 31, 1999 and 1998 and the related unaudited Consolidated Statements of Income and of cash flows for the three-month periods ended March 31, 1999 and 1998. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Holdings and its subsidiaries, and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of March 31, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.'s management and Niagara Mohawk Power Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding he financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Niagara Mohawk Power Corporation as of December 31, 1998, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
SYRACUSE NY
May 17, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings' and Niagara Mohawk's cash flow upon the implementation of the MRA and POWERCHOICE, the timing and outcome of the future sale of Niagara Mohawk's fossil, hydro and nuclear generation assets, the conclusion of the Unit 1 refueling outage, and the outcome of the Niagara Mohawk's transition to a new customer service system. In addition, certain statements made related to the year 2000 readiness program are also forward-looking (see "Year 2000 Readiness Disclosure"). These forward-looking statements are based upon a number of assumptions, including assumptions regarding the POWERCHOICE agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, challenges to the POWERCHOICE agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's ongoing sale of its generation assets, length of the transition period to Niagara Mohawk's new customer service system, and the economic conditions of Niagara Mohawk's service territory.

                              POWERCHOICE AGREEMENT

Niagara Mohawk's POWERCHOICE Agreement was approved by the PSC in a written order issued March 20, 1998. Niagara Mohawk consummated its MRA Agreement with certain IPP Parties on June 30, 1998 and implemented the rate reductions under POWERCHOICE effective September 1, 1998 upon PSC approval of the rate tariff schedules.

The POWERCHOICE agreement establishes a five-year rate plan that will reduce class average residential and commercial prices by an aggregate of 3.2% over the first three years, beginning September 1, 1998. The reduction in prices includes certain savings that will result from approved reductions of the GRT. Industrial customers will see average reductions of 25% relative to 1995 tariffs; these decreases will include discounts currently offered to some industrial customers through optional and flexible rate programs.

Under the terms of the POWERCHOICE agreement, all of the Company's customers will be able to choose their electricity supplier in a competitive market by August 1999. Currently, some customers are able to choose their electricity supplier. The Company will continue to distribute electricity through its transmission and distribution systems and will be obligated to be the provider of last resort for those customers who do not exercise their right to choose a new electricity supplier.

In early October 1998, the Alliance for Municipal Power ("AMP"), a group of 21 towns and villages in St. Lawrence and Franklin Counties pursuing municipalization, and Alfred P. Coppola ("Coppola"), a Councilman from the City of Buffalo, commenced an Article 78 Proceeding in Albany County Supreme Court that challenged the PSC's decision to approve POWERCHOICE and the PSC's decision that denied the petitions of Alliance for Municipal Power and Coppola for rehearing before the Commission. The Article 78 Petition sought to vacate the decision of the PSC approving POWERCHOICE provisions relating to the determination and recovery of strandable costs through the application of a competitive transition charge and exit fees. The PSC has made a motion to dismiss the Article 78 Petition in this matter. On March 11, 1999, the Albany County Supreme Court dismissed in its entirety, the petition of Coppola and also dismissed AMP's petition to the extent that it challenged the determination and recovery of stranded costs through the application of CTCs and exit fees. However, the Court did order the PSC to respond to AMP's claim that the PSC failed to act on discovery requests seeking information about exit fees. The parties are negotiating a resolution of that matter by means of Niagara Mohawk providing AMP with information on the calculation of exit fees. On May 7, 1999, Niagara Mohawk provided AMP with an updated exit fee of approximately $150 million if calculated using the method prescribed by POWERCHOICE and the PSC, but the amount could be as high as $272 million if it is calculated using the method prescribed by FERC. Recently, AMP filed a motion to re-argue with the Supreme Court and has also filed a notice of appeal from the decision of the lower court. Niagara Mohawk is unable to predict the outcome of this matter. Suspension of POWERCHOICE or renegotiation of its material terms could have a material adverse effect on Holdings' and Niagara Mohawk's results of operations, financial condition, and future cash flows. For a further discussion of Niagara Mohawk's stranded cost recovery in the case of municipalization, see Niagara Mohawk's Form 10-K for fiscal year ended
December 1, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery").

In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk's plan to divest all of its fossil and hydro generation assets, which is a key component in its POWERCHOICE agreement to lower average electricity prices and provide customer choice. Niagara Mohawk has previously announced agreements to sell its hydro and coal-fired generation assets. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement" for discussion of such agreements and associated transition power agreements. On April 1, 1999, Niagara Mohawk announced another agreement with NRG to sell its 88 percent share of its oil and gas-fired generating plant in Oswego for $80 million. The Oswego generating station has a book value of approximately $325 million and a capacity of 1,496 megawatts. Niagara Mohawk anticipates that the transaction closing will occur later in 1999, once appropriate regulatory approval is obtained. Niagara Mohawk has also signed a transition power agreement ("TPA") with NRG for electricity from the Oswego plant. The terms of the TPA, which is one part of the integrated transaction for the sale of the Oswego plant, provides primarily for capacity payments, with payments for a nominal quantity of energy. Niagara Mohawk continues to pursue the sale of its oil and gas-fired plant in Albany, which has a net book value of approximately $38 million. Niagara Mohawk is unable to predict the outcome or timing of the divestiture of its Albany plant. Niagara Mohawk plans to sell its interest in the Roseton plant, which has a net book value of approximately $40 million, through an auction by the operator of the plant, Central Hudson Gas and Electric Corporation. Central Hudson Gas and Electric Corporation has indicated that the sale is expected to conclude in 2000. The auction of the fossil and hydro assets will serve to quantify any stranded costs associated with Niagara Mohawk's fossil and hydro generating assets. Niagara Mohawk will have a reasonable opportunity to recover these costs through the CTC and otherwise as described above. The POWERCHOICE agreement provides for deferral and future recovery of net losses, resulting from the sale of the assets. For the announced sales, Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $60 to $70 million. A regulatory asset will be recorded for the amount of the actual net loss upon closing of the sales transactions. The amount of the regulatory asset is subject to change as a result of closing adjustments on the announced sales, any delays in closing, transaction costs, and the outcome of the sale of the remaining fossil assets. Not included in the estimated range of the net loss is the amount of incentive Niagara Mohawk is entitled to under POWERCHOICE. This amount cannot be determined until all sales are concluded. The estimated range of net loss also excludes any accounting requirements relating to the TPAs. Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

After the auction process is complete, Niagara Mohawk has agreed not to own any non-nuclear generating assets in the state of New York, subject to certain exceptions provided in the POWERCHOICE agreement. Under the terms of the note indenture prepared in connection with the financing of the MRA, Niagara Mohawk is obligated to use 85% of the proceeds of the sale of its generation assets to reduce outstanding debt. Proceeds on the announced sales are expected to aggregate $860 million.

The POWERCHOICE agreement contemplated that Niagara Mohawk's nuclear plants would remain part of its regulated business. The POWERCHOICE agreement stipulates that absent a statewide solution, Niagara Mohawk will file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of the POWERCHOICE settlement. On January 28, 1999, Niagara Mohawk announced plans to pursue the sale of its nuclear assets. At March 31, 1999, the net book value of Niagara Mohawk's nuclear generating assets was approximately $1.6 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear related assets of approximately
$0.5 billion. These others assets include the decommissioning trusts and regulatory assets, primarily related to income taxes. A sale of the nuclear plants will require approval by, among others, the PSC, FERC, NRC, and the SEC. A sale would be contingent upon Niagara Mohawk's recovery of stranded costs created by the sale. Niagara Mohawk is unable to predict if a sale will occur and the timing of such sale.

The POWERCHOICE agreement also allowed Niagara Mohawk to form a holding company, which Niagara Mohawk's shareholders approved at its 1998 annual meeting. Niagara Mohawk received approval from the FERC, PSC, NRC and the SEC to form the holding company. Niagara Mohawk was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange with Niagara Mohawk Holdings, Inc. on March 18, 1999. The outstanding shares of Niagara Mohawk's common stock, 1.00 par value were exchanged on a share-for-share basis for Holdings' common stock, par value of $0.01. Niagara Mohawk then became a subsidiary of Holdings. Niagara Mohawk's preferred stock and debt were not exchanged and will remain securities of Niagara Mohawk. Holdings is authorized to issue 50,000,000 shares of its own preferred stock. Holdings' common stock is listed on the New York Stock Exchange under the symbol NMK and Niagara Mohawk's common stock was delisted. The POWERCHOICE agreement also outlines various affiliate rules between Niagara Mohawk and its affiliated companies.

The holding company structure is intended to provide Holdings and its subsidiaries with the financial and regulatory flexibility to compete more effectively in an increasingly competitive energy industry by providing a structure that can accommodate both regulated and unregulated lines of business. The holding company structure will permit Holdings to participate in unregulated business opportunities as the industry evolves.

                         FERC RULEMAKING ON OPEN ACCESS

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery.")

In April 1996, the FERC issued Order 888. Order 888 promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. In addition, FERC Order 888, required the NYPP to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. On January 31, 1997, the NYPP Member Systems (the "Member Systems") submitted a comprehensive proposal to establish a NYISO, a New York State Reliability Council ("NYSRC") and a New York Power Exchange ("NYPE") that will foster a fully competitive wholesale electricity market in New York State.

On June 24, 1998, FERC gave the Member Systems conditional approval to form the NYISO and since that time several filings and settlements have been made. On January 27, 1999, FERC conditionally approved the NYISO tariff subject to certain modifications and on April 30, 1999, the Member Systems made a Compliance Filing to address the modifications FERC required to be made to the NYISO tariff. In addition, market trials began in January 1999 and will be conducted as required prior to the NYISO start up. While Niagara Mohawk is unable to predict when FERC will rule on the Member Systems' April 30, 1999 filing, or future filings on NYISO governance revisions, it does believe that progress is being made in New York State toward more competitive market for electricity, consistent with the POWERCHOICE restructuring agreement.

                FUTURE OF THE REGULATED NATURAL GAS INDUSTRY

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Other Federal and State Regulatory Initiatives - Future of the Natural Gas Industry.")

In November 1998, the PSC issued its Policy Statement concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment ("PSC Policy Statement"). The PSC Policy Statement envisions a transitional time frame for local gas distribution companies ("LDC") to exit the business of purchasing natural gas, and required the LDCs, including Niagara Mohawk to submit plans outlining their rate and restructuring plans. Niagara Mohawk has complied with the PSC Policy Statement and has filed several proposals including its November 1998 pilot program to eliminate mandatory capacity assignment and notification of continuation of certain capacity assignment. Most recently, on March 11, 1999, Niagara Mohawk filed its Gas Multi-Year Rate and Restructuring Proposal. The proposal addresses the following issues:

(a) Niagara Mohawk's strategy for holding new contracts to a minimum, with no planned new capacity contracting, holding enough capacity upstream of CNG to meet design winter requirements for firm sales customers and contract reductions to the extent possible without jeopardizing reliability.

(b) Quantification of Niagara Mohawk's potential stranded costs and proposed full pass-through Gas Adjustment Clause ("GAC") to recover these costs, which are estimated to range from approximately $10 to $53 million over the three year rate case period. The range of the potential stranded costs is based on an estimate of the number of customers that may migrate from Niagara Mohawk as their gas supplier to a gas marketer.

(c) A long term rate plan for the three years beginning November 1, 1999, in which average natural gas prices would increase no more than 2.5 percent commencing November 1, 1999, about half a percent in November 2000 and less than two percent in November 2001.

(d) A consumer education program that will facilitate customer participation in the commodity market through a generalized awareness program and community based training.

(e)  A plan to file for unbundled rates, which was filed on May 1, 1999.

Niagara Mohawk expects to enter into settlement discussions with PSC staff and other interested parties regarding this proposal, but cannot predict the outcome of such discussions.

                                 NUCLEAR MATTERS

UNIT 1: Some owners of older General Electric Company boiling water reactors, including Niagara Mohawk, have experienced cracking in horizontal welds in the plants' core shrouds. In response to industry findings, Niagara Mohawk installed preemptive modifications to the Unit 1 core shroud during a 1995 refueling and maintenance outage. The core shroud, a stainless steel cylinder inside the reactor vessel, surrounds the fuel and directs the flow of reactor water through the fuel assemblies. Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in vertical welds not reinforced by the 1995 repairs. Subsequently, Niagara Mohawk filed a comprehensive inspection and analysis report with the NRC that concluded that the condition of the Unit 1 core shroud supported the safe operation of the plant, and obtained NRC approval to operate Unit 1 until the Unit's next scheduled refueling and maintenance outage in 1999, at which time the core shroud would be reinspected. Niagara Mohawk developed a repair plan that would be accomplished during the outage if inspections indicated that repairs were needed. The refueling and maintenance outage at Unit 1 began on April 11, 1999. During the core shroud reinspection, indications of crack growth within growth rate analyzed limits were identified around a portion of one of the welds.
After careful examination and analysis, Niagara Mohawk decided to install a repair modification on two of the shroud's vertical welds. A damaged tie rod, previously installed to address horizontal shroud cracks was also identified.
As a result, all four rods will be repaired to correct a design deficiency.
The estimated cost of these repairs, as well as others that have extended the duration of the refueling outage, are not expected to have a material impact on results of operations. The plant is expected to return to service in the first week of June 1999, slightly beyond the original expected return to service date.

                         YEAR 2000 READINESS DISCLOSURE

As the year 2000 approaches, Niagara Mohawk, along with other companies, could experience potentially serious operational problems, since many computer programs that were developed in the past may not properly recognize calendar dates beginning with year 2000. Further, there are embedded chips contained within generation, transmission, distribution, gas, and other equipment that may be date sensitive. In circumstances where an embedded chip fails to recognize the correct date, electric, gas and business operations could be adversely affected.

PLAN: Niagara Mohawk formed a year 2000 project management office and year 2000 project managers were appointed within each business group. A year 2000 program vice-president and an executive level steering committee were put in place to oversee all aspects of the program. In addition to Niagara Mohawk personnel, Niagara Mohawk has retained the services of leading computer service and consulting firms specializing in computer systems and embedded components, which are involved in various phases of the project. Also, Niagara Mohawk is working closely with industry groups such as the Electric Power Research Institute ("EPRI"), North American Electric Reliability Council ("NERC"), Nuclear Energy Institute, Nuclear Utilities Software Management Group, and other utilities. In addition, the PSC is requiring that New York utilities have mission critical year 2000 work, including a contingency plan, completed by July 1, 1999, and the Nuclear Regulatory Commission is requiring Niagara Mohawk to certify that its two nuclear plants will be year 2000 ready by July 1, 1999. A plan was developed that established phases of the work to be done. The phases are:

- an inventory of all systems and equipment, (including a physical walkdown of all of the Company's substations),
-  an assessment of all systems and equipment and definition of next steps,
-  remediation,
-  testing and validation,
-  acceptance and deployment,
-  independent validation, and
-  contingency planning.

As part of the assessment phase, all the systems and equipment were prioritized into four categories based upon their functional need and importance. The priorities are:

- Priority 1 - Any failure or regulatory breach that can cause an interruption to the generation or delivery of electric or gas energy to customers, or can jeopardize the safety of any employee, customer, or the general public (e.g. the Energy Management System that controls the flow of electricity and communicates information between the control center and sub-stations).
- Priority 2 - Any failure that can cause an interruption to customer service or breach of significant regulatory contractual or financial commitment (e.g. meter reading equipment).
- Priority 3 - Any failure that can inconvenience a business partner or significantly impact a Niagara Mohawk business group productivity (e.g. electronic payments to vendors).
- Priority 4 - Any failure that can adversely impact a Niagara Mohawk work group or personal productivity, or other business processes (e.g. applications used on a desk top computer used to accomplish day-to-day productivity activities).

Although Niagara Mohawk has identified seven different phases of the project, in some cases the phases are done concurrently. For example, individual computers may be completely tested and redeployed while others are still being remediated. Information obtained within the phases is reviewed by a subject matter expert panel consisting of employees and consultants. Additional testing may be performed based on the importance of the component and a recommendation of the panel. Complete integration and interface testing will be performed on components and systems whenever possible.

Niagara Mohawk's primary focus is on priorities 1 and 2 because of the direct impact on customers. Although Niagara Mohawk's plan addresses completion of all priority items prior to July 1, 1999, some exceptions may not be addressed completely. These are scheduled, however, to be completed prior to January 1, 2000.

Niagara Mohawk's progress with its year 2000 issues for priority items 1 and 2 are as follows:

        PHASE               STATUS       ESTIMATED COMPLETION DATE
----------------------  ---------------  -------------------------
- Inventory               Complete
- Assessment              Complete
- Remediation             In-progress    December 1998 - May 1999
- Testing                 In-progress    March 1999 - May 1999
- Acceptance              In-progress    March 1999 - June 1999
- Validation              In-progress    October 1999
- Contingency Planning    In-progress    December 1998 - June 1999


  Note: Each business group within Niagara Mohawk has its own schedule. The estimated completion dates above may show a range due to different schedules within each business group.

RISKS: Like any organization, Niagara Mohawk is dependent upon many third parties, including suppliers of energy and materials (e.g. independent power producers), service providers, transporters, and the government. These third parties provide services vital to Niagara Mohawk and year 2000 problems at these companies could adversely affect electric and gas operations. One such example is that Niagara Mohawk expects that by the year 2000, it will be purchasing the majority of its electric generation needs. If any of these suppliers has a year 2000 failure, it could interrupt energy supply to Niagara Mohawk's customers. Another example of such a vital third party is telephone companies. If the telephone companies have year 2000 failures, this could in turn affect Niagara Mohawk's customer response capabilities and its ability to operate and maintain the transmission and distribution system that carries electricity to businesses and customer homes. To address these third party issues, Niagara Mohawk has requested certificates of compliance from third parties. To date, Niagara Mohawk has received some responses, but disclosure has been limited. Niagara Mohawk will continue to follow up with third parties to verify the accuracy of responses when Niagara Mohawk's relationship with such third parties is material for its operations. However, Niagara Mohawk may not be able to verify accuracy in all cases. With respect to generation suppliers, Niagara Mohawk has had a higher level of contact and believes there will be an adequate amount of supply available. The inability of suppliers to complete their year 2000 readiness process could materially adversely impact Niagara Mohawk.

Niagara Mohawk is connected to an electric grid that links utilities throughout the United States and Canada. This interconnection is essential to the reliability and operational integrity of the connected utilities. If one of the electric utilities in the grid has a failure, it could cause power fluctuations and possible interruption of others in the grid. As a result, even if Niagara Mohawk did an effective job of becoming compliant, it could still have customer interruptions. Niagara Mohawk is working closely with NYPP, NERC, other utilities, EPRI, and other industry groups to address the issue of grid reliability.

Niagara Mohawk's gas distribution system also has the potential to be adversely impacted by year 2000 noncompliance either by third parties or if its program fails to identify and remediate all problem areas. From the third party natural gas production and transmission facilities, to Niagara Mohawk's distribution pipeline system, and ultimately, to the customer, there are computer systems and equipment with date sensitive processing. If, despite Niagara Mohawk's and third party's best efforts, a year 2000 failure occurs, the flow of gas to the customer could be jeopardized.

As an example, Niagara Mohawk is connected directly to three major transmission pipelines, and has an indirect connection with a fourth. If these pipelines are unable to provide full gas delivery, Niagara Mohawk would implement standing emergency procedures that could interrupt customers. To avoid such an event, Niagara Mohawk is working with the pipelines and state agencies to reduce the probability of any customer interruptions due to year 2000 problems.

The failure to correct for year 2000 problems, either by Niagara Mohawk or third parties, could result in significant disruptions of Niagara Mohawk operations. While massive disruptions due to year 2000 failures are believed to be unlikely by both the electric and gas industries and by Niagara Mohawk, they cannot be ruled out. Localized disruptions, similar to storm damage related disruptions caused by unforeseen failures, either within Niagara Mohawk or by a critical third party, such as voice or data links, are believed to be the most reasonably likely worst case scenario for Niagara Mohawk based upon current knowledge regarding its condition of readiness and the state of readiness of third parties. Niagara Mohawk's business systems may also be affected by a year 2000 related failure that could temporarily interrupt the ability to communicate with customers, collect revenue, or complete cash transactions. In addition, no assurances can be given that the systems of vendors, interconnected utilities, power producers and customers will not result in year 2000 problems. Since the expected impact of these scenarios on Niagara Mohawk's operations, cash flow and financial position cannot be determined, there is no assurance that they would not be material. However, Niagara Mohawk's contingency plans are designed to address these potential failures and mitigate their long-term effect.

CONTINGENCY PLANS: Niagara Mohawk's year 2000 schedules also include the development and implementation of contingency plans in the event of year 2000 failures, both within Niagara Mohawk and by third parties. Niagara Mohawk expects to have plans for priority 1 and 2 items completed by July 1, 1999. Niagara Mohawk's Emergency Planning manager is responsible for overseeing and assisting the business groups in the creation of their contingency plans. The contingency plans will vary by business group and by the various priority levels for different systems and equipment. A schedule has been created to track progress of these plans.

Niagara Mohawk's contingency plans include staffing of all critical substations and availability of backup communication systems believed to be immune from year 2000 impact. Additional staffing will be provided as needed at other Niagara Mohawk owned generation, transmission, and distribution control points for both gas and electric infrastructure.

On April 9, 1999, Niagara Mohawk, along with approximately 200 other electric utilities across the United States, participated in a drill coordinated by NERC. NERC has reported that overall, the drill was a successful exercise of backup voice systems and manual procedures needed to operate the electric power grids of the United States and Canada in the unlikely event of a loss of communications due to year 2000 failures.

COSTS: Niagara Mohawk estimates that total program costs will approximate $33.3 million of which approximately $23.3 million will be expensed and $10 million will be capitalized. Total program costs incurred through March 31, 1999 are $13.9 million of which $9.8 million was expensed and $4.1 million was capitalized. Niagara Mohawk expects to fund the total program costs through operating cash flows. For a discussion of the costs of large computer projects that Niagara Mohawk recently implemented and were year 2000 compliant, see Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Year 2000 Readiness Disclosure."

Certain statements included in this discussion regarding year 2000 compliance are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. These statements include management's best estimates for completion dates for the various phases and priorities, testing to be performed, costs to be spent for compliance, and the risks associated with non-compliance either by Niagara Mohawk or third parties. These forward-looking statements are subject to various factors which may materially affect Niagara Mohawk's efforts with year 2000 compliance. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, which could cause a change in the estimated completion date of a particular phase, the ability to locate and correct all relevant software and embedded components, the compliance of critical vendors, as well as neighboring utilities, and similar uncertainties. Niagara Mohawk's assessments of the effects of year 2000 on Niagara Mohawk are based, in part, upon information received from third parties and other utilities, and Niagara Mohawk's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties and other utilities upon which Niagara Mohawk reasonably relied must be considered as a risk factor that might affect Niagara Mohawk's year 2000 efforts. Niagara Mohawk is attempting to reduce the risks by utilizing an organized approach, extensive testing and contingency planning, and allowance of ample contingency time to address issues identified by tests.

                               FINANCIAL POSITION

Holdings' and Niagara Mohawk's capital structure at March 31, 1999 and December 31, 1998, was as follows:


                                March 31,    December 31,
%                                 1999           1998
------------------------------  ---------   ------------
HOLDINGS:
Long-term debt . . . . . . . .   64.4          64.6
Preferred stock of subsidiary.    4.9           4.9
Common equity. . . . . . . .     30.7          30.5

NIAGARA MOHAWK:
Long-term debt . . . . . . .     65.2          64.6
Preferred stock. . . . . . . .    4.9           4.9
Common equity. . . . . . . . .   29.9          30.5


The culmination of the MRA has significantly increased the leverage of Niagara Mohawk and Holdings. Through the anticipated increased operating cash flow resulting from the MRA and POWERCHOICE agreement, including the proceeds from the sale of the fossil and hydro generation assets, the planned rapid repayment of debt should reduce the leverage in the capital structure of both entities. Book value of Holdings' common stock was $17.17 per share at March 31, 1999, as compared to $16.92 at December 31, 1998.

EBITDA for the 12 months ended March 31, 1999, was $1,245 million for Holdings, an increase of approximately $400 million compared to the 12 months ended March 31, 1999. This increase is generated almost entirely by Niagara Mohawk. The improvement in EBITDA is derived primarily from the impacts of the MRA and POWERCHOICE. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings' and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

                    LIQUIDITY AND CAPITAL RESOURCES

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources").

As of March 31, 1999, Niagara Mohawk has $275 million of borrowing capability under the senior bank facility that expires on June 1, 2000. Also, Niagara Mohawk has the ability to issue first mortgage bonds to the extent that there have been redemptions since June 30, 1998. In addition, Niagara Mohawk is obligated to use 85 percent of the proceeds of the sale of its generation assets to reduce debt outstanding. The proceeds on the announced sales are expected to aggregate $860 million.

NET CASH PROVIDED BY OPERATING ACTIVITIES increased $160.3 million for Holdings and $160.0 million for Niagara Mohawk in the three months ended March 31, 1999 primarily due to Niagara Mohawk's receipt of federal income tax refunds in January 1999 totaling approximately $135 million and improved operating cash flow due to the impacts of the MRA and POWERCHOICE. (See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources"). Offsetting these improvements in the first quarter was a reduction in the amount of accounts receivable sold through cash management.

Holdings' and Niagara Mohawk's NET CASH USED IN INVESTING ACTIVITIES decreased $37.7 and $37.8 million, respectively in the three months ended March 31, 1999 as compared to the same period in 1998. In the first quarter of 1998, Niagara Mohawk incurred higher capital additions in response to the 1998 ice storm.

Niagara Mohawk's NET CASH USED IN FINANCING ACTIVITIES decreased $88.7 million due to the dividend and related cash transfer of Opinac to Holdings on March 31, 1999.

                              RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months ended March 31, 1999 in comparison to the same period in 1998. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month period should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the June 30, 1998 termination, restatement or amendment of IPP contracts and the implementation of POWERCHOICE. With the consummation of the MRA and the implementation of POWERCHOICE effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years subsequent to POWERCHOICE to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor when coupled with the impact of the MRA and POWERCHOICE would be to record a significantly higher percentage of income earned in the first quarter compared to earnings for the balance of each year. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------

Holdings:
---------

Earnings for the first quarter of 1999 were $50.8 million or 27 cents per share, as compared with Niagara Mohawk earnings of $11.1 million or 8 cents per share for the first quarter of 1998. Income earned during the first quarter of 1999 will be a very significant component of earnings for the entire year.
First quarter 1999 earnings reflect the impact from Niagara Mohawk's MRA and POWERCHOICE, which have resulted in lower aggregate fuel and purchased electricity costs, partly offset by increased interest costs, and improved earnings by $57.7 million or 31 cents per share. However, the amortization of the MRA regulatory asset had a non-cash expense impact of $62.8 million or 34 cents per share. In addition, the amount of income tax expense is affected by the level of income and the effective income tax rate. Changes in the magnitude of tax benefits which are flowed through to customers in relation to total pre-tax income is the principal factor causing variability in the effective tax rate. Earnings for the first quarter of 1998 reflect the incremental costs of the 1998 Ice Storm, which reduced earnings by $40.9 million or 28 cents per share.

Niagara Mohawk:
---------------

Niagara Mohawk earnings for the first quarter of 1999 were the same as Holdings other than the treatment of Niagara Mohawk's preferred dividend payments. However, future earnings of Niagara Mohawk will differ from Holdings by the earnings contribution of Opinac due to the dividend of Niagara Mohawk's interest in Opinac to Holdings on March 31, 1999.

REVENUES
--------

In mid-February 1999, Niagara Mohawk implemented a new Customer Service System ("CSS"). The CSS replaces existing order, billing, collections and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS also provides retail access and unbundled bill functionality required under POWERCHOICE, and addresses Year 2000 compliance. These capabilities could not be developed in the existing systems.

Niagara Mohawk, as well as other companies that have implemented similar CSS projects have experienced transition periods, characterized by significantly higher customer call volumes and complaints, billing and data accumulation and reporting issues, and other problems that impact productivity and costs. In implementing a system as complex as CSS, Niagara Mohawk anticipated that the transition would also be complicated by changes in the information and choices provided to customers pursuant to POWERCHOICE. Niagara Mohawk has taken steps prior to and during the transition period to prioritize and respond to emerging issues. Although the length and degree of the transition period cannot presently be predicted, Niagara Mohawk is aware that transition periods at other companies have been six months or longer.

On May 11, 1999, Niagara Mohawk was directed to file a report by May 19, 1999 with the PSC and the New York State Consumer Protection Board detailing steps taken by Niagara Mohawk in response to problems with the CSS system. The report will also outline how Niagara Mohawk intends to rectify on-going problems.

The transition period presents several financial exposures. Although there are known billing issues, Niagara Mohawk believes that overall recorded revenues, as presented in the tables below, fairly reflect the revenues of Niagara Mohawk over this period. Outstanding accounts receivables have increased, and Niagara Mohawk has increased the reserve for bad debts by approximately $10 million to provide for the increased exposure to collection risk. POWERCHOICE provides for penalties in the event certain customer related performance metrics are not met. Although actual customer service related performance has deteriorated, Niagara Mohawk has not yet exceeded penalty thresholds. The maximum penalty for PSC complaints and residential customer satisfaction is $4.4 million per year.

Finally, in managing the transition period, Niagara Mohawk is evaluating the allocation of resources. Niagara Mohawk is assessing the increased cost it will incur to complete the transition to CSS, taking into consideration a reprioritization of other activities, with the goal that such costs will not have a material impact on financial position and cash flow. However, such costs could ultimately have a material impact on expected results of operation.


                               ELECTRIC REVENUE (THOUSANDS)
                         ----------------------------------------
                                                       %
                              1999        1998       Change
                         ------------ -----------    ------
REGULATED:
   Residential. . . . .  $   375,145  $  336,434      11.5
   Commercial . . . . .      316,059     310,038       1.9
   Industrial . . . . .      103,645     123,470     (16.1)
   Industrial - Special       16,386      15,977       2.6
   Other. . . . . . . .       11,965      14,576     (17.9)
                         -----------  -----------    ------
Regulated Total to
  Ultimate Consumers.        823,200     800,495       2.8
   Other Electric Systems.    12,291      32,923     (62.7)
   Miscellaneous . . . . .    14,255      29,751     (52.1)
                         ------------ -----------    ------
Total Regulated . . . .      849,746     863,169      (1.6)
UNREGULATED:
   Wholesale & Retail .       14,932      50,352     (70.3)
                         ------------ -----------    ------
TOTAL . . . . . . . . .  $   864,678  $  913,521      (5.3)
                         ============ ===========    ======


REGULATED ELECTRIC REVENUES decreased $13.4 million or 1.6% from the first quarter of 1998. The new CSS system has converted all customers previously billed on a bi-monthly basis to a monthly basis, which has resulted in an increase in billed revenue, with corresponding decreases in accrued unbilled revenues. In accordance with POWERCHOICE, Niagara Mohawk recognizes changes in accrued unbilled electricrevenues in its results of operations, whereas, in the first quarter of 1998,the effects of the changes in accrued unbilled revenues were deferred. As a result, miscellaneous revenues, which include the unbilled revenues, have decreased by approximately $15.5 million. Industrial revenues have decreased in the first quarter of 1999 as compared to 1998 due to lower POWERCHOICE rates and industrial customers switching energy providers as a result of open access. Although the industry is moving towards open access, Niagara Mohawk still receives revenues from the delivery of energy, which is reflected as miscellaneous revenues. Therefore overall electric revenues were not materially impacted by open access. There were no significant unanticipated sales variances during the quarter.

UNREGULATED ELECTRIC REVENUES decreased $35.4 million or 70.3% from the first quarter of 1998 primarily as a result of Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy") having reduced trading activities.

                             THREE MONTHS ENDED MARCH 31,


                                  GAS REVENUE (THOUSANDS)
                         -----------------------------------
                                                       %
                              1999        1998       Change
                         ------------ -----------    ------
REGULATED:
   Residential. . . . .  $   168,980  $  160,664       5.2
   Commercial . . . . .       56,238      55,053       2.2
   Industrial . . . . .        1,194       1,546     (22.8)
                         -----------  -----------    ------
Regulated Total to
  Ultimate Consumers.      226,412     217,263       4.2
   Transportation of
    Customer-Owned Gas      16,344      16,685      (2.0)
   Spot Market Sales            286          38     652.6
   Miscellaneous . . .        3,233       1,249     158.8
                         ------------ -----------   ------
Total Regulated . . . .      246,275     235,235       4.7
UNREGULATED:
   Wholesale & Retail .        8,132      14,922     (45.5)
                         ------------ -----------    ------
TOTAL . . . . . . . . .  $   254,407  $  250,157       1.7
                         ============ ===========    ======


REGULATED GAS REVENUES increased $11.0 million or 4.7% in the first quarter of 1999 from the comparable period in 1998, primarily as a result of an increase in sales to residential customers. This increase is attributable to colder weather in the first quarter of 1999 as compared to the first quarter in 1998. Although sales increased, the cost of gas supplied decreased. Since the cost of gas delivered is a pass-through to customers, gas revenues will fluctuate as gas commodity costs fluctuate. Revenues and sales also increased as a result of beginning to bill customers on a monthly basis rather than a bi-monthly basis. Most customers that were billed on a bi-monthly basis were residential.
Pursuant to the gas settlement changes in accrued unbilled gas revenues are deferred.

UNREGULATED GAS REVENUES decreased $6.8 million or 45.5% in the first quarter of 1999 from the comparable period in 1998, primarily as a result of Niagara Mohawk Energy having reduced trading activity. As a result, unregulated gas sales have also decreased.

OPERATING EXPENSES
------------------

                          THREE MONTHS ENDED MARCH 31,
                              (NIAGARA MOHAWK ONLY)


                                                      GWH                    COST (MILLIONS)           CENTS/KWH
                                          ------------------------       ------------------------     ------------
                                           1999     1998     % Chg         1999      1998   % Chg     1999    1998
                                          ------  -------    -------     -------   -------  -------   -----  -----
REGULATED FUEL FOR ELECTRIC GENERATION:
   Coal . . . . . . . . . . . . . . . .   1,859     1,875      (0.9)     $ 28.0    $ 28.3     (1.1)    1.5    1.5
   Oil. . . . . . . . . . . . . . . . .     516       155     232.9        14.0       5.4    159.3     2.7    3.5
   Natural Gas. . . . . . . . . . . . .      37        52     (28.8)        0.8       2.7    (70.4)    2.2    5.2
   Nuclear. . . . . . . . . . . . . . .   2,342     2,226       5.2        11.3      10.5      7.6     0.5    0.5
   Hydro. . . . . . . . . . . . . . . .     728       900     (19.1)          -         -        -       -      -
                                          ------  --------   -------     -------   -------  -------   -----  -----
                                          5,482     5,208       5.3        54.1      46.9     15.4     1.0    0.9
   Deferral . . . . . . . . . . .                                           3.0       0.3    900.0
                                          ------  --------   -------     -------   -------  -------   -----  -----
        Total electric generation . . .   5,482     5,208       5.3        57.1      47.2     21.0     1.0    0.9
                                          ------  --------   -------     -------   -------  -------   -----  -----
ELECTRICITY PURCHASED:
   REGULATED:
      IPPs:
         Capacity . . . . . . . . . .                                    $  3.7    $ 54.4    (93.2)
         Energy and taxes . . . . . . .   2,105     3,404     (38.2)      127.7     239.8    (46.7)    6.1    7.0
                                         -------  --------   -------     -------   -------  -------   -----  -----
            Total IPP purchases . . . .   2,105     3,404     (38.2)      131.4     294.2    (55.3)    6.2    8.6
      Other purchases . . . . . . . . .   2,074     1,981       4.7        29.3      24.4     20.1     1.4    1.2
                                         -------  --------   -------     -------   -------  -------   -----  -----
         Sub-total regulated purchases.   4,179     5,385     (22.4)      160.7     318.6    (49.6)    3.8    5.9
                                         -------  --------   -------     -------   -------  -------   -----  -----
      Deferral. . . . . . . . . . . . .                                     0.3       5.7    (94.7)
                                         -------  --------   -------     -------   -------  -------   -----  -----
        Total regulated purchases . . .   4,179     5,385     (22.4)      161.0     324.3    (50.4)    3.9    6.0
                                         -------  --------   -------     -------   -------  -------   -----  -----
                  Total . . . . . . . .   9,661    10,593      (8.8)     $218.1    $371.5    (41.3)    2.3    3.5
                                         =======  ========   =======     =======   =======  =======   =====  =====


Niagara Mohawk's ELECTRICITY PURCHASED decreased $163.3 million or 50.4% in the first quarter of 1999, primarily as a result of decreased payments to IPPs. The decrease in IPP purchases is primarily the result of the MRA agreement, which resulted in the termination of 18 PPAs for 1,092 MW, restatement of eight PPAs for 535 MW and the amendment of one PPA for 42 MW.

As a result, Niagara Mohawk's load requirements were met to a greater extent from internal sources, which resulted in an increase in FUEL FOR ELECTRIC GENERATION of $9.9 million as compared to the first quarter in 1998. In accordance with POWERCHOICE, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as a decrease in unregulated supply costs of $36.3 million or 71.7% in the first quarter of 1999, primarily due to lower sales.

Niagara Mohawk's GAS PURCHASED expense decreased $8.1 million in the first quarter of 1999. This was a result of a 4.7 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($15.8 million), a $9.2 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause and a 12.5 % decrease in the average cost per Dth purchased ($14.9 million). These decreases were offset by a $0.2 million increase in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, decreased to $2.79 in 1999 from $3.19 in 1997.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as a decrease of $7.3 million in the first quarter of 1999 primarily as a result of lower unregulated sales.

OTHER OPERATION AND MAINTENANCE EXPENSES for both Holdings and Niagara Mohawk have decreased primarily as a result of the 1998 Ice Storm charges incurred during the first quarter of 1998.

Holdings' and Niagara Mohawk's OTHER INCOME decreased primarily due to the recording of the MRA debt interest rate savings liability.

Holdings' and Niagara Mohawk's INTEREST CHARGES increased by $64.7 million mainly due to the debt incurred as part of the MRA.

The increase in Holdings' and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES of approximately $7.7 million is due to higher first quarter book taxable income offset in part by a lower effective tax rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings market risk or market risk strategies during the quarter ended March 31, 1999. For a detail discussion of market risk, see Niagara Mohawk's Form 10-K for fiscal period ended December 31, 1998,
Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS

Inter-Power Litigation
-----------------------

In March 1993, Inter-Power of New York, Inc. ("Inter-Power") filed a complaint against Niagara Mohawk and certain of its officers and employees in the NYS Supreme Court. Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with Niagara Mohawk's alleged termination of a PPA in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to Niagara Mohawk's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. In January 1998, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the sole remaining claim in this lawsuit and dismissed this lawsuit in its entirety. In January 1998, Inter-Power filed a notice of appeal and perfected the appeal in October 1998. The appeal was argued before the Appellate Division, Third Department, on January 15, 1999. On March 18, 1999, the Appellate Division, Third Department affirmed the dismissal of the last remaining cause of action. On April 30, 1999, Inter-Power filed with the Court of Appeals a motion seeking leave of court to file an appeal in this matter and on May 10, 1999, Niagara Mohawk filed its response. Niagara Mohawk is unable to predict the timing and outcome of this matter.

NorCon Litigation
-----------------

On February 4, 1994, Niagara Mohawk notified NorCon Partners, LP ("NorCon") of its demand for adequate assurance that NorCon would perform all of their future repayment obligations as required by agreement.

On March 7, 1994, NorCon filed a complaint in the U.S. District Court seeking to enjoin Niagara Mohawk from terminating a PPA between the parties and seeking a declaratory judgment that Niagara Mohawk has no right to demand additional security or other assurances of NorCon's future performance under the PPA. NorCon sought a temporary restraining order against Niagara Mohawk to prevent Niagara Mohawk from taking any action on its February 4, 1994 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, Niagara Mohawk filed its answer and counterclaim for declaratory judgment relating to Niagara Mohawk's exercise of its right to demand adequate assurance. On November 2, 1994, NorCon filed for summary judgment. On February 6, 1996, the U.S. District Court granted NorCon's motion for summary judgment and ruled that under New York Law, Niagara Mohawk did not have the right to demand adequate assurances of future performance. On March 26, 1997, the U.S. Court of Appeals for the Second Circuit ordered that the question of whether there exists under New York commercial law the right to demand firm security on an electric contract should be certified to the New York Court of Appeals, the highest New York court, for final resolution. The Second Circuit order effectively stayed the U.S. District Court's order against Niagara Mohawk, pending final disposition by the New York Court of Appeals. A motion to stay further proceedings was made since this contract was included in the MRA.

NorCon subsequently dropped out of the MRA and arguments were held on October 22, 1998 in the New York Court of Appeals at the request of Niagara Mohawk. On December 1, 1998, the New York Court of Appeals ruled in favor of Niagara Mohawk's right to demand adequate assurance of future performance on an electric contract. Resolution of the remaining issues will be determined in the U.S. District Court for the Southern District of New York. Motions for summary judgement by the respective parties are scheduled to be argued on May 21, 1999 in the U.S. District Court. Niagara Mohawk is unable to predict the timing and outcome of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 3 - Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York filed March 19, 1999 in the office of the New York Secretary of State.

Exhibit 10-1 - Amended employment contract between Holdings, Niagara Mohawk and William E. Davis, Chairman of the Board and Chief Executive Officer, dated March 17, 1999.

Exhibit 10-2 - Amended employment contract between Holdings and Albert J. Budney Jr., President, dated March 17, 1999.

Exhibit 10-3 - Amended employment contract between Holdings, Niagara Mohawk and Darlene D. Kerr, Executive Vice President - Energy Delivery, dated March 17, 1999.

Exhibit 10-4 - Amended employment contract between Holdings, Niagara Mohawk and David J. Arrington, Senior Vice President - Human Resources, dated March 17, 1999.

Exhibit 10-5 - Amended employment contract between Holdings, Niagara Mohawk and Thomas H. Baron, Senior Vice President - Field Operations, dated March 17, 1999.

Exhibit 10-6 - Amended employment contract between Holdings, Niagara Mohawk and Edward J. Dienst, Senior Vice President - Customer Delivery & Asset Management, dated March 17, 1999.

Exhibit 10-7 - Amended employment contract between Holdings, Niagara Mohawk and William F. Edwards, Senior Vice President and Chief Financial Officer, dated March 17, 1999.

Exhibit 10-8 - Amended employment contract between Holdings and Gary J. Lavine, Senior Vice President - Legal & Corporate Relations, dated March 17, 1999.

Exhibit 10-9 - Amended employment contract between Holdings, Niagara Mohawk and John H. Mueller, Senior Vice President and Chief Nuclear Officer, dated March 17, 1999.

Exhibit 10-10 - Amended employment contract between Holdings, Niagara Mohawk and Theresa A. Flaim, Vice President - Corporate Strategic Planning, dated March 17, 1999.

Exhibit 10-11 - Amended employment contract between Holdings, Niagara Mohawk and Kapua A. Rice, Corporate Secretary, dated March 17, 1999.

Exhibit 10-12 - Amended employment contract between Holdings, Niagara Mohawk and Steven W. Tasker, Vice President - Controller, dated March 17, 1999.

Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 1999 and 1998.

Exhibit 12a - Statement Showing Computations of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 1999 for Niagara Mohawk Holdings, Inc.

Exhibit 12b - Statement Showing Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1999 for Niagara Mohawk Power Corporation.

Exhibit 15 - Accountants' Acknowledgement Letter.

Exhibit 27a - Financial Data Schedule for Niagara Mohawk Holdings, Inc.

Exhibit 27b - Financial Data Schedule for Niagara Mohawk Power Corporation

Exhibit 99 - 1st Quarter 1999 Earnings Release for Holdings.

In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group during March 1996 and subsequently amended (effective June 30, 1998). The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

(b)  Reports on Form 8-K:

     NIAGARA MOHAWK HOLDINGS, INC.
     -----------------------------

     Form 8-K Reporting Date - March 18, 1999
     Items Reported:

     (1) Item 5. Other Events.
         Registrant filed information concerning the reorganization of Niagara Mohawk Power Corporation into a holding company structure.

     (2) Item 7. Financial Statements and  Exhibits.
         Exhibit incorporated by reference from a previous filing with the Securities and Exchange Commission and exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - April 5, 1999
     Items Reported:

     (1) Item 5. Other Events.
         Niagara Mohawk issued a press release regarding the sale of its Oswego Steam Station generating plant.

     (2) Item 7. Financial Statements and Exhibits.
         Exhibit required to be filed by Item 601 of Regulation S-K.

     NIAGARA MOHAWK POWER CORPORATION
     -----------------------------------

     Form 8-K Reporting Date - January 28, 1999
     Items Reported:

     (1) Item 5. Other Events.
         (a) Niagara Mohawk issued a press release regarding its announcement to pursue the sale of its nuclear assets.
         (b) Niagara Mohawk issued a press release regarding its annual and fourth quarter earnings for 1998.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - March 18, 1999
     Items Reported:

     (1) Item 5. Other Events.
         Registrant filed information concerning the reorganization of Niagara Mohawk Power Corporation into a holding company structure.

     Form 8-K Reporting Date - April 5, 1999
     Items Reported:

     (1) Item 5. Other Events.
         Registrant issued a press release regarding the sale of its Oswego Steam Station generating plant.

     (2) Item 7. Financial Statements and Exhibits.
         Exhibit required to be filed by Item 601 of Regulation S-K.

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     NIAGARA MOHAWK HOLDINGS, INC.
                                               (Registrant)



Date:  May 17, 1999                  By: /s/Steven W. Tasker
                                        --------------------
                                        Steven W. Tasker
                                        Vice President-Controller and
                                        Principal Accounting Officer



                                     NIAGARA MOHAWK POWER CORPORATION
                                              (Registrant)



Date:  May 17, 1999                  By: /s/Steven W. Tasker
                                        --------------------
                                        Steven W. Tasker
                                        Vice President-Controller and
                                        Principal Accounting Officer

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

3 Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York filed March 19, 1999 in the office of the New York Secretary of State.

10-1 Amended employment contract between Holdings, Niagara Mohawk and William E. Davis, Chairman of the Board and Chief Executive Officer, dated March 17, 1999.

10-2 Amended employment contract between Holdings and Albert J. Budney Jr., President, dated March 17, 1999.

10-3 Amended employment contract between Holdings, Niagara Mohawk and Darlene D. Kerr, Executive Vice President - Energy Delivery, dated March 17, 1999.

10-4 Amended employment contract between Holdings, Niagara Mohawk and David J. Arrington, Senior Vice President - Human Resources, dated March 17, 1999.

10-5 Amended employment contract between Holdings, Niagara Mohawk and Thomas H. Baron, Senior Vice President - Field Operations, dated March 17, 1999.

10-6 Amended employment contract between Holdings, Niagara Mohawk and Edward J. Dienst, Senior Vice President - Customer Delivery & Asset Management, dated March 17, 1999.

10-7 Amended employment contract between Holdings, Niagara Mohawk and William F. Edwards, Senior Vice President and Chief Financial Officer, dated March 17, 1999.

10-8 Amended employment contract between Holdings and Gary J. Lavine, Senior Vice President - Legal & Corporate Relations, dated
           March 17, 1999.

10-9 Amended employment contract between Holdings, Niagara Mohawk and John H. Mueller, Senior Vice President and Chief Nuclear Officer, dated March 17, 1999.

10-10 Amended employment contract between Holdings, Niagara Mohawk and Theresa A. Flaim, Vice President - Corporate Strategic Planning, dated March 17, 1999.

10-11 Amended employment contract between Holdings, Niagara Mohawk and Kapua A. Rice, Corporate Secretary, dated March 17, 1999.

10-12 Amended employment contract between Holdings, Niagara Mohawk and Steven W. Tasker, Vice President - Controller, dated March 17, 1999.

11         NIAGARA MOHAWK HOLDINGS, INC.
           Computation of the Average Number of Shares of Common Stock Outstanding for the Three
           Months Ended March 31, 1999 and 1998.

12a        NIAGARA MOHAWK HOLDINGS, INC.
           Statement Showing Computations of Ratio of
           Earnings to Fixed Charges for the
           Twelve Months Ended March 31, 1999.

12b        NIAGARA MOHAWK POWER CORPORATION
           Statement Showing Computations of Ratio of
           Earnings to Fixed Charges and Ratio of
           Earnings to Fixed Charges and Preferred Stock
           Dividends for the Twelve Months Ended
           March 1, 1999.

15         Accountants' Acknowledgement Letter.

27a        NIAGARA MOHAWK HOLDINGS, INC.
           Financial Data Schedule.

27b        NIAGARA MOHAWK POWER CORPORATION
           Financial Data Schedule.

99         1st Quarter 1999 Earnings Release for Holdings.



                                                  EXHIBIT-3

	CERTIFICATE OF AMENDMENT

	of the

	CERTIFICATE OF INCORPORATION

	of

	NIAGARA MOHAWK POWER CORPORATION

	Under Section 805 of the Business Corporation Law


Pursuant to the provisions of Section 805 of the Business
Corporation Law, the undersigned, being a Senior Vice President and the Secretary of Niagara Mohawk Power Corporation, hereby certify:

	I.

The name of the Corporation is Niagara Mohawk Power
Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

	II.

The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

	III.

The Certificate of Incorporation, as heretofore amended, is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to amend the provisions concerning the classification, number, term and removal of Directors.
 The text of the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby amended so that Article VII of the Corporation's Certificate will read as follows:


"VII. The Board of Directors shall consist of such number of persons as shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the directors in office."


IV.

This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the Board of Directors of the Corporation, followed by the written consent of the sole shareholder of the Corporation entitled to vote thereon.

IN WITNESS WHEREOF, the undersigned have signed this certificate of amendment on March 19, 1999 and affirm the statements contained herein as true under the penalties of perjury.

NIAGARA MOHAWK POWER CORPORATION



By
William F. Edwards
Senior Vice President and
Chief Financial Officer



By
Kapua A. Rice
Secretary













EMPLOYMENT AGREEMENT                               EXHIBIT 10-1


Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings"), and William E. Davis (the "Executive").

WHEREAS, the Company and Holdings desire to employ the Executive, and the Executive desires to accept/continue employment with the Company and Holdings, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company and Holdings shall
employ the Executive, and the Executive shall serve the Company and Holdings, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company, Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company or Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto), unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve the Company and
Holdings as its Chairman of the Board and Chief Executive Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company and Holdings during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or the Board of Directors of Holdings (the "Holdings Board"), or by any officer of the Company or Holdings superior to the Executive; obey the directions of the Board and the Holdings Board and of any officer of the Company or Holdings superior to the Executive; and use the Executive's best efforts to promote the interests of the Company and Holdings. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with Holdings and the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and Holdings and applicable policies of their Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company and Holdings shall pay the Executive a
base salary at an annual rate of $599,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company and Holdings may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company and Holdings generally provides to their employees having rank and seniority comparable to the Executive.

4.	Termination.  The Company and Holdings shall continue
to employ the Executive, and the Executive shall continue to work for the Company and Holdings, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company and Holdings to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company or Holdings may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when
(i) a physician selected by the Company or Holdings advises the Company or Holdings that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, the Company or
Holdings may terminate the Executive's employment at any time for "Cause". The Company or Holdings must deliver such notice within ninety (90) days after the Holdings Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and
(ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company or Holdings, as applicable (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company (or Holdings) which specifically identifies the manner in which the Company (or Holdings) believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company, Holdings or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company or Holdings, as applicable, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company or Holdings may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company or Holdings assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii) the Company or Holdings reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii) the Company or Holdings discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv) the Company or Holdings takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v) the Company or Holdings requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi) the Company or Holdings purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or
(vii) the Company or Holdings fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e.	The Company or Holdings may terminate the
Executive's employment at any time without Cause.

f.	In the event that the Executive's employment is
terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the ?OICP?) or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the fiscal year of Holdings in which such termination occurs, the Company or Holdings shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both), prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings (or both, if applicable), shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings (or both, if applicable), reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings (or both, if applicable) for the balance of the Executive's life and (ii) payment by the Company or Holdings (or both, if applicable) of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company or Holdings (or both) without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings for the balance of the Executive's life and (ii) payment by the Company or Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company or Holdings (or both, if applicable) shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i.	Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution
(or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the
"Code", or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains
(or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up
Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company, Holdings and the Executive within fifteen (15) business days of the receipt of notice from the Company, Holdings or the Executive that there has been a Payment, or such earlier time as is requested by the Company or Holdings (or both) (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company or Holdings and the Company or Holdings shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company, Holdings and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company or Holdings should have been made ("Underpayment") or Gross-up Payments are made by the Company or Holdings which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by the Company or Holdings to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company or Holdings. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company or Holdings with any reasonable requests by the Company or Holdings in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control the
Company or Holdings shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, Holdings or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company or Holdings shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's life (and his/her eligible dependents), the cost of which shall be paid in full by the Company or Holdings (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company and Holdings providing such benefits).
If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company and Holdings, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company and Holdings or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for Holdings, the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and Holdings and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company, Holdings or any of their subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company or Holdings.
The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company, Holdings or any of their subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company, Holdings or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company and Holdings shall be and are the sole and exclusive property of the Company or Holdings, as applicable, and that the Executive, whenever requested to do so by the Company or Holdings, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company or Holdings may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company or Holdings the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company or Holdings, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of
Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
 Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company and Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim.
 If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary






If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. William E. Davis
88 West Lake Street
Skaneateles, NY   13152



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The Company or Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding for their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable. No such financing vehicles shall relieve the Company, Holdings or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.


15.	Miscellaneous.  This Agreement is binding on and is for
the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company or Holdings (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company and Holdings that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.

IN WITNESS WHEREOF, the Company, Holdings and the Executive have executed this Agreement as of the date first written above.


_____________________________	  NIAGARA MOHAWK POWER CORPORATION
  William E. Davis


	By:______________________________
   DAVID J. ARRINGTON
   Senior Vice President -
   Human Resources and Chief
   Administrative Officer


NIAGARA MOHAWK HOLDINGS, INC.



By:_____________________________
DAVID J. ARRINGTON
Senior Vice President and Chief
Administrative Officer


SCHEDULE A

Modifications in Respect of William E. Davis ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Holdings and Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under Article 9 of the Corporation's 1995
Stock Incentive Plan ("SIP") for all or a portion of the Stock
Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of
(x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and
(y) the result of multiplying the number of Stock Appreciation
Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with Holdings and the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by Holdings and the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement
Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age
55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.




SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or	group
(within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses
(i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or


(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.






	EMPLOYMENT AGREEMENT                                EXHIBIT 10-2




Agreement made as of the 17th day of March, 1999, between NIAGARA MOHAWK HOLDINGS, INC. ("Holdings"), and Albert J. Budney, Jr. (the "Executive").

WHEREAS, Holdings desires to employ the Executive, and the Executive desires to accept/continue employment with Holdings, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  Holdings shall employ the
Executive, and the Executive shall serve Holdings, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty
(60) days prior to such date. Notwithstanding any such notice by Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto), unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve Holdings as its
President. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of Holdings during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by Holdings' Board of Directors (the "Board") or by any officer of Holdings superior to the Executive; obey the directions of the Board and of any officer of Holdings superior to the Executive; and use the Executive's best efforts to promote the interests of Holdings. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with Holdings (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of Holdings and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	Holdings shall pay the Executive a base salary at
an annual rate of $411,000, which shall be payable periodically in accordance with Holdings then prevailing payroll practices, or such greater amount as Holdings may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as Holdings generally provides to its employees having rank and seniority at Holdings comparable to the Executive.

4.	Termination.  Holdings shall continue to employ the
Executive, and the Executive shall continue to work for Holdings, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of Holdings to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, Holdings may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by Holdings advises Holdings that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under Holdings' short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under Holdings' long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, Holdings may terminate
the Executive's employment at any time for "Cause". Holdings must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with Holdings (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by Holdings which specifically identifies the manner in which Holdings believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause
(ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from Holdings, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of Holdings, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) Holdings assigns any duties to the Executive which are
materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii) Holdings reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in
Control; or
(iii) the Holdings or Niagara Mohawk Power Corporation (the "Company",) discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv) Holdings or the Company takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v) Holdings requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi) Holdings purports to terminate the Executive's
employment otherwise than as expressly permitted by this Agreement; or
(vii) Holdings fails to comply with and satisfy Section 5
hereof, provided that such successor has received prior written notice from Holdings or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	Holdings may terminate the Executive's employment
at any time without Cause.

f.	In the event that the Executive's employment is
terminated by Holdings without Cause prior to a Change in Control, Holdings shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of Holdings or the Company (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, Holdings shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by Holdings without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of Holdings and the Company for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted.
Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by Holdings without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by Holdings for the balance of the Executive's life and (ii) payment by Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by Holdings without Cause or by the Executive for Good Reason, Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by Holdings without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by Holdings) in the employee benefit plans of Holdings and the Company providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by Holdings) in other employee benefit plans of Holdings and the Company for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by Holdings without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by Holdings for the balance of the Executive's life and
(ii) payment by Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, Holdings shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.
i. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to Holdings and the Executive within fifteen (15) business days of the receipt of notice from Holdings or the Executive that there has been a Payment, or such earlier time as is requested by Holdings (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings and Holdings shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings should have been made ("Underpayment") or Gross-up Payments are made by Holdings which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2)
(B) of the Code) shall be promptly paid by Holdings to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings, with any reasonable requests by Holdings in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control
Holdings shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with Holdings and the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by Holdings (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in employee benefit plans of Holdings and the Company providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  Holdings shall require any
successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Holdings to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that Holdings would be required to perform. As used in this Agreement, "Holdings" shall mean such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to Holdings, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with Holdings, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of Holdings or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of Holdings or the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings to limit the extent of such disclosure. Upon request by Holdings, the Executive agrees to deliver promptly to Holdings upon termination of his services for Holdings, or at any time thereafter as Holdings may request, all Holdings, Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by Holdings and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by Holdings or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with Holdings.
The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by Holdings, the Company or any of their subsidiaries or affiliates, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of Holdings or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with Holdings shall be and are the sole and exclusive property of Holdings, and that the Executive, whenever requested to do so by Holdings, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which Holdings may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to Holdings the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with Holdings, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if Holdings makes any claim under Sections 6 or 7, Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:
If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary


If to the Executive:

Mr. Albert J. Budney, Jr.
			8414 Hobnail Road
			Manlius, NY   13104


or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  Holdings may utilize
certain financing vehicles, including a trust, to provide a source of funding for Holdings' obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of Holdings. No such financing vehicles shall relieve Holdings, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.


15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by Holdings (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to Holdings that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by Holdings, and shall survive the termination of this Agreement.





IN WITNESS WHEREOF, Holdings and the Executive have executed this Agreement as of the date first written above.


_____________________________	     NIAGARA MOHAWK HOLDINGS,INC.
Albert J. Budney, Jr.


                                  	By:______________________________
                                       DAVID J. ARRINGTON
                                       Senior Vice President and
                                       Chief Administrative Officer




	SCHEDULE A

Modifications in Respect of Albert J. Budney, Jr. ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Holdings and Niagara Mohawk Power Corporation (the "Company"), (if applicable), and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with Holdings and the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under
Article 9 of the Company's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with Holdings and the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by Holdings, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full
SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and Niagara Mohawk Power Corporation. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.


SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be,
(ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.









EMPLOYMENT AGREEMENT                         EXHIBIT 10-3



Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings") and Darlene D. Kerr (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth; and

WHEREAS, the Company and Holdings desire to take appropriate steps to reinforce and encourage the continued dedication of the Executive to his assigned duties without distraction about the uncertainties of the Executive's situation in circumstances arising from the possibility of a Change in Control (as that term is defined in Schedule B hereto) of Holdings;

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company shall employ the
Executive, and the Executive shall serve the Company, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company and Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company and Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a Change in Control, unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve the Company as its
Executive Vice President and Chief Operating Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company shall pay the Executive a base salary
at an annual rate of $315,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4.	Termination.  The Company shall continue to employ the
Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, the Company may
terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors of Holdings (the "Holdings" Board) both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings, the Company or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten
(10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company assigns any duties to the Executive which
are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii)  the Company reduces the Executive's base salary,
including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company purports to terminate the Executive's
employment otherwise than as expressly permitted by this Agreement; or
(vii)  the Company and Holdings fail to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company may terminate the Executive's
employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company or Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations to Holdings, the Company and the Executive within fifteen (15) business days of the receipt of notice from Holdings, the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings or the Company and Holdings or the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon Holdings, the Company and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings or the Company should have been made ("Underpayment") or Gross-up Payments are made by Holdings or the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by Holdings or the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings or the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings or the Company, with any reasonable requests by Holdings or the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control
Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company or Holdings providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings, and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company, or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for the Company, or at any time thereafter as Holdings or the Company may request, all Holdings or Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company or Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:
If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary


If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York   13202

ATTN: Corporate Secretary



If to the Executive:

			Ms. Darlene D. Kerr
			245 Whitestone Circle
			Syracuse, NY   13215



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company and
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable. No such financing vehicles shall relieve Holdings or the Company, or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.


15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	Governing Law.  This Agreement shall be governed by and
construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.



IN WITNESS WHEREOF, the Company or Holdings and the
Executive have executed this Agreement as of the date first written above.


____________________________	       NIAGARA MOHAWK POWER CORPORATION
  Darlene D. Kerr


                                   	By:______________________________
                                        DAVID J. ARRINGTON
                                        Senior Vice President -
                                        Human Resources and Chief
                                        Administrative Officer




                                        NIAGARA MOHAWK HOLDINGS, INC.


                                        By:______________________________
                                        DAVID J. ARRINGTON
                                        Senior Vice President and
                                        Chief Administrative Officer




	SCHEDULE A

Modifications in Respect of Darlene D. Kerr ("Executive") to the Supplemental Executive Retirement Plan ("SERP") of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under
Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation
Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early
Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full
SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.





SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or


(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.








EMPLOYMENT AGREEMENT                            EXHIBIT 10-4




Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings"), and David J. Arrington (the "Executive").

WHEREAS, the Company and Holdings desire to employ the Executive, and the Executive desires to accept/continue employment with the Company and Holdings, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company and Holdings shall
employ the Executive, and the Executive shall serve the Company and Holdings, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company, Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company or Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto), unless such notice was given at least 18 months prior to the date of the Change in Control.

2.	Duties.  The Executive shall serve the Company and
Holdings as its Senior Vice President - Human Resources and Chief Administrative Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company and Holdings during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or the Board of Directors of Holdings (the "Holdings Board"), or by any officer of the Company or Holdings superior to the Executive; obey the directions of the Board and the Holdings Board and of any officer of the Company or Holdings superior to the Executive; and use the Executive's best efforts to promote the interests of the Company and Holdings. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with Holdings and the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and Holdings and applicable policies of their Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company and Holdings shall pay the Executive a
base salary at an annual rate of $249,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company and Holdings may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company and Holdings generally provides to their employees having rank and seniority comparable to the Executive.

4.	Termination.  The Company and Holdings shall continue
to employ the Executive, and the Executive shall continue to work for the Company and Holdings, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company and Holdings to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.
b.   By notice to the Executive, the Company or
Holdings may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when
(i) a physician selected by the Company or Holdings advises the Company or Holdings that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.
c.	By notice to the Executive, the Company or
Holdings may terminate the Executive's employment at any time for "Cause". The Company or Holdings must deliver such notice within ninety (90) days after the Holdings Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and
(ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company or Holdings, as applicable (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company (or Holdings) which specifically identifies the manner in which the Company (or Holdings) believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company, Holdings or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company or Holdings, as applicable, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company or Holdings may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company or Holdings assigns any duties to the
Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii)  the Company or Holdings reduces the Executive's base
salary, including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company or Holdings requires the Executive to be
based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company or Holdings purports to terminate the
Executive's employment otherwise than as expressly permitted by this
Agreement; or
(vii)  the Company or Holdings fails to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company or Holdings may terminate the
Executive's employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the fiscal year of Holdings in which such termination occurs, the Company or Holdings shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both), prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings (or both, if applicable), shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings (or both, if applicable), reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
Furthermore, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings (or both, if applicable) for the balance of the Executive's life and (ii) payment by the Company or Holdings (or both, if applicable) of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company or Holdings (or both) without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings for the balance of the Executive's life and (ii) payment by the Company or Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company or Holdings (or both, if applicable) shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.
i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.
j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company, Holdings and the Executive within fifteen (15) business days of the receipt of notice from the Company, Holdings or the Executive that there has been a Payment, or such earlier time as is requested by the Company or Holdings (or both) (collectively, the "Determination").
 In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company or Holdings and the Company or Holdings shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company, Holdings and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company or Holdings should have been made ("Underpayment") or Gross-up Payments are made by the Company or Holdings which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by the Company or Holdings to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company or Holdings. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company or Holdings with any reasonable requests by the Company or Holdings in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.
k.	Upon the occurrence of a Change in Control the Company
or Holdings shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, Holdings or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company or Holdings shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's life (and his/her eligible dependents), the cost of which shall be paid in full by the Company or Holdings (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company and Holdings providing such benefits).
If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.

5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company and Holdings, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company and Holdings or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for Holdings, the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and Holdings and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company, Holdings or any of their subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company or Holdings.
The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company, Holdings or any of their subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.
It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company, Holdings or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company and Holdings shall be and are the sole and exclusive property of the Company or Holdings, as applicable, and that the Executive, whenever requested to do so by the Company or Holdings, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company or Holdings may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company or Holdings the sole and exclusive right, title and interest in and to any Work Product.

10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company or Holdings, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of
Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company and Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary




If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary






If to the Executive:

Mr. David J. Arrington
4302 Hepatica Hill Road
Manlius, NY   13104


or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company or
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding for their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable.
No such financing vehicles shall relieve the Company, Holdings or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company or Holdings (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company and Holdings that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.

IN WITNESS WHEREOF, the Company, Holdings and the Executive have executed this Agreement as of the date first written above.


_____________________________	          NIAGARA MOHAWK POWER CORPORATION
 David J. Arrington


                                        By:______________________________
                                             William E. Davis
                                             Chairman of the Board and
                                             Chief Executive Officer




                                         NIAGARA MOHAWK HOLDINGS, INC.



                                         By:_____________________________
                                              William E. Davis
                                              Chairman of the Board and
                                              Chief Executive Officer










SCHEDULE A

Modifications in Respect of David J. Arrington ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Holdings and Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under Article 9 of the Corporation's 1995
Stock Incentive Plan ("SIP") for all or a portion of the Stock
Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of
(x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and
(y) the result of multiplying the number of Stock Appreciation
Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December
31, 1997 and (2) the Base Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with Holdings and the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by Holdings and the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement
Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age
55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.




SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
	group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.









EMPLOYMENT AGREEMENT                        EXHIBIT 10-5




Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings") and Thomas H. Baron (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth; and

WHEREAS, the Company and Holdings desire to take appropriate steps to reinforce and encourage the continued dedication of the Executive to his assigned duties without distraction about the uncertainties of the Executive's situation in circumstances arising from the possibility of a Change in Control (as that term is defined in Schedule B hereto) of Holdings;

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company shall employ the
Executive, and the Executive shall serve the Company, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company and Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company and Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a Change in Control, unless such notice was given at least 18 months prior to the date of the Change in Control.

2.	Duties.  The Executive shall serve the Company as its
Senior Vice President - Field Operations. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company shall pay the Executive a base salary
at an annual rate of $226,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4.	Termination.  The Company shall continue to employ the
Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.
b.   By notice to the Executive, the Company may
terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.
c.	By notice to the Executive, the Company may
terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors of Holdings (the "Holdings" Board) both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings, the Company or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten
(10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company assigns any duties to the Executive which
are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii)  the Company reduces the Executive's base salary,
including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company purports to terminate the Executive's
employment otherwise than as expressly permitted by this Agreement; or
(vii)  the Company and Holdings fail to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company may terminate the Executive's
employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder. Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company or Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder. Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.
i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.
j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations to Holdings, the Company and the Executive within fifteen (15) business days of the receipt of notice from Holdings, the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings or the Company and Holdings or the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon Holdings, the Company and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings or the Company should have been made ("Underpayment") or Gross-up Payments are made by Holdings or the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by Holdings or the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings or the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings or the Company, with any reasonable requests by Holdings or the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.
k.	Upon the occurrence of a Change in Control
Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of ten (10) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company or Holdings providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings, and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company, or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for the Company, or at any time thereafter as Holdings or the Company may request, all Holdings or Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.
It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company or Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:




If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary


If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York   13202

ATTN: Corporate Secretary



If to the Executive:

			Mr. Thomas H. Baron
			4953 Bryn Mawr Drive
			Syracuse, NY   13215


or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company and
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable. No such financing vehicles shall relieve Holdings or the Company, or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.

IN WITNESS WHEREOF, the Company or Holdings and the
Executive have executed this Agreement as of the date first written above.


_____________________________        	NIAGARA MOHAWK POWER CORPORATION
  Thomas H. Baron


                                     	By:______________________________
                                           DAVID J. ARRINGTON
                                           Senior Vice President -
                                           Human Resources and Chief
                                           Administrative Officer


                                      NIAGARA MOHAWK HOLDINGS, INC.



                                      By:______________________________
                                            DAVID J. ARRINGTON
                                            Senior Vice President and
                                            Chief Administrative Officer

SCHEDULE A

Modifications in Respect of Thomas H. Baron ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP'), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under
Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation
Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following ten (10) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early
Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full
SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.

IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.





SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or


(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.







EMPLOYMENT AGREEMENT                        EXHIBIT 10-6



Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings") and Edward J. Dienst (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth; and

WHEREAS, the Company and Holdings desire to take appropriate steps to reinforce and encourage the continued dedication of the Executive to his assigned duties without distraction about the uncertainties of the Executive's situation in circumstances arising from the possibility of a Change in Control (as that term is defined in Schedule B hereto) of Holdings;

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company shall employ the
Executive, and the Executive shall serve the Company, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company and Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company and Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a Change in Control, unless such notice was given at least 18 months prior to the date of the Change in Control.

2.	Duties.  The Executive shall serve the Company as its
Senior Vice President - Asset Management and Energy Delivery. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company shall pay the Executive a base salary
at an annual rate of $226,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4.	Termination.  The Company shall continue to employ the
Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, the Company may
terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors of Holdings (the "Holdings" Board) both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings, the Company or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten
(10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company purports to terminate the Executive's
employment otherwise than as expressly permitted by this Agreement; or
(vii)  the Company and Holdings fail to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company may terminate the Executive's
employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company or Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations to Holdings, the Company and the Executive within fifteen (15) business days of the receipt of notice from Holdings, the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings or the Company and Holdings or the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon Holdings, the Company and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings or the Company should have been made ("Underpayment") or Gross-up Payments are made by Holdings or the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by Holdings or the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings or the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings or the Company, with any reasonable requests by Holdings or the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control
Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of ten (10) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company or Holdings providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings, and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company, or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for the Company, or at any time thereafter as Holdings or the Company may request, all Holdings or Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company or Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:
If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary





If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York   13202

ATTN: Corporate Secretary



If to the Executive:

			Mr. Edward J. Dienst
			1053 The Lane
			Skaneateles, NY   13152



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company and
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable. No such financing vehicles shall relieve Holdings or the Company, or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.


15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.

IN WITNESS WHEREOF, the Company or Holdings and the
Executive have executed this Agreement as of the date first written above.


_____________________________	         NIAGARA MOHAWK POWER CORPORATION
  Edward J. Dienst


                                      	By:______________________________
                                            DAVID J. ARRINGTON
                                            Senior Vice President -
                                            Human Resources and Chief
                                            Administrative Officer


                                      NIAGARA MOHAWK HOLDINGS, INC.



                                      By:______________________________
                                            DAVID J. ARRINGTON
                                            Senior Vice President and
                                            Chief Administrative Officer




SCHEDULE A

Modifications in Respect of Edward J. Dienst ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under
Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation
Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following ten (10) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early
Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full
SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.





	SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or


(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.







EMPLOYMENT AGREEMENT                      EXHIBIT 10-7




Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings"), and William F. Edwards (the "Executive").

WHEREAS, the Company and Holdings desire to employ the Executive, and the Executive desires to accept/continue employment with the Company and Holdings, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company and Holdings shall
employ the Executive, and the Executive shall serve the Company and Holdings, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company, Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company or Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto), unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve the Company and
Holdings as its Senior Vice President and Chief Financial Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company and Holdings during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or the Board of Directors of Holdings (the "Holdings Board"), or by any officer of the Company or Holdings superior to the Executive; obey the directions of the Board and the Holdings Board and of any officer of the Company or Holdings superior to the Executive; and use the Executive's best efforts to promote the interests of the Company and Holdings. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with Holdings and the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and Holdings and applicable policies of their Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company and Holdings shall pay the Executive a
base salary at an annual rate of $249,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company and Holdings may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company and Holdings generally provides to their employees having rank and seniority comparable to the Executive.

4.	Termination.  The Company and Holdings shall continue
to employ the Executive, and the Executive shall continue to work for the Company and Holdings, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company and Holdings to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company or Holdings may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when
(i) a physician selected by the Company or Holdings advises the Company or Holdings that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, the Company or
Holdings may terminate the Executive's employment at any time for "Cause". The Company or Holdings must deliver such notice within ninety (90) days after the Holdings Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and
(ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company or Holdings, as applicable (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company (or Holdings) which specifically identifies the manner in which the Company (or Holdings) believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company, Holdings or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company or Holdings, as applicable, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company or Holdings may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company or Holdings assigns any duties to the
Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii)  the Company or Holdings reduces the Executive's base
salary, including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company or Holdings requires the Executive to be
based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company or Holdings purports to terminate the
Executive's employment otherwise than as expressly permitted by this
Agreement; or
(vii)  the Company or Holdings fails to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company or Holdings may terminate the
Executive's employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the fiscal year of Holdings in which such termination occurs, the Company or Holdings shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both), prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings (or both, if applicable), shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings (or both, if applicable), reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated without Cause by the Company or Holdings (or both) prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings (or both, if applicable) for the balance of the Executive's life and (ii) payment by the Company or Holdings (or both, if applicable) of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Company or Holdings (or both) shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect from the Company or Holdings (or both), as applicable, as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company or Holdings (or both) without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company or Holdings) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company or Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company or Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company or Holdings (or both) without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company or Holdings for the balance of the Executive's life and (ii) payment by the Company or Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company or Holdings (or both, if applicable) shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.
i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company, Holdings and the Executive within fifteen (15) business days of the receipt of notice from the Company, Holdings or the Executive that there has been a Payment, or such earlier time as is requested by the Company or Holdings (or both) (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company or Holdings and the Company or Holdings shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company, Holdings and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company or Holdings should have been made ("Underpayment") or Gross-up Payments are made by the Company or Holdings which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by the Company or Holdings to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company or Holdings. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company or Holdings with any reasonable requests by the Company or Holdings in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control the
Company or Holdings shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, Holdings or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company or Holdings shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive' employment after completion of eight (8) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's life (and his/her eligible dependents), the cost of which shall be paid in full by the Company or Holdings (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company and Holdings providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company and Holdings, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company and Holdings or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for Holdings, the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and Holdings and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company, Holdings or any of their subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company or Holdings.
The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company, Holdings or any of their subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company, Holdings or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company and Holdings shall be and are the sole and exclusive property of the Company or Holdings, as applicable, and that the Executive, whenever requested to do so by the Company or Holdings, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company or Holdings may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company or Holdings the sole and exclusive right, title and interest in and to any Work Product.


10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company or Holdings, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of
Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
 Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company and Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary




If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary




If to the Executive:

Mr. William F. Edwards
6109 Lakeshore Road
Cicero, NY   13039



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company or
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding for their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable.
No such financing vehicles shall relieve the Company, Holdings or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.


15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company or Holdings (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company and Holdings that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.

IN WITNESS WHEREOF, the Company, Holdings and the Executive have executed this Agreement as of the date first written above.


_____________________________	       NIAGARA MOHAWK POWER CORPORATION
 William F. Edwards


                                    	By:______________________________
                                          DAVID J. ARRINGTON
                                          Senior Vice President -
                                          Human Resources and Chief
                                          Administrative Officer



                                     NIAGARA MOHAWK HOLDINGS, INC.



                                     By:_____________________________
                                          DAVID J. ARRINGTON
                                          Senior Vice President and Chief
                                          Administrative Officer




SCHEDULE A

Modifications in Respect of William F. Edwards ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Holdings and Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under Article 9 of the Corporation's 1995
Stock Incentive Plan ("SIP") for all or a portion of the Stock
Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of
(x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and
(y) the result of multiplying the number of Stock Appreciation
Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December
31, 1997 and (2) the Base Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with Holdings and the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by Holdings and the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement
Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age
55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.





SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
	group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or


(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or


(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.








EMPLOYMENT AGREEMENT                       EXHIBIT 10-8



Agreement made as of the 17th day of March, 1999, between NIAGARA MOHAWK HOLDINGS, INC. ("Holdings"), and Gary J.
Lavine (the "Executive").

WHEREAS, Holdings desires to employ the Executive, and the Executive desires to accept/continue employment with Holdings, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  Holdings shall employ the
Executive, and the Executive shall serve Holdings, for the period beginning March 17, 1999 and expiring on December 31, 2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto), unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve Holdings as its
Senior Vice President and Chief Legal Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of Holdings during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by Holdings' Board of Directors (the "Board") or by any officer of Holdings superior to the Executive; obey the directions of the Board and of any officer of Holdings superior to the Executive; and use the Executive's best efforts to promote the interests of Holdings. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with Holdings (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of Holdings and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	Holdings shall pay the Executive a base
salary at an annual rate of $249,000, which shall be payable periodically in accordance with Holdings then prevailing payroll practices, or such greater amount as Holdings may from time to time determine;
b.	The Executive shall be entitled to
participate in Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to
participate in Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d.	The Executive shall be entitled to such
expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as Holdings generally provides to its employees having rank and seniority at Holdings comparable to the Executive.

4.	Termination.  Holdings shall continue to employ
the Executive, and the Executive shall continue to work for Holdings, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically
upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of Holdings to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph
4g below.

b. By notice to the Executive, Holdings may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by Holdings advises Holdings that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or
(ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under Holdings' short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under Holdings' long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, Holdings may
terminate the Executive's employment at any time for "Cause". Holdings must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with Holdings (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by Holdings which specifically identifies the manner in which Holdings believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from Holdings, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which
shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of Holdings, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) Holdings assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii) Holdings reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii)  the Holdings or Niagara Mohawk Power Corporation
(the "Company",) discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan
(as the same existed immediately prior to the Change in Control)
in which the Executive participated or was eligible to
participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  Holdings or the Company takes action which
adversely affects the Executive's participation in, or
eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the
Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the
Executive was entitled immediately prior to the Change in
Control; or
(v)  Holdings requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  Holdings purports to terminate the Executive's
employment otherwise than as expressly permitted by this
Agreement; or
(vii)  Holdings fails to comply with and satisfy
Section 5 hereof, provided that such successor has received prior written notice from Holdings or from the Executive of the
requirements of Section 5 hereof.
The Executive shall have the sole right to
determine, in good faith, whether any of the above events has occurred.
e.	Holdings may terminate the Executive's employment at any time without
Cause.

f.	In the event that the Executive's employment
is terminated by Holdings without Cause prior to a Change in Control, Holdings shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of Holdings or the Company (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, Holdings shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by Holdings without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of Holdings and the Company for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by Holdings without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by Holdings for the balance of the Executive's life and (ii) payment by Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment
is terminated following a Change in Control, either by Holdings without Cause or by the Executive for Good Reason, Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by Holdings without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by Holdings) in the employee benefit plans of Holdings and the Company providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by Holdings) in other employee benefit plans of Holdings and the Company for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, Holdings shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that Holdings reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by Holdings without Cause or by the Executive for Good Reason, the Executive
shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the
Executive, the premiums for which will be paid by Holdings for the balance of the Executive's life and (ii) payment by Holdings of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c, d, or e above,
Holdings shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under
such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to Holdings and the Executive within fifteen (15) business days of the receipt of notice from Holdings or the Executive that there has been a Payment, or such earlier time as is requested by Holdings (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings and Holdings shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty
(30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.
As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings should have been made ("Underpayment") or Gross-up Payments are made by Holdings which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)
(2) (B) of the Code) shall be promptly paid by Holdings to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings, with any reasonable requests by Holdings in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control
Holdings shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this
Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with Holdings and the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by Holdings (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in employee benefit plans of Holdings and the Company providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.

5.	Successor Liability.  Holdings shall require any
successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of Holdings to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that Holdings would be required to perform. As used in this Agreement, "Holdings" shall mean such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6.	Confidential Information.  The Executive agrees to
keep secret and retain in the strictest confidence all confidential matters which relate to Holdings, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with Holdings, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of Holdings or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of Holdings or the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings to limit the extent of such disclosure. Upon request by Holdings, the Executive agrees to deliver promptly to Holdings upon termination of his services for Holdings, or at any time thereafter as Holdings may request, all Holdings, Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by Holdings and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by Holdings or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with Holdings. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by Holdings, the Company or any of their subsidiaries or affiliates, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be
required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all
improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of Holdings or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with Holdings shall be and are the sole and exclusive property of Holdings, and that the Executive, whenever requested to do so by Holdings, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which Holdings may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to Holdings the sole and exclusive right, title and interest in and to any Work Product.

10.	 Arbitration.  Any dispute or controversy between
the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with Holdings, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if Holdings makes any claim under Sections 6 or 7, Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	Notices.  Any notice or other communication
required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:
If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary




If to the Executive:

Mr. Gary J. Lavine
6808 Holliston Circle
Fayetteville, NY   13066


or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by
an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  Holdings may
utilize certain financing vehicles, including a trust, to provide a source of funding for Holdings' obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of Holdings. No such financing vehicles shall relieve Holdings, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15.	 Miscellaneous.  This Agreement is binding on and
is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by Holdings (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of Holdings, or by operation of law.

16.	 Severability.  If any provision of this
Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed
by and construed in accordance with the laws of the State of New
York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents
and warrants to Holdings that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by Holdings, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, Holdings and the Executive have executed this Agreement as of the date first written above.


_____________________________	          NIAGARA MOHAWK HOLDINGS,INC.
 Gary J. Lavine


                                       	By:______________________________
                                            DAVID J. ARRINGTON
                                            Senior Vice President and
                                            Chief Administrative Officer




SCHEDULE A

Modifications in Respect of Gary J. Lavine ("Executive") to the Supplemental Executive Retirement Plan ("SERP") of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified
to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section
401(k) of the Internal Revenue Code, averaged over the final
36 months of the Executive's employment with Holdings and Niagara Mohawk Power Corporation (the"Company"), (if applicable), and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive
Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with Holdings and the Company.
If the Executive was an employee of the Company on December
31, 1997 and the Executive is entitled to payment under
Article 9 of the Company's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock
Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units
(and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).


II.	Subsection 2.1 of Section II of the SERP is hereby modified
to provide that full SERP benefits are vested following eight (8) years of continuous service with Holdings and the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.


III.	Subsection 4.3 of Section IV of the SERP is hereby modified
to provide that in the event of (x) the Executive's involuntary termination of employment by Holdings, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit
(i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with Holdings and Niagara Mohawk Power Corporation. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early
Commencement Factor.


IV.	Except as provided above, the provisions of the SERP shall
apply and control participation therein and the payment of benefits thereunder.


SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock
(the "Outstanding Company Common Stock") of Niagara
Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") (the "Outstanding Company Common
Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the
"Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof,
constitute the Company's Board of Directors (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent
Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be,
(ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4)	Approval by the shareholders of the Company of (i)
a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be,
(B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and
(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.









EMPLOYMENT AGREEMENT                    EXHIBIT 10-9



Agreement made as of the 17th day of March, 1999, among NIAGARA MOHAWK POWER CORPORATION (the "Company"), NIAGARA MOHAWK
HOLDINGS, INC. ("Holdings") and John H. Mueller (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth; and

WHEREAS, the Company and Holdings desire to take appropriate steps to reinforce and encourage the continued dedication of the Executive to his assigned duties without distraction about the uncertainties of the Executive's situation in circumstances arising from the possibility of a Change in Control (as that term is defined in Schedule B hereto) of Holdings;

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company, Holdings and the Executive hereby agree as follows:

1.	Term of Agreement.  The Company shall employ the
Executive, and the Executive shall serve the Company, for the period beginning March 17, 1999 and expiring on December 31,
2001, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 2000 and on January 1st of each year thereafter, unless the Company and Holdings or the Executive, as the case may be, gives notice to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company and Holdings, this Agreement shall remain in effect for a period of thirty-six months from the date of a Change in Control, unless such notice was given at least 18 months prior to the date of the Change in Control.


2.	Duties.  The Executive shall serve the Company as its
Senior Vice President and Chief Nuclear Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.	Compensation.  During the term of this Agreement:
a.	The Company shall pay the Executive a base salary
at an annual rate of $289,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;
b.	The Executive shall be entitled to participate in
Holdings' Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
c.	The Executive shall be entitled to participate in
Holdings' Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
d.	The Executive shall be entitled to such expense
accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4.	Termination.  The Company shall continue to employ the
Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
a.	This Agreement shall terminate automatically upon
the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the short-term disability plan and long-term disability plan of the Company or Holdings. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the long-term disability plan of the Company or Holdings (as applicable) in lieu of any further base salary under paragraph 3a hereof.

c.	By notice to the Executive, the Company may
terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors of Holdings (the "Holdings" Board) both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to Holdings, the Company or any of their subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten
(10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Holdings Board upon the recommendation of the Compensation and Succession Committee of the Holdings Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Holdings Board, excluding members who are employees of Holdings, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Holdings Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d.	If any of the following events, any of which shall
constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
(i) the Company assigns any duties to the Executive which
are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
(ii)  the Company reduces the Executive's base salary,
including salary deferrals, as in effect immediately prior to a Change in Control; or
(iii)  the Company or Holdings discontinues any bonus or
other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
(iv)  the Company or Holdings takes action which adversely
affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
(v)  the Company requires the Executive to be based at any
office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
(vi)  the Company purports to terminate the Executive's
employment otherwise than as expressly permitted by this Agreement; or
(vii)  the Company and Holdings fail to comply with and
satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
The Executive shall have the sole right to determine,
in good faith, whether any of the above events has occurred.
e.	The Company may terminate the Executive's
employment at any time without Cause.
f.	In the event that the Executive's employment is
terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in Holdings' fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the employee benefit plans of the Company and Holdings for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
g.	In the event that the Executive's employment is
terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company or Holdings shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the employee benefit plans of the Company or Holdings providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the other employee benefit plans of the Company or Holdings for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
h.	Upon termination pursuant to paragraphs 4a, b, c,
d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i.	Anything in this Agreement to the contrary
notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company, Holdings or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph
4i)(the "Payments") would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company or Holdings shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j.	All determinations required to be made under such
paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by Holdings as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations to Holdings, the Company and the Executive within fifteen (15) business days of the receipt of notice from Holdings, the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Holdings or the Company and Holdings or the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon Holdings, the Company and the Executive.
As a result of the uncertainty in the application of Section
4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by Holdings or the Company should have been made ("Underpayment") or Gross-up Payments are made by Holdings or the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by Holdings or the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of Holdings or the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by Holdings or the Company, with any reasonable requests by Holdings or the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k.	Upon the occurrence of a Change in Control
Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings, the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
l.   Notwithstanding anything contained in this Section
4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company and Holdings (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's (and his/her eligible dependents) life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the employee benefit plans of the Company or Holdings providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.

5.	Successor Liability.  The Company and Holdings shall
require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or Holdings, as applicable, to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company or Holdings would be required to perform. As used in this Agreement, "Company" and "Holdings" shall mean each such corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6.	Confidential Information.  The Executive agrees to keep
secret and retain in the strictest confidence all confidential matters which relate to the Company, Holdings, and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company, and their subsidiaries and affiliates learned by him from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company, or Holdings or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, the Executive agrees to deliver promptly to Holdings or the Company upon termination of his services for the Company, or at any time thereafter as Holdings or the Company may request, all Holdings or Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7.	Non-Compete and Non-Solicitation.  During the
Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8.	No Mitigation.  The Executive shall not be required to
mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9.	Ownership of Work Product.  Any and all improvements,
inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10.	 Arbitration.  Any dispute or controversy between the
parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction.
Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company or Holdings makes any claim under Sections 6 or 7, the Company or Holdings shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.
11.	Notices.  Any notice or other communication required or
permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary


If to Holdings:

Niagara Mohawk Holdings, Inc.
300 Erie Boulevard West
Syracuse, New York   13202

ATTN: Corporate Secretary



If to the Executive:

			Mr. John H. Mueller
			2387 Sourwood Drive
			Phoenix, NY   13135



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12.	 Entire Agreement.  This Agreement constitutes the
entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	 Amendment.  This Agreement may be amended only by an
instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 Obligation to Provide Benefits.  The Company and
Holdings may utilize certain financing vehicles, including a trust, to provide a source of funding their obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company or Holdings, as applicable. No such financing vehicles shall relieve Holdings or the Company, or their successors, of their obligations to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15.	 Miscellaneous.  This Agreement is binding on and is
for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company or Holdings, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company or Holdings, or by operation of law.

16.	 Severability.  If any provision of this Agreement, or
portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17.	 Governing Law.  This Agreement shall be governed by
and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18.	 Counterparts.  This Agreement may be executed in
several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19.	 Performance Covenant.  The Executive represents and
warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20.	 Survival of Covenants.  The obligations of the
Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company or Holdings, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, the Company or Holdings and the
Executive have executed this Agreement as of the date first written above.


_____________________________	       NIAGARA MOHAWK POWER CORPORATION
  John H. Mueller


                                    	By:______________________________
                                          DAVID J. ARRINGTON
                                          Senior Vice President -
                                          Human Resources and Chief
                                          Administrative Officer


                                     NIAGARA MOHAWK HOLDINGS, INC.



                                     By:______________________________
                                           DAVID J. ARRINGTON
                                           Senior Vice President and
                                           Chief Administrative Officer





SCHEDULE A

Modifications in Respect of John H. Mueller ("Executive")
to the	Supplemental Executive Retirement Plan ("SERP")
of the Niagara Mohawk Holdings, Inc. ("Holdings")


I.	Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with Niagara Mohawk Power Corporation (the "Company") and (ii) the average of the annual bonus earned by the Executive under the Annual Officers Incentive Compensation Plan of the Company or Holdings ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If the Executive was an employee of the Company on December 31, 1997 and the Executive is entitled to payment under
Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation
Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Company's common stock on December 31, 1997 and (2) the Base
Value ($10.75).

II.	Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early
Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

III.	Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full
SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section
III of the SERP without reduction for an Early Commencement
Factor.

IV.	Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.





SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1)	The acquisition by any individual, entity or
group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, "the Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2)	Individuals who, as of the date hereof, constitute
the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.






                                               EXHIBIT 10-10

March 17, 1999


Ms. Theresa A. Flaim
2907 Fargo Road
Baldwinsville, NY   13027

Dear Theresa:

Niagara Mohawk Holdings, Inc. ("Holdings") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of Holdings and its shareholders. In this connection, Holdings recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management of Holdings and its principal subsidiary, Niagara Mohawk Power Corporation (the "Company"), may result in the departure or distraction of management personnel to the detriment of Holdings and its shareholders. Accordingly, the Board of Directors of Holdings (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of management of Holdings and the Company to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of Holdings (as defined in Section 2). Hence, the Board of Directors has authorized Holdings to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, Holdings agrees that you shall receive the severance benefits described in this Agreement in the event your employment with Holdings or the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1	TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 2000, provided, however, that commencing on January 1, 2000, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, Holdings shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.

2.  CHANGE IN CONTROL.

For purposes of this Agreement, the term "Change in Control" shall mean:

(a)	The acquisition by any individual, entity or group (within
the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the
Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


3	TERMINATION FOLLOWING CHANGE IN CONTROL.

(a)	Termination by Holdings or the Company.  You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by Holdings or the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)	Your Election to Terminate for Good Reason. You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to Holdings or the Company within ninety (90) days after you both (i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term "Good Reason" shall mean:

(1)	the assignment to you of any duties which are
materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2)	a reduction by Holdings or the Company in your base
salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) 	Holding or the Company discontinues any bonus or other
compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4)	Holdings or the Company takes action which adversely
affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5)	Holdings or the Company requires you to be based at any
office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) Holdings or the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or

(7)	The failure of Holdings to obtain a satisfactory
agreement from any successor to assume and agree to perform this Agreement as contemplated in Section 7.

You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c)	Termination Not Resulting in Benefits.  You shall not be
entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by Holdings or the Company for Cause,
(4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1)	Retirement.  "Retirement" shall mean termination on or
after attaining age 65.

(2)	Disability.  By notice to you, Holdings or the Company
may terminate this Agreement upon your "Disability".   You shall be
deemed to incur a Disability when (i) a physician selected by Holdings or the Company advises it that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3)	Cause.  By notice to you, Holdings or the Company may
terminate your employment at any time for "Cause". Holdings or the Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement ?Cause? shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with Holdings or the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by Holdings or the Company which specifically identifies the manner in which Holdings or the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause
(ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board of
Directors.   Following a Change in Control, such determination shall
be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of Holdings or the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from Holdings or the Company in the event of the termination of your employment for Cause.

(d)	Notice of Termination.  Any termination by either party
shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e)	Date of Termination.  "Date of Termination" shall mean the
date specified in the Notice of Termination.


4	COMPENSATION.

Where there has been a Change in Control followed by the
termination of your employment by Holdings or the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of Holdings or the Company.
(a)	Upon Termination for Disability.  If your employment is
terminated for Disability, your disability benefits shall be determined in accordance with the applicable disability plans of Holdings or the Company then in effect.

(b)	Upon Termination for Cause.  If your employment is
terminated for Cause, Holdings or the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and Holdings and the Company shall have no further obligations to you under this Agreement.

(c)	Upon Termination for Reasons Other Than Retirement,
Disability, or Cause. If your employment is terminated (i) by Holdings or the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1)	Holdings or the Company shall pay you your full salary
through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2)	Holdings or the Company shall pay you a lump sum
severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the employee benefit plans of Holdings and the Company for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, Holdings or the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that Holdings or the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3)	Holdings or the Company shall pay up to $25,000 in fees
and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d)	The payments provided to you under this Section will be in
full and complete satisfaction of any and all obligations owing to you under this Agreement.

5	LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on Holdings and the Company. Holdings or the Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to Holdings or the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.

6.	LEGAL FEES.

Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings or the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

7.	SUCCESSOR LIABILITY.

Holdings will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of Holdings to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Holdings would be required to perform. As used in this Agreement, "Holdings" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

8.	CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to Holdings, the Company and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company and their subsidiaries and affiliates learned by you from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after your period of service with Holdings or the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of Holdings or the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of Holding or the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, you agree to deliver promptly to Holdings or the Company upon termination of your services for Holdings or the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company, subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.


9.	NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).

10.	ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if Holdings or the Company makes any claim under Section 8, Holdings or the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)	To Holdings:

		Niagara Mohawk Holdings, Inc.
		300 Erie Boulevard West
		Syracuse, New York   13202

		Attention:  Corporate Secretary

(b)	To the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York   13202

Attention: Corporate Secretary


(c)	To you :

Ms. Theresa A. Flaim
2907 Fargo Road
Baldwinsville, NY   13027

12.	ENTIRE AGREEMENT.

This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	AMENDMENT.

This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by Holdings or the Company (except to an Affiliate) or by you without the prior written consent of the other party.

15.	SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

16.	GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.

17.	 SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by Holdings or the Company, and shall survive the termination of this Agreement.
If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to Holdings the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


                             							NIAGARA MOHAWK POWER CORPORATION


                         						     BY: __________________________________
                            						 		     DAVID J. ARRINGTON
                                          Senior Vice President-Human
                                          Resources and  Chief
                                          Administrative Officer


					                              	NIAGARA MOHAWK HOLDINGS, INC.


                                    BY:__________________________________
                                    		    DAVID J. ARRINGTON
                                          Senior Vice President and
                                          Chief Administrative Officer

APPROVED AND AGREED:


__________________________________
   Theresa A. Flaim


Date: _________________________








                                              EXHIBIT 10-11


March 17, 1999


Ms. Kapua A. Rice
12 Elmridge Road
Jamesville, NY   13078

Dear Kapua:

Niagara Mohawk Holdings, Inc. ("Holdings") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of Holdings and its shareholders. In this connection, Holdings recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management of Holdings and its principal subsidiary, Niagara Mohawk Power Corporation (the "Company"), may result in the departure or distraction of management personnel to the detriment of Holdings and its shareholders. Accordingly, the Board of Directors of Holdings (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of management of Holdings and the Company to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of Holdings (as defined in Section 2). Hence, the Board of Directors has authorized Holdings to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, Holdings agrees that you shall receive the severance benefits described in this Agreement in the event your employment with Holdings or the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1	TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 2000, provided, however, that commencing on January 1, 2000, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, Holdings shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.

2	CHANGE IN CONTROL.

For purposes of this Agreement, the term "Change in Control" shall mean:

(a)	The acquisition by any individual, entity or group (within
the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the
Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3	TERMINATION FOLLOWING CHANGE IN CONTROL.

(a)	Termination by Holdings or the Company.  You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by Holdings or the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)	Your Election to Terminate for Good Reason .   You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to Holdings or the Company within ninety (90) days after you both (i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term ?Good Reason? shall mean:

(1)	the assignment to you of any duties which are
materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2)	a reduction by Holdings or the Company in your base
salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) 	Holding or the Company discontinues any bonus or other
compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4)	Holdings or the Company takes action which adversely
affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5)	Holdings or the Company requires you to be based at any
office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) Holdings or the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or


(7)	The failure of Holdings to obtain a satisfactory
agreement from any successor to assume and agree to perform this Agreement as contemplated in Section 7.

You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c)	Termination Not Resulting in Benefits.  You shall not be
entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by Holdings or the Company for Cause,
 (4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1)	Retirement.  "Retirement" shall mean termination on or
after attaining age 65.

(2)	Disability.  By notice to you, Holdings or the Company
may terminate this Agreement upon your "Disability".   You shall be
deemed to incur a Disability when (i) a physician selected by Holdings or the Company advises it that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3)	Cause.  By notice to you, Holdings or the Company may
terminate your employment at any time for "Cause". Holdings or the Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with Holdings or the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by Holdings or the Company which specifically identifies the manner in which Holdings or the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause
(ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board of
Directors.   Following a Change in Control, such determination shall
be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of Holdings or the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from Holdings or the Company in the event of the termination of your employment for Cause.

(d)	Notice of Termination.  Any termination by either party
shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e)	Date of Termination.  "Date of Termination" shall mean the
date specified in the Notice of Termination.

4	COMPENSATION.

Where there has been a Change in Control followed by the
termination of your employment by Holdings or the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of Holdings or the Company.
(a)	Upon Termination for Disability.  If your employment is
terminated for Disability, your disability benefits shall be determined in accordance with the applicable disability plans of Holdings or the Company then in effect.

(b)	Upon Termination for Cause.  If your employment is
terminated for Cause, Holdings or the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and Holdings and the Company shall have no further obligations to you under this Agreement.

(c)	Upon Termination for Reasons Other Than Retirement,
Disability, or Cause. If your employment is terminated (i) by Holdings or the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1)	Holdings or the Company shall pay you your full salary
through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2)	Holdings or the Company shall pay you a lump sum
severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the employee benefit plans of Holdings and the Company for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, Holdings or the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that Holdings or the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3)	Holdings or the Company shall pay up to $25,000 in fees
and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d)	The payments provided to you under this Section will be in
full and complete satisfaction of any and all obligations owing to you under this Agreement.

5	LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on Holdings and the Company. Holdings or the Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to Holdings or the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.

6.	LEGAL FEES.

Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings or the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

7	SUCCESSOR LIABILITY.

Holdings will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of Holdings to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Holdings would be required to perform. As used in this Agreement, "Holdings" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

8.	CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to Holdings, the Company and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company and their subsidiaries and affiliates learned by you from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after your period of service with Holdings or the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of Holdings or the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of Holding or the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, you agree to deliver promptly to Holdings or the Company upon termination of your services for Holdings or the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company, subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.

9.	NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).

10.	ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if Holdings or the Company makes any claim under Section 8, Holdings or the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)	To Holdings:

		Niagara Mohawk Holdings, Inc.
		300 Erie Boulevard West
		Syracuse, New York   13202

		Attention:  Corporate Secretary


(b)	To the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York   13202

Attention: Corporate Secretary



(c)	To you :

Ms. Kapua A. Rice
12 Elmridge Road
Jamesville, NY   13078


12.	ENTIRE AGREEMENT.

This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	AMENDMENT.

This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by Holdings or the Company (except to an Affiliate) or by you without the prior written consent of the other party.

15.	SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

16.	GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.

17.	 SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by Holdings or the Company, and shall survive the termination of this Agreement.
If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to Holdings the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


                              							NIAGARA MOHAWK POWER CORPORATION


                          						     BY: __________________________________
						 		                                  DAVID J. ARRINGTON
                                           Senior Vice President-Human
                                           Resources and  Chief
                                           Administrative Officer


                                					NIAGARA MOHAWK HOLDINGS, INC.


                                     BY:__________________________________
                                     		    DAVID J. ARRINGTON
                                           Senior Vice President and
                                           Chief Administrative Officer

APPROVED AND AGREED:


__________________________________
   Kapua A. Rice


Date: _________________________








                                                  EXHIBIT 10-12



March 17, 1999


Mr. Steven W. Tasker
1719 North Road
Tully, NY   13159

Dear Steven:

Niagara Mohawk Holdings, Inc. ("Holdings") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of Holdings and its shareholders. In this connection, Holdings recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management of Holdings and its principal subsidiary, Niagara Mohawk Power Corporation (the "Company"), may result in the departure or distraction of management personnel to the detriment of Holdings and its shareholders. Accordingly, the Board of Directors of Holdings (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of management of Holdings and the Company to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of Holdings (as defined in Section 2). Hence, the Board of Directors has authorized Holdings to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, Holdings agrees that you shall receive the severance benefits described in this Agreement in the event your employment with Holdings or the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1	TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 2000, provided, however, that commencing on January 1, 2000, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, Holdings shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.

2	CHANGE IN CONTROL.

For purposes of this Agreement, the term "Change in Control" shall mean:

(a)	The acquisition by any individual, entity or group (within
the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings, Inc. (for purposes of this Schedule B only, the ("Company") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(b)	Individuals who, as of the date hereof, constitute the
Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c)	Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d)	Approval by the shareholders of the Company of (i) a
complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

3	TERMINATION FOLLOWING CHANGE IN CONTROL.

(a)	Termination by Holdings or the Company.  You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by Holdings or the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)	Your Election to Terminate for Good Reason .   You shall be
entitled to the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to Holdings or the Company within ninety (90) days after you both (i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term "Good Reason" shall mean:

(1)	the assignment to you of any duties which are
materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2)	a reduction by Holdings or the Company in your base
salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) 	Holding or the Company discontinues any bonus or other
compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4)	Holdings or the Company takes action which adversely
affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5)	Holdings or the Company requires you to be based at any
office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) Holdings or the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or

(7)	The failure of Holdings to obtain a satisfactory
agreement from any successor to assume and agree to perform this Agreement as contemplated in Section 7.

You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c)	Termination Not Resulting in Benefits.  You shall not be
entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by Holdings or the Company for Cause,
 (4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1)	Retirement.  "Retirement" shall mean termination on or
after attaining age 65.

(2)	Disability.  By notice to you, Holdings or the Company
may terminate this Agreement upon your "Disability".   You shall be
deemed to incur a Disability when (i) a physician selected by Holdings or the Company advises it that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3)	Cause.  By notice to you, Holdings or the Company may
terminate your employment at any time for "Cause". Holdings or the Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement ?Cause? shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with Holdings or the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by Holdings or the Company which specifically identifies the manner in which Holdings or the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause
(ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board of
Directors.   Following a Change in Control, such determination shall
be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of Holdings or the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from Holdings or the Company in the event of the termination of your employment for Cause.

(d)	Notice of Termination.  Any termination by either party
shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e)	Date of Termination.  "Date of Termination" shall mean the
date specified in the Notice of Termination.

4	COMPENSATION.

Where there has been a Change in Control followed by the termination of your employment by Holdings or the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of Holdings or the Company.

(a)	Upon Termination for Disability.  If your employment is
terminated for Disability, your disability benefits shall be determined in accordance with the applicable disability plans of Holdings or the Company then in effect.

(b)	Upon Termination for Cause.  If your employment is
terminated for Cause, Holdings or the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and Holdings and the Company shall have no further obligations to you under this Agreement.

(c)	Upon Termination for Reasons Other Than Retirement,
Disability, or Cause. If your employment is terminated (i) by Holdings or the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1)	Holdings or the Company shall pay you your full salary
through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2)	Holdings or the Company shall pay you a lump sum
severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the employee benefit plans of Holdings and the Company for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, Holdings or the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that Holdings or the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3)	Holdings or the Company shall pay up to $25,000 in fees
and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d)	The payments provided to you under this Section will be in
full and complete satisfaction of any and all obligations owing to you under this Agreement.

5	LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on Holdings and the Company. Holdings or the Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to Holdings or the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.

6.	LEGAL FEES.

Holdings or the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by Holdings or the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that Holdings and the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

7	SUCCESSOR LIABILITY.

Holdings will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of Holdings to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Holdings would be required to perform. As used in this Agreement, "Holdings" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

8.	CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to Holdings, the Company and their subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of Holdings, the Company and their subsidiaries and affiliates learned by you from Holdings, the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside Holdings, the Company or any of their subsidiaries or affiliates, whether during or after your period of service with Holdings or the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of Holdings or the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of Holding or the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give Holdings and the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by Holdings or the Company to limit the extent of such disclosure. Upon request by Holdings or the Company, you agree to deliver promptly to Holdings or the Company upon termination of your services for Holdings or the Company, or at any time thereafter as Holdings or the Company may request, all Holdings, Company, subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to business of Holdings, the Company or any of their subsidiaries or affiliates and all property of Holdings, the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.

9.	NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).

10.	ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if Holdings or the Company makes any claim under Section 8, Holdings or the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim.
 If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11.	NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)	To Holdings:

		Niagara Mohawk Holdings, Inc.
		300 Erie Boulevard West
		Syracuse, New York   13202

		Attention:  Corporate Secretary


(b)	To the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York   13202

Attention: Corporate Secretary



(c)	To you :

Mr. Steven W. Tasker
1719 North Road
Tully, NY   13159


12.	ENTIRE AGREEMENT.

This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13.	AMENDMENT.

This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14.	 MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by Holdings or the Company (except to an Affiliate) or by you without the prior written consent of the other party.

15.	SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

16.	GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.

17.	 SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by Holdings or the Company, and shall survive the termination of this Agreement.
If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to Holdings the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


                               						NIAGARA MOHAWK POWER CORPORATION


                          						     BY: __________________________________
                            						 		      DAVID J. ARRINGTON
                                           Senior Vice President-Human
                                           Resources and  Chief
                                           Administrative Officer


                              							NIAGARA MOHAWK HOLDINGS, INC.


                                     BY:__________________________________
                                      		    DAVID J. ARRINGTON
                                            Senior Vice President and
                                            Chief Administrative Officer

APPROVED AND AGREED:


__________________________________
   Steven W. Tasker


Date: _________________________

                                   EXHIBIT 11

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
                    For the Three Months Ended March 31, 1999




                                                                                     (4)
                                                                               Average Number of
                                                                              Shares Outstanding
                                                                               As Shown on the
                                                                                 Consolidated
                                  (1)            (2)            (3)                Statement of
                               Shares of      Number of        Share                  Income
                                 Common          Days           Days         (3 divided by number
For The Three Months Ended        Stock       Outstanding      (2 x 1)        of Days in Period)
--------------------------     -----------    -----------  --------------       -------------------


MARCH 18 - MARCH 31, 1999      187,364,863       14         2,623,108,082       187,364,863
                               ===========                 ==============       ===================


March 1 - March 31, 1998       144,419,351       90        12,997,741,590       144,419,351
                               ===========                 ==============       ===================


Note 1: On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings. The number of shares of common stock outstanding for the three months ended March 31, 1998 is Niagara Mohawk's.

Note 2: Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

                                   EXHIBIT 12A

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

       Statement Showing Computation of Ratio of Earnings to Fixed Charges
                   for the Twelve Months Ended March 31, 1999
                            (in thousands of dollars)


A.   Net Income (Loss) . . . . . . . . . . . . . . .  $(117,688)

B.   Taxes Based on Income or Profits. . . . . . . .    (58,983)
                                                      ----------

C.   Earnings, Before Income Taxes . . . . . . . . .   (176,671)

D.   Fixed Charges  (a). . . . . . . . . . . . . . .    533,095
                                                      ----------

E.   Earnings Before Income Taxes and Fixed Charges.  $ 356,424
                                                      ==========

F.   Ratio of Earnings to Fixed Charges (E / D). . .       0.67
                                                      ==========


(a) Includes a portion of rentals deemed representative of the interest factor ($25,405) and earnings required to cover subsidiary preferred stock dividends ($36,356).

                                  EXHIBIT 12B

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

           Statement Showing Computation of Ratio of Earnings to Fixed
  Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                   for the Twelve Months Ended March 31, 1999
                            (in thousands of dollars)


A.   Net Income (Loss) . . . . . . . . . . . . . . .  $       (81,332)

B.   Taxes Based on Income or Profits. . . . . . . .          (58,983)
                                                      ----------------

C.   Earnings, Before Income Taxes . . . . . . . . .         (140,315)

D.   Fixed Charges  (a). . . . . . . . . . . . . . .          496,739
                                                      ----------------

E.   Earnings Before Income Taxes and Fixed Charges.  $       356,424
                                                      ================

    Preferred Dividend Factor:

H.   Preferred Dividend Requirements . . . . . . . .  $        36,356

I.   Ratio of Pre-tax Income to Net Income (C / A) .  NOT APPLICABLE
                                                      ----------------

J.   Preferred Dividend Factor (H x I) . . . . . . .           36,356

K.   Fixed Charges as Above (D). . . . . . . . . . .          496,739
                                                      ----------------

L.   Fixed Charges and Preferred Dividends Combined.  $       533,095
                                                      ================

M.   Ratio of Earnings to Fixed Charges (E / D). . .             0.72
                                                      ================

N.   Ratio of Earnings to Fixed Charges and
        Preferred Dividends Combined (E / L) . . . .             0.67
                                                      ================


(a> Includes a portion of rentals deemed representative of the interest factor ($25,405).

EXHIBIT 15


May 17, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated May 17, 1999 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the period ended March 31, 1999 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827, and 33-55546) and in the Prospectus/Proxy
Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769).

Yours very truly,



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP