Form 10-Q
period 1999-06-30
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 1999-08-13
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________


Commission   Registrant, State of Incorporation      I.R.S. Employer
File Number  Address and Telephone Number           Identification No.
-----------  -------------------------------------  ------------------

0-25595      NIAGARA MOHAWK HOLDINGS, INC.          16-1549726
             (a New York corporation)
             300 Erie Boulevard West
             Syracuse, New York 13202
             Telephone 315-474-1511

1-2987       NIAGARA MOHAWK POWER CORPORATION       15-0265555
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

                                          YES [ X ]          NO [  ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1999, were as follows:

                                                                 Shares
Registrant                        Title                          Outstanding
--------------------------------  -----------------------------  -----------

Niagara Mohawk Holdings, Inc.     Common Stock, $0.01 par value  187,364,863
Niagara Mohawk Power Corporation  Common Stock, $1.00 par value  187,364,863
                                   (all held by Niagara Mohawk
                                   Holdings, Inc.)

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: Niagara Mohawk Holdings, Inc. ("Holdings") and Niagara Mohawk Power Corporation ("Niagara Mohawk"). Holdings became the holding company for Niagara Mohawk on March 18, 1999. (See Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - "Formation of Holding Company"). Except where the context clearly indicates otherwise, any references in this report to "Holdings" includes all subsidiaries of Holdings including Niagara Mohawk. Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

           NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 FORM 10-Q - For the Quarter Ended June 30, 1999

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

  Review by Independent Accountants

  Independent Accountants' Report on the Limited Review of the
  Interim Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                                GLOSSARY OF TERMS

TERM         DEFINITION
----         ----------

CTC Competitive transition charges: a mechanism established in the POWERCHOICE agreement to recover stranded costs from customers

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

GAAP         Generally Accepted Accounting Principles

GRT          Gross Receipts Tax

GWh          Gigawatt-hour: one gigawatt-hour equals one billion watt-hours

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

TPA Transition Power Agreement: contracts entered into with the purchasers of Niagara Mohawk's generation assets, for the purchase of energy and capacity with varying terms and conditions

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

Unit 2       Nine Mile Point Nuclear Station Unit No. 2

                                      PART I
                                      ------
ITEM 1.  FINANCIAL STATEMENTS

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                            1999           1998           1999         1998
                                                      --------------- ---------------  -----------  -----------
                                                                        (in thousands of dollars)
OPERATING REVENUES:
      Electric . . . . . . . . . . . . . . . . . . .  $      786,509   $     808,509   $1,651,187   $1,722,030
      Gas. . . . . . . . . . . . . . . . . . . . . .         127,804         136,057      382,211      386,214
      Other. . . . . . . . . . . . . . . . . . . . .               8             118           57          337
                                                      ---------------  --------------  -----------  -----------
                                                             914,321         944,684    2,033,455    2,108,581
                                                      ---------------  --------------  -----------  -----------

OPERATING EXPENSES:
      Fuel for electric generation . . . . . . . . .          47,010          51,190      104,104       98,388
      Electricity purchased. . . . . . . . . . . . .         219,787         338,001      395,079      712,920
      Gas purchased. . . . . . . . . . . . . . . . .          56,526          69,403      171,784      200,076
      Other operation and maintenance expenses . . .         219,947         214,128      426,290      478,447
      Amortization of MRA regulatory asset . . . . .          96,624               -      193,249            -
      POWERCHOICE charge . . . . . . . . . . . . . .               -         263,227            -      263,227
      Depreciation and amortization. . . . . . . . .          94,109          87,951      188,925      176,010
      Other taxes. . . . . . . . . . . . . . . . . .          99,165         114,322      221,023      241,482
                                                      ---------------  --------------  -----------  -----------
                                                             833,168       1,138,222    1,700,454    2,170,550
                                                      ---------------  -------------  -----------  ------------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . .          81,153        (193,538)     333,001      (61,969)

Other income (deductions). . . . . . . . . . . . . .          (2,011)         11,085       (3,414)      18,038
                                                      ---------------  -------------  -----------  ------------
INCOME (LOSS) BEFORE INTEREST CHARGES. . . . . . . .          79,142        (182,453)     329,587      (43,931)

Interest charges . . . . . . . . . . . . . . . . . .         129,960          65,861      260,235      131,451
Preferred dividend requirement of subsidiary . . . .           9,024           9,171       18,048       18,394
                                                      ---------------  --------------  -----------  -----------

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . . .         (59,842)       (257,485)      51,304     (193,776)

Federal and foreign income taxes . . . . . . . . . .         (34,545)       (106,906)      25,769      (54,337)
                                                      ---------------  --------------  -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . .         (25,297)       (150,579)      25,535     (139,439)

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $5,789 (Note 5) .         (10,750)             -      (10,750)           -
                                                      ---------------  -------------  -----------  ------------

NET INCOME (LOSS) (NOTE 1) . . . . . . . . . . . . .  $      (36,047)  $    (150,579)  $   14,785   $ (139,439)
                                                      ===============  ==============  ===========  ===========

Average number of shares of common stock
   outstanding (in thousands). . . . . . . . . . . .         187,365         144,891      187,365      144,657

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE SHARE
   OF COMMON STOCK BEFORE EXTRAORDINARY ITEM . . . .  $        (0.13)  $       (1.04)  $     0.14   $    (0.96)

EXTRAORDINARY ITEM PER AVERAGE SHARE OF
   COMMON STOCK. . . . . . . . . . . . . . . . . . .           (0.06)              -        (0.06)           -
                                                      ---------------  --------------  -----------  -----------

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
   SHARE OF COMMON STOCK . . . . . . . . . . . . . .  $        (0.19)  $       (1.04)  $     0.08   $    (0.96)
                                                      ===============  ==============  ===========  ===========


The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,
                                                          1999      December 31,
                                                      (UNAUDITED)      1998
                                                      -----------  -------------
                                                       (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $ 8,289,911  $   8,826,650
   Nuclear fuel. . . . . . . . . . . . . . . . . . .      627,785        604,213
   Gas plant . . . . . . . . . . . . . . . . . . . .    1,232,625      1,179,716
   Common plant. . . . . . . . . . . . . . . . . . .      360,069        349,066
   Construction work-in-progress . . . . . . . . . .      335,559        471,802
                                                      -----------  -------------
               Total utility plant . . . . . . . . .   10,845,949     11,431,447
   Less - Accumulated depreciation and amortization.    4,369,074      4,553,488
                                                      -----------  -------------
               Net utility plant . . . . . . . . . .    6,476,875      6,877,959
                                                      -----------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .      383,371        411,106
                                                      -----------  -------------

CURRENT ASSETS:
   Cash, including temporary cash investments
      of $549,621 and $122,837, respectively . . . .      576,894        172,998
   Funds held by trustee for refunding of debt . . .      158,805              -
   Account receivable (less allowance for doubtful
      accounts of $60,100 and $47,900, respectively)      524,074        427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity . .       20,542         42,299
      Gas storage. . . . . . . . . . . . . . . . . .       28,064         38,803
      Other. . . . . . . . . . . . . . . . . . . . .       98,323        118,855
   Refundable Federal income taxes . . . . . . . . .            -        130,411
   Prepaid taxes . . . . . . . . . . . . . . . . . .       62,505         17,282
   Other . . . . . . . . . . . . . . . . . . . . . .       20,367         22,208
                                                      -----------  -------------
                                                        1,489,574        970,444
                                                      -----------  -------------

REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .    3,865,556      4,045,647
   Swap contract regulatory asset. . . . . . . . . .      593,609        535,000
   Regulatory tax asset. . . . . . . . . . . . . . .      425,898        425,898
   Deferred loss on sale of assets . . . . . . . . .       21,659              -
   Deferred environmental restoration costs (Note 2).     220,000        220,000
   Unamortized debt expense. . . . . . . . . . . . .       48,757         51,922
   Postretirement benefits other than pensions . . .       50,819         52,701
   Other . . . . . . . . . . . . . . . . . . . . . .      154,492        137,061
                                                      -----------  -------------
                                                        5,380,790      5,468,229
                                                      -----------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .      117,627        133,449
                                                      -----------  -------------

                                                      $13,848,237  $  13,861,187
                                                      ===========  =============


The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30,
                                                                      1999      December 31,
                                                                  (UNAUDITED)       1998
                                                                  -----------   ------------
                                                                   (in thousands of dollars)
CAPITALIZATION (NOTE 1):
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $0.01 par value; authorized
             300,000,000 shares; issued 187,364,863 . . . . . .  $     1,874   $           -
          Common stock of Niagara Mohawk - $1.00 par value;
             authorized 250,000,000 shares; issued 187,364,863.            -         187,365
          Capital stock premium and expense . . . . . . . . . .    2,548,030       2,362,531
          Accumulated other comprehensive income. . . . . . . .      (27,088)        (25,794)
          Retained earnings . . . . . . . . . . . . . . . . . .      660,825         646,040
                                                                 ------------  --------------
                                                                   3,183,641       3,170,142

   PREFERRED STOCK OF SUBSIDIARY:
          Not subject to mandatory redemption . . . . . . . . .      440,000         440,000
          Subject to mandatory redemption . . . . . . . . . . .       67,190          68,990
   LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .    5,885,044       6,417,225
                                                                 ------------  --------------
                 TOTAL CAPITALIZATION . . . . . . . . . . . . .    9,575,875      10,096,357
                                                                 ------------  --------------

CURRENT LIABILITIES:
   Long-term debt due within one year . . . . . . . . . . . . .      730,247         312,240
   Sinking fund requirements on redeemable preferred
       stock of subsidiary. . . . . . . . . . . . . . . . . . .        7,620           7,620
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .      184,797         197,124
   Payable on outstanding bank checks . . . . . . . . . . . . .       27,132          39,306
   Customers' deposits. . . . . . . . . . . . . . . . . . . . .       15,001          17,148
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .       71,563           6,254
   Accrued interest . . . . . . . . . . . . . . . . . . . . . .      126,562         132,236
   Accrued vacation pay . . . . . . . . . . . . . . . . . . . .       38,837          38,727
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,942          91,877
                                                                 ------------  --------------
                                                                   1,269,701         842,532
                                                                 ------------  --------------

REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes. . . . . . . . . . . . . .    1,518,283       1,511,417
   Liability for swap contracts . . . . . . . . . . . . . . . .      750,749         693,363
   Employee pension and other benefits. . . . . . . . . . . . .      243,185         235,376
   Unbilled gas revenues. . . . . . . . . . . . . . . . . . . .       11,452          30,652
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      258,992         231,490
                                                                 ------------  --------------
                                                                   2,782,661       2,702,298
                                                                 ------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration. . . . . . . . . . .      220,000         220,000
                                                                 ------------  --------------

                                                                 $13,848,237   $  13,861,187
                                                                 ============  ==============


The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                            1999           1998
                                                                       --------------  ------------
                                                                         (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $      14,785   $  (139,439)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . .              -       263,227
          Depreciation and amortization . . . . . . . . . . . . . . .        188,925       175,773
          Amortization of MRA regulatory asset. . . . . . . . . . . .        193,249             -
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .         13,549        12,975
          Extraordinary loss on extinguishment of debt, net of taxes.         10,750             -
          Provision for deferred income taxes . . . . . . . . . . . .          6,866       (46,940)
          Net accounts receivable . . . . . . . . . . . . . . . . . .       (115,686)      144,387
          Materials and supplies. . . . . . . . . . . . . . . . . . .         44,815        16,718
          Accounts payable and accrued expenses . . . . . . . . . . .        (21,230)       (5,394)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .         59,635        74,599
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .            232    (3,944,015)
          Deferral of MRA interest rate savings . . . . . . . . . . .         16,804             -
          Refundable income taxes . . . . . . . . . . . . . . . . . .        130,411             -
          Changes in other assets and liabilities . . . . . . . . . .        (75,507)      (59,206)
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. .        467,598    (3,507,315)
                                                                       --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .       (110,839)     (200,642)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,572)      (21,479)
                                                                       --------------  ------------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .       (134,411)     (222,121)
   Materials and supplies related to construction . . . . . . . . . .          8,213        (1,078)
   Accounts payable and accrued expenses related to construction. . .         (5,307)       (1,349)
   Proceeds from the sale of generation assets. . . . . . . . . . . .        355,000             -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .         28,217        53,459
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,932        (1,823)
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. .        256,644      (172,912)
                                                                       --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Funds held by trustee for refunding of debt. . . . . . . . . . . .       (158,805)            -
   Reduction in preferred stock of subsidiary . . . . . . . . . . . .         (1,800)       (4,300)
   Reduction in long-term debt. . . . . . . . . . . . . . . . . . . .       (155,020)       (3,300)
   Issuance of senior notes . . . . . . . . . . . . . . . . . . . . .              -     3,268,528
   Issuance of Niagara Mohawk common stock. . . . . . . . . . . . . .              -       316,389
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,721)      (12,611)
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. .       (320,346)    3,564,706
                                                                       --------------  ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .        403,896      (115,521)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .        172,998       378,232
                                                                       --------------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .  $     576,894   $   262,711
                                                                       ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $     247,507   $   140,670
      Income taxes paid (refunded). . . . . . . . . . . . . . . . . .  $    (126,584)  $    (7,840)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share to the IPP Parties on June 30,1998 or $303.1 million.

  On March 18, 1999, Holdings issued 187,364,863 shares of common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.


The accompanying notes are an integral part of these financial statements.

         NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                         1999            1998         1999          1998
                                                    --------------  -------------  -----------  -----------
                                                                    (in thousands of dollars)
OPERATING REVENUES:
      Electric . . . . . . . . . . . . . . . . . .  $     747,886   $    783,282   $1,597,632   $1,646,451
      Gas. . . . . . . . . . . . . . . . . . . . .        122,575        127,624      368,850      362,859
                                                    --------------  -------------  -----------  -----------
                                                          870,461        910,906    1,966,482    2,009,310
                                                    --------------  -------------  -----------  -----------

OPERATING EXPENSES:
      Fuel for electric generation . . . . . . . .         47,010         51,190      104,104       98,388
      Electricity purchased. . . . . . . . . . . .        183,359        302,259      344,324      626,609
      Gas purchased. . . . . . . . . . . . . . . .         51,414         61,160      158,760      176,612
      Other operation and maintenance expenses . .        216,622        211,944      419,914      474,306
      Amortization of MRA regulatory asset . . . .         96,624              -      193,249            -
      POWERCHOICE charge . . . . . . . . . . . . .              -        263,227            -      263,227
      Depreciation and amortization. . . . . . . .         93,979         87,823      188,671      175,773
      Other taxes. . . . . . . . . . . . . . . . .         98,989        114,127      220,712      240,922
                                                    --------------  -------------  -----------  -----------
                                                          787,997      1,091,730    1,629,734    2,055,837
                                                    --------------  -------------  -----------  -----------
OPERATING INCOME (LOSS). . . . . . . . . . . . . .         82,464       (180,824)     336,748      (46,527)

Other income (deductions). . . . . . . . . . . . .         (4,068)        (1,629)      (7,907)       2,596
                                                    --------------  -------------  -----------  -----------
INCOME (LOSS) BEFORE INTEREST CHARGES. . . . . . .         78,396       (182,453)     328,841      (43,931)

Interest charges . . . . . . . . . . . . . . . . .        129,960         65,861      260,235      131,451
                                                    --------------  -------------  -----------  -----------

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . .        (51,564)      (248,314)      68,606     (175,382)

Federal and foreign income taxes . . . . . . . . .        (34,651)      (106,906)      25,663      (54,337)
                                                    --------------  -------------  -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . .        (16,913)      (141,408)      42,943     (121,045)

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $5,789 (Note 5)        (10,750)             -      (10,750)           -
                                                    --------------  -------------  -----------  -----------

NET INCOME (LOSS) (NOTE 1) . . . . . . . . . . . .        (27,663)      (141,408)      32,193     (121,045)

Dividends on preferred stock . . . . . . . . . . .          9,024          9,171       18,048       18,394
                                                    --------------  -------------  -----------  -----------

BALANCE AVAILABLE FOR COMMON STOCK . . . . . . . .  $     (36,687)  $   (150,579)  $   14,145   $ (139,439)
                                                    ==============  =============  ===========  ===========


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,
                                                         1999        December 31,
                                                      (UNAUDITED)        1998
                                                      -----------  --------------
                                                       (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $ 8,289,911  $   8,826,650
   Nuclear fuel. . . . . . . . . . . . . . . . . . .      627,785        604,213
   Gas plant . . . . . . . . . . . . . . . . . . . .    1,232,625      1,179,716
   Common plant. . . . . . . . . . . . . . . . . . .      360,069        349,066
   Construction work-in-progress . . . . . . . . . .      335,559        471,802
                                                      -----------  -------------
               Total utility plant . . . . . . . . .   10,845,949     11,431,447
   Less - Accumulated depreciation and amortization.    4,369,074      4,553,488
                                                      -----------  -------------
               Net utility plant . . . . . . . . . .    6,476,875      6,877,959
                                                      -----------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .      334,286        411,106
                                                      -----------  -------------

CURRENT ASSETS:
   Cash, including temporary cash investments
      of $459,015 and $122,837, respectively . . . .      485,871        172,998
   Funds held by trustee for refunding of debt . . .      158,805              -
   Account receivable (less allowance for doubtful
      accounts of $58,200 and $47,900, respectively)      500,183        427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity . .       20,542         42,299
      Gas storage. . . . . . . . . . . . . . . . . .       27,433         38,803
      Other. . . . . . . . . . . . . . . . . . . . .       98,323        118,855
   Refundable taxes. . . . . . . . . . . . . . . . .            -        130,411
   Prepaid taxes . . . . . . . . . . . . . . . . . .       62,505         17,282
   Other . . . . . . . . . . . . . . . . . . . . . .       17,120         22,208
                                                      -----------  -------------
                                                        1,370,782        970,444
                                                      -----------  -------------

REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .    3,865,556      4,045,647
   Swap contract regulatory asset. . . . . . . . . .      593,609        535,000
   Regulatory tax asset. . . . . . . . . . . . . . .      425,898        425,898
   Deferred loss on sale of assets . . . . . . . . .       21,659              -
   Deferred environmental restoration costs (Note 2)      220,000        220,000
   Unamortized debt expense. . . . . . . . . . . . .       48,757         51,922
   Postretirement benefits other than pensions . . .       50,819         52,701
   Other . . . . . . . . . . . . . . . . . . . . . .      154,492        137,061
                                                      -----------  -------------
                                                        5,380,790      5,468,229
                                                      -----------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .      116,901        133,449
                                                      -----------  -------------

                                                      $13,679,634  $  13,861,187
                                                      ===========  =============

The accompanying notes are an integral part of these financial statements.


           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,
                                                                                  1999       December 31,
                                                                               (UNAUDITED)       1998
                                                                               -----------  -------------
                                                                                (in thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
          Common stock of Niagara Mohawk - $1.00 par value;
             authorized 250,000,000 shares; issued 187,364,863 . . . . . . .  $   187,365   $     187,365
          Capital stock premium and expense. . . . . . . . . . . . . . . . .    2,362,539       2,362,531
          Accumulated other comprehensive income . . . . . . . . . . . . . .       (4,029)        (25,794)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .      485,719         646,040
                                                                              ------------  --------------
                                                                                3,031,594       3,170,142
                                                                              ------------  --------------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 2,100,000 shares. .      210,000         210,000
          Redeemable (mandatorily redeemable), issued 186,000 shares . . . .       16,800          18,600
             and 204,000 shares, respectively
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 9,200,000 shares. .      230,000         230,000
          Redeemable (mandatorily redeemable), issued 2,248,403 shares . . .       50,390          50,390
                                                                              ------------  --------------
                                                                                  507,190         508,990
                                                                              ------------  --------------

   LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,885,044       6,417,225
                                                                              ------------  --------------
                 TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . .    9,423,828      10,096,357
                                                                              ------------  --------------

CURRENT LIABILITIES:
   Long-term debt due within one year. . . . . . . . . . . . . . . . . . . .      730,247         312,240
   Sinking fund requirements on redeemable preferred stock . . . . . . . . .        7,620           7,620
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      166,929         197,124
   Payable on outstanding bank checks. . . . . . . . . . . . . . . . . . . .       27,132          39,306
   Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,001          17,148
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       68,343           6,254
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      126,562         132,236
   Accrued vacation pay. . . . . . . . . . . . . . . . . . . . . . . . . . .       38,837          38,727
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,900          91,877
                                                                              ------------  --------------
                                                                                1,247,571         842,532
                                                                              ------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . .    1,523,877       1,511,417
   Liability for swap contracts. . . . . . . . . . . . . . . . . . . . . . .      750,749         693,363
   Employee pension and other benefits . . . . . . . . . . . . . . . . . . .      243,185         235,376
   Unbilled gas revenues . . . . . . . . . . . . . . . . . . . . . . . . . .       11,452          30,652
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      258,972         231,490
                                                                              ------------  --------------
                                                                                2,788,235       2,702,298
                                                                              ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration . . . . . . . . . . . . . . . . .      220,000         220,000
                                                                              ------------  --------------

                                                                              $13,679,634   $  13,861,187
                                                                              ============  ==============


The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                             1999            1998
                                                                       --------------   ------------
                                                                          (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $       32,193   $  (121,045)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . .               -       263,227
          Depreciation and amortization . . . . . . . . . . . . . . .         188,671       175,773
          Amortization of MRA regulatory asset. . . . . . . . . . . .         193,249             -
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .          13,549        12,975
          Extraordinary loss on extinguishment of debt, net of taxes.          10,750             -
          Provision for deferred income taxes . . . . . . . . . . . .           6,864       (46,940)
          Net accounts receivable . . . . . . . . . . . . . . . . . .        (103,478)      144,387
          Materials and supplies. . . . . . . . . . . . . . . . . . .          45,087        16,718
          Accounts payable and accrued expenses . . . . . . . . . . .         (28,779)       (5,394)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .          56,272        74,599
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .             232    (3,944,015)
          Deferral of MRA interest rate savings . . . . . . . . . . .          16,804             -
          Refundable income taxes . . . . . . . . . . . . . . . . . .         130,411             -
          Changes in other assets and liabilities . . . . . . . . . .         (74,801)      (59,206)
                                                                       ---------------  ------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. .         487,024    (3,488,921)
                                                                       ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .        (110,839)     (200,642)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .         (23,572)      (21,479)
                                                                       ---------------- ------------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .        (134,411)     (222,121)
   Materials and supplies related to construction . . . . . . . . . .           8,213        (1,078)
   Accounts payable and accrued expenses related to construction. . .          (7,195)       (1,349)
   Proceeds from the sale of generation assets. . . . . . . . . . . .         355,000             -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .          59,193        53,459
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,060        (1,823)
                                                                       ---------------  ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. .         283,860      (172,912)
                                                                       ---------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Funds held by trustee for refunding of debt. . . . . . . . . . . .        (158,805)            -
   Reductions in long-term debt . . . . . . . . . . . . . . . . . . .        (155,020)       (3,300)
   Reduction in preferred stock . . . . . . . . . . . . . . . . . . .          (1,800)       (4,300)
   Corporate restructuring to establish holding company . . . . . . .         (89,618)            -
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . .         (18,048)      (18,394)
   Common stock dividend paid to Holdings . . . . . . . . . . . . . .         (30,000)            -
   Issuance of senior notes . . . . . . . . . . . . . . . . . . . . .               -     3,268,528
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . .               -       316,389
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,720)      (12,611)
                                                                       ---------------  ------------
               NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES. .        (458,011)    3,546,312
                                                                       ---------------  ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .          312,873     (115,521)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .          172,998      378,232
                                                                       ---------------- ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .  $       485,871   $  262,711
                                                                       ===============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $       247,507   $  140,670
      Income taxes paid (refunded). . . . . . . . . . . . . . . . . .  $      (127,299)  $   (7,840)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-by-share basis for Holdings' common stock.

  On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

  Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share to the IPP Parties on June 30, 1998 or $303.1 million.


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

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet as of June 30, 1999. The dividend completed the holding company structure, with Holdings owning the stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 99 percent of the assets and 97 percent of the revenues of Holdings. Opinac and its subsidiaries manage all other activities including an energy marketing company and investments in energy related services.

BASIS OF PRESENTATION: This Quarterly Report on Form 10-Q is a combined report of Holdings and Niagara Mohawk, a regulated electric and gas utility subsidiary. The Notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk. Holdings' consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Niagara Mohawk. Niagara Mohawk's consolidated financial statements include it accounts as well as those of its wholly owned subsidiaries.

Holdings' prior period consolidated financial statements have been prepared from Niagara Mohawk's prior period consolidated financial statements, except that accounts have been reclassified to reflect Holdings' structure.

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Niagara Mohawk's 1998 Annual Report on Form 10-K.

Niagara Mohawk's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 1999 should not be taken as an indication of earnings for all or any part of the balance of the year. The closing of the MRA, which occurred on June 30, 1998, and the implementation of POWERCHOICE on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of POWERCHOICE. However, operating cash flows have substantially improved. Also affecting comparability of the financial statements is the closing on the sale of Niagara Mohawk's coal-fired generation plants on June 11, 1999. See Note 3. Rate and Regulatory Issues and Contingencies for a further discussion of the sale.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk's preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and six months ended June 30, 1999 and 1998 were as follows:


                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
Company:                          1999       1998      1999     1998
----------------------------  ---------  ---------   -------   --------
                                        (in millions of dollars)

   Holdings. . . . . . . . .  $  (33.4)  $ (150.0)    $13.5    $(137.5)
   Niagara Mohawk. . . . . .     (27.2)    (140.8)     28.8     (119.1)


NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2001. Niagara Mohawk has identified swap contracts, entered into as part of the MRA and generating asset sales agreements, as derivative instruments and has recorded a liability at fair value under SFAS No. 80, "Accounting for Futures Contracts." These swap contracts qualify as hedges of future purchase commitments and will continue to qualify as hedges under SFAS No. 133. See Note 3. Rate and Regulatory Issues and Contingencies for additional discussion of the accounting for the swap contracts. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other contractual obligations.

NOTE 2.  CONTINGENCIES

ENVIRONMENTAL ISSUES: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements.
Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 137 sites with which it has been or may be associated, including 85 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $220 million, which is reflected in Niagara Mohawk's and Holdings' Consolidated Balance Sheets at June 30, 1999 and December 31, 1998. The potential high end of the range is presently estimated at approximately $750 million, including approximately $340 million in the unlikely event Niagara Mohawk is required to assume 100% responsibility at non-owned sites. The amount accrued at June 30, 1999 and December 31, 1998 incorporates a method to estimate the liability for 22 of Niagara Mohawk's largest sites, which relies upon a decision analysis approach. This method includes developing several remediation approaches for each of the 22 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents Niagara Mohawk's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, Niagara Mohawk has accrued the sum of the expected values for these sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for expense recognition resulting from this effort.

In October 1997, Niagara Mohawk submitted a draft feasibility study to the DEC, which included Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $21 million and a high end of $360 million, with an expected value calculation of $56 million, which is included in the amounts accrued at June 30, 1999 and December 31, 1998. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate. Niagara Mohawk has received comments from the DEC on the draft feasibility study, which will facilitate completion of the feasibility study phase by the end of 1999. At this time, Niagara Mohawk cannot predict the nature of the DEC proposed remedial action plan or the range of remediation costs the DEC will require. While Niagara Mohawk does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation.

In May 1995, Niagara Mohawk filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk's claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. On January 12, 1999, a pre-trial status conference was convened by the Court. The Court issued a case management order that called for the close of discovery by the end of June 1999 and established December 1, 1999 as the trial ready date. The Court has granted a limited extension of discovery, through September 15, 1999, to complete depositions of expert witnesses. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk's share of the costs to remediate the Harbor Point and surrounding sites.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.4 billion at June 30, 1999. These regulatory assets are probable of recovery.

Under POWERCHOICE, a regulatory asset was established for the costs of the MRA and is being amortized over a period generally not to exceed ten years. Niagara Mohawk's rates under POWERCHOICE have been designed to permit recovery of the MRA regulatory asset. Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP buyouts. In 1999, there have been three IPP contracts terminated for a total consideration (cash and/or notes) of $104.2 million. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings during the remaining term of POWERCHOICE.

Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts have a term of ten years and are structured as indexed swap contracts where Niagara Mohawk receives or makes payments to the IPP Parties based upon the differential between the contract price and a market reference price for electricity. Niagara Mohawk has recorded the liability for these contractual obligations and recorded a corresponding regulatory asset since payments under these restated contracts are authorized under POWERCHOICE. The swap contract regulatory asset includes the fair value of the difference between the estimated future market prices and the indexed contract prices for the notional quantities of power in the restated PPA contracts and will be amortized over ten years ending in June 2008, as notional quantities are settled. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. In the three months and six months ended June 30, 1999, there have been no changes in the assumptions and estimates used to value the regulatory asset or liability associated with these indexed swap contracts.

POWERCHOICE requires Niagara Mohawk to divest its portfolio of fossil and hydro generating assets. On June 11, 1999, Niagara Mohawk completed the sale of its two coal-fired generation plants for $355 million. On July 29, 1999, Niagara Mohawk completed the sale of its hydroelectric generating plants for $425 million. In addition, Niagara Mohawk has entered into an agreement to sell its Oswego oil and gas-fired plant for $80 million. Niagara Mohawk is pursuing the sale of its remaining oil and gas-fired plant at Albany and its 25% ownership in the Roseton Steam Station, which have a combined book value of approximately $76 million as of June 30, 1999. In May 1999, Niagara Mohawk entered into an agreement with Central Hudson Gas and Electric Corporation ("Central Hudson"), to sell its interest in the plant to Central Hudson at approximately net book value by July 1, 2002, if the interest has not been previously sold, subject to regulatory approval.

The POWERCHOICE agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the fossil and hydro generating asset portfolio. As of June 30, 1999, Niagara Mohawk has recorded a regulatory asset of $21.7 million for the net loss on the sale of its two coal-fired generating plants. The net loss is included in Niagara Mohawk's June 30, 1999 balance sheet as "Deferred Loss on the Sale of Generation Assets." No carrying charges are being recorded on deferred losses. The amount of the regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, the effects of curtailment accounting on pension and other post employment benefits, the incentive amount awarded in POWERCHOICE, the accounting treatment relating to the transition power agreements ("TPAs"), and the outcome of the sale of the remaining fossil assets. After all the sales transactions have been completed, Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $90 to $100 million. Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

Niagara Mohawk will also incur severance costs as a result of these sales.
Under POWERCHOICE, Niagara Mohawk is allowed to recover up to $10 million in severance costs and as of June 30, 1999, has incurred approximately $2.0 million in severance costs. At this time, Niagara Mohawk is unable to determine the total amount of severance costs it will incur, since there are different options available to those employees who decide not to transfer with the new owners.

As part of the transaction to sell the Huntley and Dunkirk coal-fired generation plants, Niagara Mohawk entered into TPAs to purchase energy and capacity from the buyer, NRG Energy, Inc. ("NRG"). Niagara Mohawk is required to purchase a portion of the energy generated by the two coal-fired plants; however, it has call options to purchase additional energy if needed. The aggregate energy and capacity costs in the TPAs are above forecasted future market prices. The TPAs convert to financial swaps ("swaps") with the same economic terms as the energy contracts, with no physical delivery of energy, when the later of two events occurs: (1) Niagara Mohawk's Senior Notes are rated as investment grade, and
(2) the New York State Independent System Operator ("NYISO") goes into operation. The first condition regarding Niagara Mohawk's upgraded credit rating has been met. The second condition, the formation of the NYISO, is expected to occur by September 1999. The agreements expire in June of 2003. As of June 30, 1999, Niagara Mohawk has recorded an $82.6 million swap contract liability for the present value of the difference between the contract energy prices and projected market prices and has recorded a corresponding swap contract regulatory asset. The asset and liability will amortize over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices. These amounts are included with the similar financial swap asset and liability that arose from the IPP swap agreements as part of the MRA, noted above.

Niagara Mohawk has also signed TPAs associated with the sales of its hydro generation assets and the Oswego oil and gas fired generation plant. The hydro TPA calls for the purchase of all energy and capacity through September 2001 at prices that approximate forecasted future market prices. Niagara Mohawk anticipates that the energy and capacity to be purchased under the hydro TPA to be at quantities approximating historical generation levels. The Oswego TPA is primarily a contract for capacity with a nominal amount of energy at prices above forecasted future market prices. Since these contracts call for the actual physical delivery of energy and the claiming of installed capacity, and do not convert to financial swap agreements, the TPAs will not be added to the regulatory asset and liability for swap contracts.

On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen"), a joint venture of PECO Energy Company and British Energy, for approximately $135 million, which is subject to price adjustments depending on the time of closing. New York State Electric and Gas Corporation is also a party to the agreement and has agreed to sell its 18% share of Unit 2 to AmerGen. As a condition of the transaction, Niagara Mohawk will pre-fund its nuclear decommissioning trust funds at the closing to a predetermined amount, which amount is contingent upon tax rulings. The trust funds will be transferred to AmerGen at the closing and AmerGen will assume full responsibility for the decommissioning of Unit 1 and its ownership share of Unit 2. Niagara Mohawk estimates that it will be required to make additional contributions to the decommissioning trust funds in the range of $80 to $120 million. Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $1,750 to $1,800 million. Niagara Mohawk has petitioned the PSC for approval to defer this net loss for future recovery, which approval is a condition of the closing of the sale of the nuclear assets. Accordingly, Niagara Mohawk would record a regulatory asset for the amount of the actual net loss upon the closing of the sales. The recording of the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the net loss is subject to change as a result of closing price adjustments, transaction costs and the final amount needed to pre-fund the decommissioning trust funds. The estimated range of loss excludes any accounting requirements relating to TPAs. Niagara Mohawk has proposed to recover the regulatory asset, plus a return on the unamortized balance over a period not to exceed 15 years beginning in 2000, with a significant portion of the recovery likely to occur in years subsequent to the MRA regulatory asset amortization. Niagara Mohawk's current rate structure includes recovery and a return on the nuclear assets. Niagara Mohawk proposes to recover a return on and a return of stranded nuclear costs within the rate structures contained in its POWERCHOICE agreement. This sale is also contingent upon approval by, among others, the PSC, FERC, NRC, IRS, and the SEC. Niagara Mohawk has requested PSC approval by December 1999. The parties to this sale are seeking to complete the sale before the next planned refueling and maintenance outage at Unit 2 scheduled in March 2000, but there can be no assurance that such a sale would be completed by that time. Until the sale is closed, Niagara Mohawk generally bears the risks associated with the refueling outages at Unit 2 and any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. A sale occurring after the planned outage would result in purchase price adjustments as specified in the agreement.

Along with the asset purchase agreement, Niagara Mohawk also signed TPAs with AmerGen to purchase energy and capacity at negotiated prices. The negotiated prices are expected to be, on average, above projected market prices during the term of the TPAs. Niagara Mohawk pays only for delivered output from the units. The terms of the TPAs are for five years from Unit 1 and three years from Unit
2. Upon the expiration of the TPA for Unit 2, Niagara Mohawk and AmerGen also agreed to a financial sharing agreement whereby Niagara Mohawk will be entitled to future payments from AmerGen over a ten-year period if electric energy market prices exceed certain amounts during the ten year sharing period. Niagara Mohawk has proposed to the PSC that any future payments received under the financial sharing agreement will serve to reduce the unamortized regulatory asset recorded as a result of the sale of the nuclear assets.

Upon closing of the sale of the nuclear assets, Niagara Mohawk will still be liable for spent nuclear fuel disposal for its share of fuel burned prior to the closing. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Nuclear Operations, "Nuclear Fuel Disposal Cost" for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk's determination of liability. The Nuclear Waste Act provided three payment options for liquidating the liability for the disposal of nuclear fuel irradiated prior to 1983, and Niagara Mohawk elected to delay payment, with interest, until the year in which it initially plans to ship irradiated fuel to an approved DOE disposal facility. Through June 30, 1999, Niagara Mohawk has recorded a liability of approximately $123 million. This liability will remain with Niagara Mohawk until the DOE provides disposal facilities. Niagara Mohawk also retains liability for changes, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale. Niagara Mohawk is unable to predict the outcome of this matter.

While the TPAs for the generation facilities are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the "provider of last resort" as outlined in the POWERCHOICE agreement. The TPAs act as hedges against rising power costs. The terms of the TPAs provide for both fixed and variable payments, encompassing both capacity and energy. The TPAs are one part of the integrated transactions for the sale of the generating facilities.

The Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service over the next ten years, including the Competitive Transition Charge ("CTC"), assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk's reported financial condition and results of operations and adversely effect Niagara Mohawk's, and therefore, Holdings' ability to pay dividends.

Under POWERCHOICE, Niagara Mohawk's remaining electric business (electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk's IPP contracts, including those restructured under the MRA, as well as the TPAs entered into in connection with the generation divestiture, will continue to be the obligations of the regulated business.

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 99% of total assets and 97% of total revenues, there are three principal business units: Energy Delivery, Nuclear and Fossil/Hydro. As discussed above, Niagara Mohawk is in the process of selling its fossil, hydro and nuclear assets. Although there are three identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

Holdings' unregulated activities do not meet the reporting thresholds of SFAS No. 131, but comprise a substantial portion of "other" in the accompanying table.


                                FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                    ENDED JUNE 30,              ENDED JUNE 30,
                           ----------------------------  --------------------------
                                 Total       Economic       Total       Economic
(In thousands of dollars)      Revenues     Value Added    Revenues     Value Added
-------------------------  -------------  -------------  -----------  -------------
1999
REGULATED . . . . . . . .  $    870,461   $   (210,702)  $1,966,482   $   (341,507)
OTHER . . . . . . . . . .        44,117         (5,846)      67,502        (13,724)
ELIMINATIONS. . . . . . .          (257)             -         (529)             -
                           -------------  -------------  -----------  -------------
      TOTAL CONSOLIDATED.  $    914,321   $   (216,548)  $2,033,455   $   (355,231)
=========================  =============  =============  ===========  =============
1998
Regulated . . . . . . . .  $    910,906   $   (176,267)  $2,009,310   $   (317,159)
Other . . . . . . . . . .        34,470        (11,618)     100,639        (21,195)
Eliminations. . . . . . .          (692)             -       (1,368)             -
                           -------------  -------------  -----------  -------------
      Total Consolidated.  $    944,684   $   (187,885)  $2,108,581   $   (338,354)
=========================  =============  =============  ===========  =============


Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added ("EVA"). EVA is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

EVA is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and six months ending June 30, 1999 and 1998, an adjustment is made to include the recognition of the liability for remaining future over-market contracts with IPPs and the corresponding recognition of imputed interest on that liability. In addition, there was a significant adjustment for the six months ending June 30, 1998 to reflect the re-capitalization for EVA purposes of the incremental operating expense associated with the January 1998 ice storm.

EVA is further segmented between EVA from Operations and EVA related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA to total consolidated net income for the three months and six months ended June 30, 1999 and 1998 is as follows:


                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
(in thousands of dollars)                    1999             1998         1999        1998
-------------------------------------  --------------  -------------   ----------  ----------
Economic Value Added:
    Operations. . . . . . . . . . . .  $     (90,965)  $    (83,369)   $(102,186)  $(129,608)
    IPP - Related . . . . . . . . . .       (125,583)      (104,516)    (253,045)   (208,746)
                                       --------------  -------------    ----------  ---------
Total Economic Value Added. . . . . .       (216,548)      (187,885)    (355,231)   (338,354)
Charge for Use of Investor's Capital.        300,576        310,235      599,990     619,155
Adjustments for Significant Items . .        (14,634)      (218,582)     (29,268)   (311,722)
Interest Charges (net of taxes) . . .        (85,667)       (45,176)    (171,908)    (90,124)
Extraordinary Item. . . . . . . . . .        (10,750)             -      (10,750)          -
Niagara Mohawk Preferred Dividends. .         (9,024)        (9,171)     (18,048)    (18,394)
                                       --------------  -------------   ----------  ----------
   Consolidated Net Income. . . . . .  $     (36,047)  $   (150,579)   $  14,785   $(139,439)
                                       ==============  =============   ==========  ==========


NOTE 5.  EXTRAORDINARY ITEM

During the second quarter of 1999, Holdings and Niagara Mohawk recognized an extraordinary after-tax charge of $10.8 million or 6 cents per share as a result of the early redemption of $151.7 million of First Mortgage Bonds with varying interest rates and maturities. The bonds were redeemed at an average of 111.3% of the principal amount, with accrued interest to the date of redemption.

In July 1999, Niagara Mohawk incurred $7.6 million after-tax, or 4 cents per share in connection with the early redemption of $150 million of First Mortgage Bonds. The cost of the premium and unamortized debt issue costs will be accounted for as an extraordinary item in the third quarter of 1999.

On August 5, 1999, Niagara Mohawk made a notification to redeem $500 million of its Senior Notes. The call will be exercised on September 8, 1999. Niagara Mohawk will redeem the notes at a cash redemption price equal to 100% of the principal plus accrued interest. Niagara Mohawk expects to recognize, as an extraordinary item, approximately $5.5 million, after tax or 3 cents per share, related to unamortized debt issue costs associated with the notes.

REVIEW BY INDEPENDENT ACCOUNTANTS

Holdings and Niagara Mohawk's independent accountants, PricewaterhouseCoopers LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of June 30, 1999 and 1998, and the related unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1999 and 1998 and of Cash Flows for the six-month period ended June 30, 1999 and 1998 and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of June 30, 1999 and 1998 and the related unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1999 and 1998 and of Cash Flows for the six-month period ended June 30, 1999 and 1998. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Holdings and its subsidiaries, and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of June 30, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month period ended June 30, 1999 and 1998, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and of cash flows for the six-month period ended June 30, 1999 and 1998. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.'s management and Niagara Mohawk Power Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

PRICEWATERHOUSECOOPERS LLP
Syracuse, NY
August 13, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings and Niagara Mohawk's cash flow upon the implementation of the MRA and POWERCHOICE, the timing and outcome of the future sale of Niagara Mohawk's remaining fossil and nuclear generation assets, the planned repayment of debt, and the outcome of the Niagara Mohawk's transition to a new customer service system. In addition, certain statements made related to the year 2000 readiness program are also forward-looking (see "Year 2000 Readiness Disclosure"). These forward-looking statements are based upon a number of assumptions, including assumptions regarding the POWERCHOICE agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, challenges to the POWERCHOICE agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's ongoing sale of its generation assets, length of the transition period to Niagara Mohawk's new customer service system and the economic conditions of Niagara Mohawk's service territory.

                              POWERCHOICE AGREEMENT

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement").

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

Effective August 1, 1999, all of the Company's customers are able to choose their electricity supplier. The Company will continue to distribute electricity through its transmission and distribution systems and will be obligated to be the provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. However, Niagara Mohawk believes that the PSC will be instituting a generic proceeding to explore end-state issues, including the issue of provider of last resort, based on comments made by the PSC at its May 1999 session. Niagara Mohawk is unable to predict the outcome or timing of such a proceeding.

In early October 1998, the Alliance for Municipal Power ("AMP"), a group of 21 towns and villages in St. Lawrence and Franklin Counties pursuing municipalization, and Alfred P. Coppola ("Coppola"), a Councilman from the City of Buffalo, commenced an Article 78 Proceeding in Albany County Supreme Court that challenged the PSC's decision to approve POWERCHOICE and the PSC's decision that denied the petitions of Alliance for Municipal Power and Coppola for rehearing before the Commission. The Article 78 Petition sought to vacate the decision of the PSC approving POWERCHOICE provisions relating to the determination and recovery of strandable costs through the application of a competitive transition charge and exit fees. The PSC has made a motion to dismiss the Article 78 Petition in this matter. On March 11, 1999, the Albany County Supreme Court dismissed in its entirety, the petition of Coppola and also dismissed AMP's petition to the extent that it challenged the determination and recovery of stranded costs through the application of CTCs and exit fees. However, the Court did order the PSC to respond to AMP's claim that the PSC failed to act on discovery requests seeking information about exit fees.
Niagara Mohawk has provided AMP with an updated exit fee estimate of $150 to $272 million. The range is dependent on whether the formula prescribed by the PSC in POWERCHOICE or the method defined by FERC is used. During the first quarter of 1999, AMP filed a motion to re-argue with the Supreme Court and has also filed a notice of appeal from the decision of the lower court. On June 29, 1999, the Albany County Supreme Court denied AMP's motion to re-argue and renew the case. Niagara Mohawk is unable to predict the outcome of this matter. Suspension of POWERCHOICE or renegotiation of its material terms could have a material adverse effect on Holdings and Niagara Mohawk's results of operations, financial condition, and future cash flows. For a further discussion of Niagara Mohawk's stranded cost recovery in the case of municipalization, see Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery").

                             GENERATION ASSET SALES

In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk's plan to divest all of its fossil and hydro generation assets, which is a key component in its POWERCHOICE agreement to lower average electricity prices and provide customer choice. On June 11, 1999, Niagara Mohawk completed the sale of its two coal-fired generation plants to NRG Energy, Inc. for $355 million. Subsequently, on July 29, 1999, Niagara Mohawk completed the sale of its hydroelectric generation assets with Orion Power Holding, Inc. for $425 million. Niagara Mohawk has also previously announced an agreement to sell its oil and gas fired generating plant in Oswego for $80 million. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement" and Holdings and Niagara Mohawk's Form 10-Q for the quarter ended March 31, 1999, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - "POWERCHOICE Agreement" for discussion of such agreements and associated transition power agreements. Niagara Mohawk continues to pursue the sale of its oil and gas-fired plant in Albany, which has a net book value of approximately $36 million. Niagara Mohawk is unable to predict the outcome or timing of the divestiture of its Albany plant. In May 1999, Niagara Mohawk entered into an agreement with Central Hudson to sell its interest in the Roseton plant to Central Hudson at approximately net book value by July 1, 2002, if the interest has not been previously sold, subject to regulatory approval.
At June 30, 1999, the net book value of Niagara Mohawk's interest in the Roseton plant was approximately $40 million.

The sale of the fossil and hydro assets will serve to quantify any stranded costs associated with Niagara Mohawk's fossil and hydro generating assets. Niagara Mohawk will have a reasonable opportunity to recover these costs through the CTC and otherwise as described above. The POWERCHOICE agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the assets. As of June 30, 1999, Niagara Mohawk has recorded a regulatory asset of $21.7 million for the net loss on the sale of its two coal-fired generating plants. The net loss is included in Niagara Mohawk's June 30, 1999 balance sheet as "Deferred Loss on the Sale of Generation Assets." No carrying charges are being recorded on deferred losses. The amount of the regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, the effects of curtailment accounting on pension and other post employment benefits, the incentive amount awarded in POWERCHOICE, the accounting treatment relating to the TPAs, and the outcome and closing of the sale of the remaining fossil and hydro assets. After all the sales transactions have been completed, Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $90 to $100 million. Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

Niagara Mohawk will also incur severance costs as a result of these sales.
Under POWERCHOICE, Niagara Mohawk is allowed to recover up to $10 million in severance costs and as of June 30, 1999, has incurred approximately $2.0 million in severance costs. At this time, Niagara Mohawk is unable to determine the total amount of severance costs it will incur, since there are different options available to those employees who decide not to transfer with the new owners.

After the sales are complete, Niagara Mohawk has agreed not to own any non-nuclear generating assets in the state of New York, subject to certain exceptions provided in the POWERCHOICE agreement. Under the terms of the note indenture prepared in connection with the financing of the MRA, Niagara Mohawk is obligated to use 85% of the proceeds of the sale of its generation assets to reduce outstanding debt. Proceeds on the announced fossil and hydro sales are expected to aggregate $860 million. For a discussion on how Niagara Mohawk used the proceeds from the sale of its two coal-fired generation plants, see "Liquidity and Capital Resources."

The POWERCHOICE agreement contemplated that Niagara Mohawk's nuclear plants would remain part of its regulated business. The POWERCHOICE agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of POWERCHOICE. On June 24, 1999, Niagara Mohawk announced the sale of its nuclear assets to AmerGen Energy Company, LLC ("AmerGen") for approximately $135 million, which price adjusts depending on the time of closing. New York State Electric and Gas Corporation is also a party to the agreement and has agreed to sell its 18% share of Unit 2 to AmerGen. As a condition of the transaction, Niagara Mohawk will pre-fund its nuclear decommissioning trust funds at the closing to a predetermined amount, which amount is contingent upon tax rulings. The trust funds will be transferred to AmerGen at the closing, and AmerGen will assume full responsibility for the decommissioning of Unit 1 and its ownership share of Unit
2. Niagara Mohawk estimates that it will be required to make additional contributions to the decommissioning trust funds in the range of $80 to $120 million. Niagara Mohawk estimates its net loss (stranded costs) to be in the range of $1,750 to $1,800 million. Niagara Mohawk has petitioned the PSC for approval to defer this net loss for future recovery, which approval is a condition of closing the sale of the nuclear assets. Accordingly, Niagara Mohawk would record a regulatory asset for the amount of the actual net loss upon the closing of the sales. The recording of the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the net loss is subject to change as a result of closing price adjustments, transaction costs and the final amount needed to pre-fund the decommissioning trust funds. The estimated range of loss excludes any accounting requirements relating to TPAs. Niagara Mohawk has proposed to recover the regulatory asset plus a return on the unamortized balance over a period not to exceed 15 years, beginning in 2000, with a significant portion of the recovery likely to occur in years subsequent to the MRA regulatory asset amortization. Niagara Mohawk's current rate structure includes recovery and a return on nuclear assets. Niagara Mohawk proposes to recover a return on and a return of stranded nuclear costs within the rate structures contained in its POWERCHOICE agreement. The sale is also contingent upon approval by, among others, the PSC, FERC, NRC, IRS, and SEC. Niagara Mohawk has requested PSC approval by December 1999. The parties to this sale are seeking to complete the sale before the next planned refueling and maintenance outage at Unit 2 scheduled in March 2000, but there can be no assurance that such a sale would be completed by that time. Until the sale is closed, Niagara Mohawk generally bears the risks associated with the refueling outage for Unit 2 and any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. A sale occurring after the planned outage would result in purchase price adjustments as specified in the agreement.

Along with the asset purchase agreement, Niagara Mohawk also signed TPAs with AmerGen for energy and capacity at negotiated prices, which are above market based on current energy price forecasts. The terms of the TPAs are for five years from Unit 1 and three years from Unit 2. Upon the expiration of the TPA for Unit 2, Niagara Mohawk and AmerGen also agreed to a financial sharing agreement whereby Niagara Mohawk will be entitled to payments from AmerGen over a ten year period if electric energy market prices exceed certain amounts during the ten year sharing period. Niagara Mohawk has proposed to the PSC that any future payments received under the financial sharing agreement will serve to reduce the unamortized regulatory asset recorded as a result of the sale of the nuclear assets.

While the TPAs for the generation facilities are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the "provider of last resort" as outlined in the POWERCHOICE agreement. The TPAs act as hedges against rising power costs. The terms of the TPAs provide for both fixed and variable payments, encompassing both capacity and energy. The TPAs are one part of the integrated transactions for the sale of the generating facilities.

Upon closing of the sale of the nuclear assets, Niagara Mohawk will still be liable for spent nuclear fuel disposal for its share of fuel burned prior to the closing. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Nuclear Operations, "Nuclear Fuel Disposal Cost" for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk's determination of liability. The Nuclear Waste Act provided three payment options for liquidating the liability for the disposal of nuclear fuel irradiated prior to 1983, and Niagara Mohawk elected to delay payment, with interest, until the year in which it initially plans to ship irradiated fuel to an approved DOE disposal facility. Through June 30, 1999, Niagara Mohawk has recorded a liability of approximately $123 million. This liability will remain with Niagara Mohawk until the DOE provides disposal facilities. Niagara Mohawk also retains liability for changes, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale. Niagara Mohawk is unable to predict the outcome of this matter.

                           FERC RULEMAKING ON OPEN ACCESS

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery").

In April 1996, the FERC issued Order 888. Order 888 promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. In addition, FERC Order 888, required the NYPP to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. On January 31, 1997, the NYPP Member Systems (the "Member Systems") submitted a comprehensive proposal to establish a NYISO, a New York State Reliability Council ("NYSRC") and a New York Power Exchange ("NYPE") that will foster a fully competitive wholesale electricity market in New York State. The NYPE proposal was subsequently withdrawn as one or more privately developed power exchanges expressed intentions to serve the New York market.

On June 24, 1998, FERC gave the Member Systems conditional approval to form the NYISO and since that time several filings and settlements have been made. On January 27, 1999, FERC conditionally approved the NYISO tariff subject to certain modifications and on April 30, 1999, the Member Systems made a Compliance Filing to address the modifications FERC required to be made to the NYISO tariff. On July 2, 1999, the Member Systems filed a multi-party settlement agreement, which addressed FERC's remaining concerns relative to NYISO governance. In addition, market trials began in January 1999 and continue to progress in preparation for the NYISO start up.

On July 28, 1999, FERC accepted the NYISO's revised tariff and market rules, finding that the tariffs and agreements covering such issues as reliability policies, firm and network transmission service, and transmission congestion management and charges are acceptable with some modifications. The Member Systems are proceeding to address these remaining matters.

While Niagara Mohawk is unable to predict when FERC will rule on the Member Systems' filings on NYISO governance revisions and various other remaining matters, it does believe that it is probable that the NYISO will commence operation in the fall of 1999. Niagara Mohawk views these developments as important progress toward a more competitive market for electricity in New York State, consistent with the POWERCHOICE restructuring agreement.

                                 NUCLEAR MATTERS

UNIT 1: Some owners of older General Electric Company boiling water reactors, including Niagara Mohawk, have experienced cracking in horizontal welds in the plants' core shrouds. In response to industry findings, Niagara Mohawk installed preemptive modifications to the Unit 1 core shroud during a 1995 refueling and maintenance outage. The core shroud, a stainless steel cylinder inside the reactor vessel, surrounds the fuel and directs the flow of reactor water through the fuel assemblies. Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in vertical welds not reinforced by the 1995 repairs. Subsequently, Niagara Mohawk filed a comprehensive inspection and analysis report with the NRC that concluded that the condition of the Unit 1 core shroud supported the safe operation of the plant, and obtained NRC approval to operate Unit 1 until the Unit's next scheduled refueling and maintenance outage in 1999, at which time the core shroud would be reinspected. Niagara Mohawk developed a repair plan that would be accomplished during the outage if inspections indicated that repairs were needed. The refueling and maintenance outage at Unit 1 began on April 11, 1999. During the core shroud reinspection, indications of crack growth within growth rate analyzed limits, were identified around a portion of one of the welds. After careful examination and analysis, Niagara Mohawk decided to install a repair modification on two of the shroud's vertical welds. A damaged tie rod, previously installed to address horizontal shroud cracks was also identified.
As a result, all four tie rods were repaired to correct a design deficiency.
The plant returned to service on June 16, 1999. The incremental costs associated with the refueling and maintenance outage at Unit 1 was $10.8 million, which includes $6.3 million of replacement power costs.

UNIT 2: On June 24, 1999, Unit 2 automatically shut down due to a malfunction in a device that controls water flow level through the reactor vessel. Unit 2 returned to full power on July 26, 1999. The incremental costs associated with outage at Unit 2 was $12.5 million, which includes $10.6 million of replacement power costs.

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

PLAN: Niagara Mohawk formed a year 2000 project management office and year 2000 project managers were appointed within each business group. A year 2000 program vice-president and an executive level steering committee were put in place to oversee all aspects of the program. In addition to Niagara Mohawk personnel, Niagara Mohawk has retained the services of leading computer service and consulting firms specializing in computer systems and embedded components, which are involved in various phases of the project. Also, Niagara Mohawk is working closely with industry groups such as the Electric Power Research Institute ("EPRI"), North American Electric Reliability Council ("NERC"), Nuclear Energy Institute, Nuclear Utilities Software Management Group, and other utilities. In addition, the PSC required that New York utilities have mission critical year 2000 work, including a contingency plan, completed by July 1, 1999, and the NRC required Niagara Mohawk to certify that its two nuclear plants will be year 2000 ready by July 1, 1999. A plan was developed that established phases of the work to be done. The phases are:

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

As part of the assessment phase, all the systems and equipment were prioritized into four categories based upon their functional need and importance. The priorities are:

- Priority 1 - Any failure or regulatory breach that can cause an interruption to the generation or delivery of electric or gas energy to customers, or can jeopardize the safety of any employee, customer, or the general public (e.g. the Energy Management System that controls the flow of electricity and communicates information between the control center and substations).
- Priority 2 - Any failure that can cause an interruption to customer service or breach of significant regulatory contractual or financial commitment (e.g. meter reading equipment).
- Priority 3 - Any failure that can inconvenience a business partner or significantly impact a Niagara Mohawk business group productivity (e.g. electronic payments to vendors).
- Priority 4 - Any failure that can adversely impact a Niagara Mohawk work group or personal productivity or other business processes (e.g. applications used on a desktop computer used to accomplish day-to-day productivity activities).

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

Niagara Mohawk's primary focus has been on priorities 1 and 2 because of the direct impact on customers. Although Niagara Mohawk's plan addressed completion of all priority items prior to July 1, 1999, there are a few minor exceptions. These are scheduled to be completed prior to January 1, 2000.

Niagara Mohawk's progress with its year 2000 issues for mission critical items are as follows:

        PHASE               STATUS       ESTIMATED COMPLETION DATE
----------------------  ---------------  -------------------------

- Inventory                 Complete
- Assessment                Complete
- Remediation               Complete
- Testing                   Complete
- Acceptance                Complete
- Validation                In-progress  October 1999
- Contingency Planning      Ongoing

Niagara Mohawk has completed the majority of its year 2000 readiness project and has also met the readiness goals established by the PSC and NRC. The validation phase has been completed except for a final Quality Assurance Audit scheduled for September 1999. The contingency planning phase is also complete with respect to developing contingency plans. However, Niagara Mohawk will use the time remaining in 1999 to review the work already completed and to test its contingency plans through further testing, training and employee drills.

Niagara Mohawk has also successfully completed year 2000 readiness tests at its generation plants. Although the Huntley, Dunkirk and hydro generation plants have been sold and the Oswego generation plant will be sold by year end, it was important for Niagara Mohawk to complete its year 2000 testing of these plants since Niagara Mohawk will continue to receive power from these plants under transition power contracts subsequent to their sale and transfer. Niagara Mohawk will continue to complete any outstanding tests and plans at its remaining generation facilities.

RISKS: Like any organization, Niagara Mohawk is dependent upon many third parties, including suppliers of energy and materials (e.g. independent power producers), service providers, transporters, and the government. These third parties provide services vital to Niagara Mohawk and year 2000 problems at these companies could adversely affect electric and gas operations. One such example is that Niagara Mohawk expects that by the year 2000, it will be purchasing the majority of its electric generation needs. If any of these suppliers has a year 2000 failure, it could interrupt energy supply to Niagara Mohawk's customers. Another example of such a vital third party is telephone companies. If the telephone companies have year 2000 failures, this could in turn affect Niagara Mohawk's customer response capabilities and its ability to operate and maintain the transmission and distribution system that carries electricity to businesses and customer homes. To address these third party issues, Niagara Mohawk has requested certificates of compliance from third parties and has followed up with the third parties as appropriate. Niagara Mohawk intends to continue following up with significant third parties during the remainder of 1999 to verify the accuracy of responses and the status of their year 2000 readiness. However, Niagara Mohawk may not be able to verify accuracy in all cases. With respect to generation suppliers, Niagara Mohawk has had a higher level of contact and believes there will be an adequate amount of supply available. The inability of suppliers to complete their year 2000 readiness process could materially adversely impact Niagara Mohawk.

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

Niagara Mohawk's gas distribution system also has the potential to be adversely impacted by year 2000 noncompliance either by third parties or if its program fails to identify and remediate all problem areas. From the third party natural gas production and transmission facilities, to Niagara Mohawk's distribution pipeline system, and ultimately, to the customer, there are computer systems and equipment with date sensitive processing. If, despite Niagara Mohawk's and third partys' best efforts, a year 2000 failure occurs, the flow of gas to the customer could be jeopardized.

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

CONTINGENCY PLANS: Niagara Mohawk's year 2000 schedules also include the development and implementation of contingency plans in the event of year 2000 failures, both within Niagara Mohawk and by third parties. Niagara Mohawk's Emergency Planning manager is responsible for overseeing and assisting the business groups in the creation of their contingency plans. The contingency plans vary by business group and by the various priority levels for different systems and equipment. A schedule was created to track progress of these plans.

Niagara Mohawk's contingency plans have been developed to deal with problems such as the loss of telecommunications or the shut down of a power plant. The plans provide for more than 400 separate contingencies. Niagara Mohawk's contingency plans include staffing of critical substations and availability of backup communication systems believed to be immune from year 2000 impact. Additional staffing will be provided as needed at other Niagara Mohawk owned generation, transmission, and distribution control points for both gas and electric infrastructure. Other contingency plans and drills include the start up of a generation plant assuming loss of power at the plant.

On April 9, 1999, Niagara Mohawk, along with approximately 200 other electric utilities across the United States, participated in a drill coordinated by NERC. NERC has reported that overall, the drill was a successful exercise of backup voice system and manual procedures needed to operate the electric power grids of the United States and Canada in the unlikely event of a loss of communications due to year 2000 failures. Niagara Mohawk will participate in NERC's next drill scheduled for September 8 and 9, 1999.

COSTS: Niagara Mohawk previously estimated that total program costs would approximate $33.3 million. Niagara Mohawk is currently reevaluating this estimate and anticipates that it will be lower, since Niagara Mohawk has not found as many non-compliant components as had originally been anticipated. This finding is consistent with what other companies have experienced in the electric and gas utility industry. Total program costs incurred through June 30, 1999 are $18.8 million of which $13.2 million was expensed and $5.6 million was capitalized. Niagara Mohawk expects to fund the total program costs through operating cash flows. For a discussion of the costs of large computer projects that Niagara Mohawk recently implemented and were year 2000 compliant, see Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Year 2000 Readiness Disclosure."

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

                               FINANCIAL POSITION

Holdings and Niagara Mohawk's capital structure at June 30, 1999 and December 31, 1998, was as follows:


                                JUNE 30,  December 31,
              %                   1999        1998
------------------------------  --------  ------------
HOLDINGS:
Long-term debt . . . . . . . .     64.2       64.6
Preferred stock of subsidiary.      4.9        4.9
Common equity. . . . . . . . .     30.9       30.5

NIAGARA MOHAWK:
Long-term debt . . . . . . . .     65.2       64.6
Preferred stock. . . . . . . .      5.0        4.9
Common equity. . . . . . . . .     29.8       30.5


The culmination of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. Through the anticipated increased operating cash flow resulting from the MRA and POWERCHOICE agreement, including the proceeds from the sale of the fossil and hydro generation assets, and the planned rapid repayment of debt, should reduce the leverage in the capital structure of both entities. Book value of Holdings' common stock was $16.99 per share at June 30, 1999, as compared to $16.92 at December 31, 1998.

EBITDA for the 12 months ended June 30, 1999 was approximately $1.3 billion for Holdings, an increase of approximately $0.5 billion compared to the 12 months ended June 30, 1998. This increase is generated almost entirely by Niagara Mohawk. The improvement in EBITDA is derived primarily from the impacts of the MRA and POWERCHOICE. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

Niagara Mohawk has been reviewing its capital structure in light of its scheduled debt reduction program, its divestiture of its electric generation and the changing industry. As a result, Niagara Mohawk filed two petitions with the PSC on July 1, 1999 as follows:

- REFINANCE PREFERRED STOCK - Niagara Mohawk petitioned the PSC to issue up to $350 million in preferred stock through December 31, 2000. Niagara Mohawk intends to use the proceeds to redeem its outstanding preferred stock to take advantage of lower dividend rates. Niagara Mohawk cannot determine the outcome or timing of the PSC's decision.

- PURCHASE COMMON STOCK - Niagara Mohawk petitioned the PSC to purchase up to $800 million of Holdings' common stock. Niagara Mohawk estimates, depending on market conditions, that it may purchase up to 40 million shares of Holdings' common stock over a six year period extending through 2005, of which Holdings Board of Directors has approved a program to repurchase 20 million shares through December 31, 2001. Niagara Mohawk cannot determine the outcome or timing of the PSC's decision.

                       LIQUIDITY AND CAPITAL RESOURCES

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources").

Niagara Mohawk is obligated to use 85 percent of the proceeds of the sale of its generation assets to reduce debt outstanding. To date, Niagara Mohawk has received $780 million on the sale of its coal-fired and hydroelectric generating plants, and expects to receive an additional $80 million on the sale of its Oswego plant in 1999. In addition, in June 1999, Niagara Mohawk announced the sale of its nuclear assets to AmerGen for $135 million, which is subject to price adjustments depending on the timing of the closing. However, as part of the agreement, Niagara Mohawk is required to pre-fund the decommissioning funds to a fixed amount. Niagara Mohawk anticipates that such pre-funding will require Niagara Mohawk to make an additional payment of $80 - $120 million, thereby reducing the net proceeds from the sale. With Niagara Mohawk's stronger operating cash flows and proceeds from sales of its coal, hydro and oil facilities, approximately $1.2 billion of debt is expected to be retired in 1999 consistent with debt reduction goals. Niagara Mohawk has taken the following actions in 1999.

- On June 14, 1999, Niagara Mohawk repurchased and subsequently redeemed $151.7 million of First Mortgage Bonds with varying interest rates and maturities. Niagara Mohawk incurred approximately $16.5 million related to the early redemption of these bonds, including a premium of $13.0 million for early redemption and unamortized debt expense and debt issuance costs of $3.5 million. These expenses were reflected as an extraordinary item during the second quarter of 1999.

- Niagara Mohawk redeemed its 9.5% series of First Mortgage Bonds totaling $150 million on July 14, 1999. The cash necessary to redeem these bonds was held by a trustee in June 1999. This is included in Niagara Mohawk's June 30, 1999 balance sheet as "Funds held by trustee for refunding of debt." Niagara Mohawk will expense during the third quarter of 1999 approximately $11.6 million related to the early redemption of these bonds, including a premium of $8.8 million for early redemption and unamortized debt expense and debt issuance costs of $2.8 million. These expenses will be reflected as an extraordinary item during the third quarter of 1999.

- On August 5, 1999, Niagara Mohawk made a notification to redeem $500 million of its Senior Notes. The call will be exercised on September 8, 1999.
   The $500 million will be redeemed on a pro rata basis between several series of its Senior Notes in accordance with the debt provisions. Niagara Mohawk will redeem the notes at a cash redemption price equal to 100 percent of the principal plus accrued interest. Niagara Mohawk expects to charge to expense approximately $8.4 million for unamortized debt issuance expense associated with these Senior Notes. It is expected that these expenses will also be recorded as an extraordinary item during the third quarter of 1999. As of June 30, 1999, the $500 million is included in Niagara Mohawk's balance sheet in the non-current portion of long-term debt.

- On July 1, 1999, Niagara Mohawk also made a scheduled payment to retire upon maturity its 6-1/2% Senior Notes of $300 million.

- On August 5, 1999, Niagara Mohawk made a notification to redeem all outstanding Medium Term Notes totaling $20 million. The call will be exercised on September 8, 1999. Niagara Mohawk will redeem these notes at a cash redemption price of 100 percent of the principal plus accrued interest.

On May 28, 1999, Niagara Mohawk entered into an agreement to terminate a PPA with 12.6 MW of generating capacity for $26 million. Semiannual payments of $4 million, including interest will begin in December 1999. As of June 30, 1999, Niagara Mohawk has recorded a liability for these future payments and a corresponding regulatory asset, which will be amortized over a five-year period, consistent with the POWERCHOICE agreement. On July 15, 1999, Niagara Mohawk entered into another agreement to terminate a PPA with 32 MW of generating capacity for $74.5 million. Niagara Mohawk expects to close this transaction during the third quarter of 1999 and will record a regulatory asset for this amount, which will also be amortized over a five-year period, consistent with POWERCHOICE.

During June 1999, Niagara Mohawk's Senior Notes were upgraded to investment grade. As a result, the common stock dividend limitations under certain covenants of the Senior Notes are no longer applicable and Niagara Mohawk will have more flexibility in making common stock dividend payments to Holdings. However, there are limitations on dividend payments under the POWERCHOICE agreement. (See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources - Common Stock Dividend"). Furthermore, Niagara Mohawk's priority is to reduce debt over the next few years.

On May 20, 1999, Niagara Mohawk paid a common stock dividend of $30 million to Holdings. Holdings has used the dividend to further invest in telecommunication opportunities. On July 26, 1999, Niagara Mohawk declared another common stock dividend of $34 million to Holdings.

As of June 30, 1999, Niagara Mohawk has $275 million of borrowing capability under the senior bank facility. Also, Niagara Mohawk has the ability to issue first mortgage bonds to the extent that there have been redemptions since June 30, 1998. The senior bank facility term expires on June 1, 2000. As a result, the amount outstanding on this facility at June 30, 1999, $105 million, has been recorded as a current liability on both Holdings and Niagara Mohawk's balance sheets.

NET CASH FROM OPERATING ACTIVITIES increased $3,974.9 million for Holdings and $3,975.9 million for Niagara Mohawk in the six months ended June 30, 1999 primarily due to Niagara Mohawk's receipt of federal income tax refunds in January 1999 totaling approximately $135 million and improved operating cash flow improved due to the impacts of the MRA and POWERCHOICE. (See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources"). Offsetting these improvements in the six months was a reduction in the amount of accounts receivable sold through cash management.

Holdings and Niagara Mohawk's NET CASH FROM INVESTING ACTIVITIES increased $429.6 and $456.8 million, respectively in the six months ended June 30, 1999 as compared to the same period in 1998. These increases are primarily due to the cash received from the sale of the Huntley and Dunkirk coal-fired generation assets.

Holdings and Niagara Mohawk's NET CASH FROM FINANCING ACTIVITIES decreased $3,885.1 and $4,004.3 million due to the early repayment of debt, and the dividend and related cash transfer of Opinac to Holdings on March 31, 1999. Financing activities during the first six months of 1998 were positively impacted by the issuance of the Senior Notes to finance the MRA.

                           RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 1999 in comparison to the same periods in 1998. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and six-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the June 30, 1998 termination, restatement or amendment of IPP contracts and the implementation of POWERCHOICE. With the consummation of the MRA and the implementation of POWERCHOICE effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years subsequent to POWERCHOICE to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

In mid-February 1999, Niagara Mohawk implemented a new Customer Service System ("CSS"). The CSS replaces existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS also provides retail access and unbundled bill functionality required under POWERCHOICE and addresses Year 2000 compliance. These capabilities could not be developed in the existing systems.

Niagara Mohawk, like other companies that have implemented similar CSS projects, has experienced transition periods, characterized by significantly higher customer call volumes and complaints, billing and data accumulation and reporting issues, and other problems that impact productivity and costs. In implementing a system as complex as CSS, Niagara Mohawk anticipated that the transition would also be complicated by changes in the information and choices provided to customers pursuant to POWERCHOICE. Niagara Mohawk has taken steps prior to and during the transition period to prioritize and respond to problems. Although the length and degree of the transition period cannot presently be predicted, Niagara Mohawk is aware that transition periods at other companies have been six months or longer.

On May 11, 1999, Niagara Mohawk was directed to file a report with the PSC and the New York State Consumer Protection Board detailing steps taken by Niagara Mohawk in response to problems with the CSS system. The report, filed on May 19, 1999, outlines how Niagara Mohawk intends to rectify the problems encountered. On July 7, 1999, Niagara Mohawk provided the PSC with a status report of results and actions taken to resolve the problems noted, which outlined a reduction in customer call volumes and complaints, and improved bill quality.

The CSS transition period presents several financial exposures. Although there are known billing issues, Niagara Mohawk believes that overall recorded revenues fairly reflect the revenues of Niagara Mohawk over this period. Outstanding accounts receivables have increased, and Niagara Mohawk increased the reserve for bad debts with a corresponding charge to bad debt expense by approximately $10 million during the first quarter of 1999 to provide for the increased exposure to collection risk. No significant further adjustment to the reserve for bad debts due to CSS issues was necessary in the second quarter. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance relating to this transition period, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business.

Niagara Mohawk has been made aware of the PSC's intent to assess the development and implementation of the CSS project. Niagara Mohawk is unable to predict the outcome of a PSC investigation. Further, POWERCHOICE provides for penalties in the event certain customer related performance metrics are not met. The maximum penalty for PSC complaints and residential customer satisfaction is $4.4 million per year. Niagara Mohawk anticipates that the performance metric relating to customer complaints will be met, assuming that current trends prevail. Therefore, Niagara Mohawk does not anticipate any penalties associated with that metric. However, Niagara Mohawk is unable to determine whether it will be able to meet the performance metric associated with the customer satisfaction index. The maximum penalty associated with the customer satisfaction index is $2.2 million. The results of the customer satisfaction index are expected to be known during September 1999.

Niagara Mohawk continues to assess the increased costs it will incur to complete the transition to CSS. Costs incurred prior to implementation of CSS in February 1999 were generally capitalized. Niagara Mohawk expected to incur costs chargeable to expense in 1999 for maintenance of CSS. Incurred costs were also expected to be higher in the first several years subsequent to implementation as knowledge and experience is transferred from the vendor to Niagara Mohawk. The post-implementation system performance issues discussed above are resulting in increased costs, which are not expected to extend beyond 1999, although no assurance can be given. Based on the actual and anticipated scope of effort to be completed in 1999, total CSS-related charges to expense, exclusive of bad debts, are estimated to be $36 million, of which approximately $14 million relates to expected maintenance and knowledge transfer activities.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------

Holdings:
---------

Holdings experienced a loss during the second quarter of 1999 of $36.0 million or 19 cents per share, as compared with a Niagara Mohawk loss of $150.6 million or $1.04 per share for the second quarter of 1998. Second quarter 1999 results reflect the impact from Niagara Mohawk's MRA and POWERCHOICE, which have resulted in lower aggregate fuel and purchased electricity costs, partly offset by increased interest costs, resulting in improved earnings by $38.3 million or 20 cents per share. However, the amortization of the MRA regulatory asset had a non-cash earnings impact of $62.8 million or 34 cents per share. Second quarter 1999 results were also impacted by Niagara Mohawk's early redemption of First Mortgage Bonds, which reduced earnings by $10.8 million or 6 cents per share and is reflected as an extraordinary item. Second quarter 1998 results were negatively impacted by a non-cash write-off of $263.2 million, or $1.18 per share, associated with the portion of the MRA disallowed in rates by the PSC.

Niagara Mohawk:
---------------

Niagara Mohawk also incurred a loss during the second quarter of 1999. This loss as compared to the same period in 1998 is explained above in the discussion of Holdings' loss for the same period.

REVENUES
--------

REGULATED ELECTRIC REVENUES decreased $35.4 million or 4.5% from the second quarter of 1998. The decrease is primarily due to the lower residential and commercial rates as a result of POWERCHOICE. Sales to other electric systems were also lower in the second quarter of 1999 primarily due to lower sales to one utility. These decreases were partially offset by an increase in miscellaneous revenues during the second quarter of 1999 primarily due to the change in unbilled revenues. In accordance with POWERCHOICE, Niagara Mohawk recognizes changes in unbilled revenues in its results of operations, whereas, in the second quarter of 1998, the effects of the changes in accrued unbilled revenues were deferred. There were no significant unanticipated sales variances during the quarter.

UNREGULATED ELECTRIC REVENUES increased $13.4 million or 53.1% from the second quarter of 1998 primarily as a result of Niagara Mohawk Energy, Inc.'s ("Niagara Mohawk Energy") increased retail activity.

REGULATED GAS REVENUES decreased $5.0 million or 4.0% in the second quarter of 1999 from the comparable period in 1998, primarily as a result of a decrease in sales due to warmer weather.

UNREGULATED GAS REVENUES decreased $3.2 million or 38.0% in the second quarter of 1999 from the comparable period in 1998, primarily as a result of Niagara Mohawk Energy having reduced trading activity.

OPERATING EXPENSES
-------------------

Niagara Mohawk's ELECTRICITY PURCHASED decreased $118.9 million or 39.3% in the second quarter of 1999, primarily as a result of decreased payments to IPPs.
The decrease in IPP purchases is primarily the result of the MRA agreement, which resulted in the termination of 18 PPAs for 1,092 MW, restatement of 8 PPAs for 535 MW and the amendment of one PPA for 42 MW. The decrease is offset in part, by purchases under TPAs from Niagara Mohawk's previously owned coal plants.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION decreased $4.2 million or 8.2% as compared to the second quarter in 1998, primarily as a result of the sale of its two coal-fired generation plants and the outages at Unit 1 and Unit 2. In accordance with POWERCHOICE, the electric fuel adjustment clause was discontinued effective September 1, 1998.

The remainder of Niagara Mohawk's load requirements for the second quarter of 1999 were met through purchases from other utilities.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $0.7 million or 1.9% in the second quarter of 1999, primarily due to higher sales.

Niagara Mohawk's GAS PURCHASED expense decreased $9.7 million in the second quarter of 1999. This was a result of a $5.0 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 4.1% decrease in the average cost per Dth purchased ($3.1 million) and a $1.6 million decrease in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, decreased to $4.26 in 1999 from $4.44 in 1998.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as a decrease of $3.1 million in the second quarter of 1999 primarily as a result of lower unregulated sales.

OTHER TAXES for both Holdings and Niagara Mohawk have decreased as compared to the second quarter of 1998 primarily as a result of a reduction in the New York Sate GRT tax rate beginning in October 1998, as well as a reduction in property taxes in connection with the sale of Niagara Mohawk's coal-fired generation plants.

In approving POWERCHOICE, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying the Company's POWERCHOICE filing be deferred for future disposition. Holdings and Niagara Mohawk's OTHER INCOME decreased primarily due to the recording of a regulatory liability relating to the MRA debt interest rate savings liability.

Holdings and Niagara Mohawk's INTEREST CHARGES increased mainly due to the debt incurred as part of the MRA.

The increase in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES of approximately $72 million is due to higher second quarter book taxable income. Included within the second quarter 1999 results is approximately $8.5 million of previously deferred investment tax credits associated with the coal-fired generation plants which were sold. Niagara Mohawk believes this accounting to be consistent with applicable tax laws.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------

Holdings:
---------

Earnings for the first six months of 1999 were $14.8 million or 8 cents per share, as compared with a Niagara Mohawk loss of $139.4 million or 96 cents per share for the first six months of 1998. Earnings for the first six months of 1999 reflect the impact from Niagara Mohawk's MRA and POWERCHOICE, which have resulted in lower aggregate fuel and purchased electricity costs, partly offset by increased interest costs, resulting in improved earnings by $96.1 million or 51 cents per share. However, the amortization of the MRA regulatory asset had a non-cash earnings impact of $125.6 million or 67 cents per share. Earnings for the first six months of 1999 were also impacted by Niagara Mohawk's early redemption of First Mortgage Bonds, which reduced earnings by $10.8 million or 6 cents per share and is reflected as an extraordinary item. Earnings for the first six months of 1998 reflect the incremental costs of the 1998 ice storm, which reduced earnings by $40.9 million or 28 cents per share and a non-cash write-off of $263.2 million, or $1.18 per share associated with the portion of the MRA disallowed in rates by the PSC.

Niagara Mohawk:
---------------

Niagara Mohawk reported earnings of $14.1 million for the first six months of 1999. The variations in earnings as compared to the same period in 1998 are noted above in the discussion of Holdings' earnings for the same period.

REVENUES AND SALES
------------------

                            SIX MONTHS ENDED JUNE 30,


                                 ELECTRIC REVENUE (THOUSANDS)         SALES (GWH)
                           -----------------------------------  -----------------------
                                                           %                       %
                                 1999          1998     Change    1999    1998   Change
                           ------------- -------------  ------  ------- -------  ------
REGULATED:
   Residential. . . . . .  $    647,277  $    612,754     5.6    5,288   4,929     7.3
   Commercial . . . . . .       587,900       600,977    (2.2)   5,882   5,658     4.0
   Industrial . . . . . .       226,676       246,918    (8.2)   3,279   3,467    (5.4)
   Industrial - Special .        32,618        31,501     3.5    2,242   2,290    (2.1)
   Other. . . . . . . . .        21,960        27,500   (20.1)      87     119   (26.9)
                           ------------- -------------  ------  ------- -------  ------

Regulated Total to
    Ultimate Consumers. .     1,516,431     1,519,650    (0.2)  16,778  16,463     1.9
   Other Electric Systems        22,872        61,261   (62.7)     922   2,419   (61.9)
   Distribution of Energy        28,733        13,895   106.8        -       -
   Miscellaneous. . . . .        29,596        51,645   (42.7)       -       -
                           ------------- -------------  ------  ------- -------  ------

Total Regulated . . . . .     1,597,632     1,646,451    (3.0)  17,700  18,882    (6.3)

UNREGULATED:
   Wholesale & Retail . .        53,555        75,579   (29.1)   1,832   2,914   (37.1)
                           ------------- -------------  ------  ------- -------  ------


TOTAL . . . . . . . . . .  $  1,651,187  $  1,722,030    (4.1)  19,532  21,796   (10.4)
                           ============= =============  ======  ======= =======  ======


REGULATED ELECTRIC REVENUES decreased $48.8 million or 3.0% from the first six months of 1998. The new CSS system has converted all customers previously billed on a bi-monthly basis to a monthly basis, which has resulted in an increase in billed revenue, with corresponding decreases in accrued unbilled revenues. In accordance with POWERCHOICE, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations, whereas, in the first six months of 1998, the effects of the changes in accrued unbilled revenues were deferred. As a result, miscellaneous revenues, which include the unbilled revenues, have decreased by approximately $22.0 million. Commercial and industrial revenues have decreased in the first six months of 1999 as compared to 1998 due to lower POWERCHOICE rates and commercial and industrial customers switching energy providers as a result of open access.
When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected in the table above as "Distribution of Energy." In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in "Other Electric Systems." Therefore, overall electric revenues were not materially impacted by open access. Sales to other electric systems were also lower in the first six months of 1999 primarily due to reduced sales to one utility. There were no significant unanticipated sales variances during the first six months of 1999.

UNREGULATED ELECTRIC REVENUES decreased $22.0 million or 29.1% from the first six months of 1998 primarily as a result of Niagara Mohawk Energy having reduced trading activities.

                             SIX MONTHS ENDED JUNE 30,


                                 GAS REVENUE (THOUSANDS)     SALES (THOUSANDS OF DTH)
                          -------------------------------   -------------------------
                                                      %                         %
                              1999         1998    Change    1999     1998    Change
                          ----------- -----------  ------  -------- --------  ------
REGULATED:
   Residential . . . . .  $  253,095  $  248,222     2.0    37,786   33,790    11.8
   Commercial. . . . . .      73,240      77,622    (5.6)   12,135   12,147    (0.1)
   Industrial. . . . . .       1,544       2,377   (35.0)      316      497   (36.4)
                          ----------- -----------  ------  -------- -------- -------

Regulated Total to
    Ultimate Consumers .     327,879     328,221    (0.1)   50,237   46,434     8.2
   Transportation of
      Customer-Owned Gas      30,318      29,658     2.2    68,632   73,566    (6.7)
   Spot Market Sales . .       1,373       2,732   (49.7)      698    1,390   (49.8)
   Miscellaneous . . . .       9,280       2,248   312.8         6       10   (40.0)
                          ----------- -----------  ------  -------- --------  ------

Total Regulated. . . . .     368,850     362,859     1.7   119,573  121,400    (1.5)

UNREGULATED:
   Wholesale & Retail. .      13,361      23,355   (42.8)    4,826    8,888   (45.7)
                          ----------- -----------  ------  -------- --------  ------


TOTAL. . . . . . . . . .  $  382,211  $  386,214    (1.0)  124,399  130,288    (4.5)
                          =========== ===========  ======  ======== ========  ======


REGULATED GAS REVENUES increased $6.0 million or 1.7% in the first six months of 1999 from the comparable period in 1998, primarily as a result of an increase in sales to residential customers, resulting from colder weather during first quarter of 1999. Although residential sales increased, the cost of gas supplied decreased. Since the cost of gas delivered is a pass-through to customers, gas revenues will fluctuate as gas commodity costs fluctuate. Revenues and sales also increased as a result of beginning to bill customers on a monthly basis rather than a bi-monthly basis. Most customers that were billed on a bi-monthly basis were residential. Pursuant to the gas settlement changes in accrued unbilled gas revenues are deferred. Miscellaneous gas revenues increased due to revenue earned from revenue sharing mechanisms allowed in Niagara Mohawk's gas rates as a result of lowering the cost of gas purchases. See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - Multi-Year Gas Rate Settlement Agreement," for an explanation of Niagara Mohawk's rate agreement and revenue sharing mechanisms.

UNREGULATED GAS REVENUES decreased $10.0 million or 42.8% in the first six months of 1999 from the comparable period in 1998, primarily as a result of Niagara Mohawk Energy having reduced trading activity.

OPERATING EXPENSES
------------------

                            SIX MONTHS ENDED JUNE 30,
                              (NIAGARA MOHAWK ONLY)


                                                        GWH                 COST (MILLIONS)         CENTS/KWH
                                         ----------------------------    ------------------------  ------------
                                           1999       1998     % Chg      1999      1998   % Chg    1999  1998
                                          -------   -------   -------    -------  ------- -------   ----  ----
REGULATED FUEL FOR ELECTRIC GENERATION:
   Coal . . . . . . . . . . . . . . . .    2,989     3,768     (20.7)    $ 44.5   $ 56.7   (21.5)   1.5   1.5
   Oil. . . . . . . . . . . . . . . . .    1,089       581      87.4       31.6     21.4    47.7    2.9   3.7
   Natural Gas. . . . . . . . . . . . .      268       221      21.3        8.3      6.5    27.7    3.1   2.9
   Nuclear. . . . . . . . . . . . . . .    3,470     3,433       1.1       16.7     16.1     3.7    0.5   0.5
   Hydro. . . . . . . . . . . . . . . .    1,303     1,627     (19.9)         -        -       -      -     -
                                          -------   -------   -------    -------  ------- -------   ----  ----
Sub-total electric generation         .    9,119     9,630      (5.3)     101.1    100.7     0.4    1.1   1.0
   Deferral . . . . . . . . . . . . . .                                     3.0     (2.3) (230.4)
                                          -------   -------   -------    -------  ------- -------   ----  ----

Total electric generation . . .            9,119     9,630      (5.3)     104.1     98.4     5.8    1.1   1.0
                                          -------   -------   -------    -------  ------- -------   ----  ----

ELECTRICITY PURCHASED:
   REGULATED:
      IPPs:
         Capacity . . . . . . . . . . .                                  $  7.3   $123.0   (94.1)
         Energy and taxes . . . . . . .    3,862     6,397     (39.6)     238.4    452.9   (47.4)   6.2   7.1
                                          -------   -------   -------    -------  ------- -------   ----  ----
            Total IPP purchases . . . .    3,862     6,397     (39.6)     245.7    575.9   (57.3)   6.4   9.0
      Other purchases . . . . . . . . .    5,481     4,262      28.6       98.1     56.7    73.0    1.8   1.3
                                          -------   -------   -------    -------  ------- -------   ----  ----
         Sub-total regulated purchases.    9,343    10,659     (12.3)     343.8    632.6   (45.7)   3.7   5.9
                                          -------   -------   -------    -------  ------- -------   ----  ----
      Deferral. . . . . . . . . . . . .                                     0.5     (6.0) (108.3)
                                          -------   -------   -------    -------  ------- -------   ----  ----
        Total regulated purchases . . .    9,343    10,659     (12.3)     344.3    626.6   (45.1)   3.7   5.9
                                          -------   -------   -------    -------  ------- -------   ----  ----

                  Total . . . . . . . .   18,462    20,289      (9.0)    $448.4   $725.0   (38.2)   2.4   3.6
                                          =======   =======   =======    =======  ======= =======   ====  ====


Niagara Mohawk's ELECTRICITY PURCHASED decreased $282.3 million or 45.1% in the first six months of 1999, primarily as a result of decreased payments to IPPs. The decrease in IPP purchases is primarily the result of the MRA agreement, which resulted in the termination of 18 PPAs for 1,092 MW, restatement of eight PPAs for 535 MW and the amendment of one PPA for 42 MW. Niagara Mohawk has also had an increase in electricity purchases from other utilities to meet remaining load requirements. These costs will be further reduced as Niagara Mohawk negotiates settlements with other IPPs during 1999. However, purchased power costs will increase in the future as Niagara Mohawk's generation asset sales are completed.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION increased $5.7 million as compared to the first six months in 1998 primarily due to a fuel cost adjustment. In accordance with POWERCHOICE, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs. Fuel costs for electric generation should decrease in future months as Niagara Mohawk completes the sales of its generation assets.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as a decrease in unregulated supply costs of $35.6 million or 41.2% in the first six months of 1999, primarily due to lower sales.

Niagara Mohawk's GAS PURCHASED expense decreased $17.9 million in the first six months of 1999. This was a result of a $14.3 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 11.2 % decrease in the average cost per Dth purchased ($18.0 million), and a $1.4 million decrease in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. These decreases were offset by a 4.6 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($15.8). Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, decreased to $3.08 in 1999 from $3.47 in 1998.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as a decrease of $10.4 million in the first six months of 1999 primarily as a result of lower unregulated sales.

OTHER OPERATION AND MAINTENANCE EXPENSES for the first six months of 1999 of both Holdings and Niagara Mohawk have decreased primarily as a result of the 1998 ice storm charges incurred during the first quarter of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE for both Holdings and Niagara Mohawk have increased for the first six months of 1999 as a result of placing in service several computer system projects with depreciable lives that are significantly shorter than typical transmission and distribution assets.

OTHER TAXES for both Holdings and Niagara Mohawk have decreased as compared to the first six months of 1998 primarily as a result of a reduction in the New York State GRT tax rate beginning in October 1998, as well as a reduction in property taxes in connection with the sale of Niagara Mohawk's coal-fired generation plants.

In approving POWERCHOICE, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying the Company's POWERCHOICE filing be deferred for future disposition. Holdings and Niagara Mohawk's OTHER INCOME decreased primarily due to the recording of a regulatory liability relating to the MRA debt interest rate savings liability.

Holdings and Niagara Mohawk's INTEREST CHARGES increased mainly due to the debt incurred as part of the MRA.

The increase in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES of approximately $80 million is due to higher book taxable income in the first six months of 1999 as compared to 1998. Included in the earnings for the first six months of 1999 is approximately $8.5 million of previously deferred investment tax credits associated with the coal-fired generation plants which were sold. Niagara Mohawk believes this accounting is consistent with applicable tax laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During June 1999, Niagara Mohawk completed the sale of its Huntley and Dunkirk coal-fired generation plants. As part of the sales agreement, Niagara Mohawk entered into two TPAs with NRG, which convert to financial swaps. As of June 30, 1999, Niagara Mohawk has recorded an $82.6 million swap contract liability for the present value difference between the contract energy prices and projected market prices and has recorded a corresponding swap contract regulatory asset. The discount rate used was 8.7%. The amount of the recorded liability and regulatory asset is sensitive to changes in discount rate and anticipated future market prices. However, these changes will not impact the future cash flow of Niagara Mohawk when considering the all-in price of the notional quantities of energy. See Item 1. Financial Statements, Note 3. Rate and Regulatory Issues and Contingencies for a discussion regarding the terms of these TPAs.

There were no material changes in Holdings market risk or market risk strategies during the six months ended June 30, 1999. For a detailed discussion of market risk, see Niagara Mohawk's Form 10-K for fiscal period ended December 31, 1998, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

Inter-Power Litigation
----------------------

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

In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to Niagara Mohawk's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. In January 1998, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the sole remaining claim in this lawsuit and dismissed this lawsuit in its entirety. In January 1998, Inter-Power filed a notice of appeal and perfected the appeal in October 1998. The appeal was argued before the Appellate Division, Third Department, on January 15, 1999. On March 18, 1999, the Appellate Division, Third Department affirmed the dismissal of the last remaining cause of action. On April 30, 1999, Inter-Power filed with the Court of Appeals a motion seeking leave of court to file an appeal in this matter and on May 10, 1999, Niagara Mohawk filed its response. On July 1, 1999, the Court of Appeals denied Inter-Power's motion. Niagara Mohawk is unable to predict the timing and outcome of this matter.

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

NorCon subsequently dropped out of the MRA, and arguments were held on October 22, 1998 in the New York Court of Appeals at the request of Niagara Mohawk. On December 1, 1998, the New York Court of Appeals ruled in favor of Niagara Mohawk's right to demand adequate assurance of future performance on an electric contract. Resolution of the remaining issues will be determined in the U.S. District Court for the Southern District of New York. A motion for summary judgment by NorCon was argued on May 21, 1999 in the U.S. District Court. The motion was denied and the trial began on June 22, 1999 in the Federal District Court in New York City. Testimony was completed on July 1, 1999 and post trial briefs were due on August 9, 1999, with arguments scheduled for October 14, 1999 in the U.S. District Court for the Southern District of New York. Niagara Mohawk is unable to predict the timing and outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Holdings' annual meeting on May 18, 1999,

(1)  The Election of Directors was as follows:

                                                    Shares Withheld
                              Shares Voted For          Authority
                              ----------------      ---------------

     William F. Allyn           150,213,159            5,479,840
     William E. Davis           149,420,314            6,272,685
     William J. Donlon          148,895,021            6,797,978
     Anthony H. Gioia           149,970,315            5,722,684
     Dr. Patti McGill Peterson  150,119,964            5,573,035

(2) A shareholder proposal relating to Holdings' endorsement of the Coalition for Environmentally Responsible Economies Principles as part of its commitment to be publicly accountable for its environmental impact was rejected by a vote of 11,085,381 for, 119,274,705 against, 6,138,014 abstentions, and 19,194,899 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 10-1 - Amendment to the Deferred Compensation Agreement.

     Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 1999 and 1998.

     Exhibit 12a - Statement Showing Computations of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 1999 for Niagara Mohawk Holdings, Inc.

     Exhibit 12b - Statement Showing Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1999 for Niagara Mohawk Power Corporation.

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

(b)  Reports on Form 8-K:

     NIAGARA MOHAWK HOLDINGS, INC.
     -----------------------------

     Form 8-K Reporting Date - June 25, 1999
     Items Reported:

     (1) Item 5. Other Events.
         (a) On June 24, 1999, registrant issued a press release regarding an agreement to sell Niagara Mohawk's ownership of Unit 1 and Unit 2 nuclear plants.
         (b) On June 24, 1999, registrant issued a press release regarding the automatic shutdown of Niagara Mohawk's Unit 2 due to a malfunction in a device that controls water levels in the plant.
         (c) On June 11, 1999, registrant issued a press release regarding the closing on the sale of Niagara Mohawk's Huntley and Dunkirk coal-fired electric generating stations.
         (d) On June 14, 1999, registrant issued a press release regarding Niagara Mohawk's early redemption of $150 million 9.5% series of first mortgage bonds due March 1, 2021.

     (2) Item 7. Financial Statements and Exhibits.
            Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - August 2, 1999
     Items Reported:

     (1) Item 5. Other Events.

         (a) Registrant filed press release regarding 1999-second quarter earnings.
         (b) On July 29, registrant issued press release regarding a program to repurchase common stock and redeem $520 million debt.
         (c) On August 2, 1999, registrant issued press release regarding the closing on the sale of Niagara Mohawk's hydro generation assets.

     (2) Item 7. Financial Statements and Exhibits.
             Exhibits required to be filed by Item 601 of Regulation S-K.

     NIAGARA MOHAWK POWER CORPORATION
     --------------------------------

     Form 8-K Reporting Date - June 25, 1999
     Items Reported:

     (1) Item 5. Other Events.
         (a) On June 24, 1999, the registrant issued a press release regarding an agreement to sell its ownership of Unit 1 and Unit 2 nuclear plants.
         (b) On June 24, 1999, the registrant issued a press release regarding the automatic shutdown of Unit 2 due to a malfunction in a device that controls water levels in the plant.
         (c) On June 11, 1999, the registrant issued a press release regarding the closing on the sale of its Huntley and Dunkirk coal-fired electric generating stations.
         (d) On June 14, 1999, the registrant issued a press release regarding the early redemption of $150 million 9.5% series of first mortgage bonds due March 1, 2021.

     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - August 2, 1999
     Items Reported:

     (1) Item 5. Other Events.
         (a) Registrant filed press release regarding 1999-second quarter earnings of Holdings.
         (b) On July 29, 1999, registrant filed press release regarding a program to repurchase Holdings' common stock and redeem $520 million debt.
         (c) On August 2, 1999, registrant issued press release regarding the closing on the sale of its hydro generation assets.

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

                                           NIAGARA MOHAWK HOLDINGS, INC.
                                                    (Registrant)



Date:  August 13, 1999                  By /s/Steven W. Tasker
                                           -----------------------------
                                           Steven W. Tasker
                                           Vice President-Controller and
                                           Principal Accounting Officer



                                           NIAGARA MOHAWK POWER CORPORATION
                                                    (Registrant)

Date:  August 13, 1999                  By /s/Steven W. Tasker
                                           -----------------------------
                                           Steven W. Tasker
                                           Vice President-Controller and
                                           Principal Accounting Officer

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

10-1       Amendment to the Deferred Compensation Agreement

11         NIAGARA MOHAWK HOLDINGS, INC.
           Computation of the Average Number of Shares of Common Stock Outstanding for the Three
           Months and Six Months Ended June 30, 1999 and 1998.

12a        NIAGARA MOHAWK HOLDINGS, INC.
           Statement Showing Computations of Ratio of
           Earnings to Fixed Charges for the Twelve Months Ended
           June 30, 1999.

12b        NIAGARA MOHAWK POWER CORPORATION
           Statement Showing Computations of Ratio of
           Earnings to Fixed Charges and Ratio of
           Earnings to Fixed Charges and Preferred Stock
           Dividends for the Twelve Months Ended
           June 30, 1999.

15         Accountants' Acknowledgement Letter.

27a        NIAGARA MOHAWK HOLDINGS, INC.
           Financial Data Schedule.

27b        NIAGARA MOHAWK POWER CORPORATION
           Financial Data Schedule.

				EXHIBIT 10-1


NIAGARA MOHAWK HOLDINGS, INC.
DEFERRED COMPENSATION PLAN


As Established Effective January 1, 1994





















                                                   Revised:    October 23, 1997
                                                     	         December 10, 1998
	                                                              June 15, 1999


NIAGARA MOHAWK HOLDINGS, INC.
DEFERRED COMPENSATION PLAN



1.	PURPOSE

	The purpose of the Niagara Mohawk Holdings, Inc. Deferred Compensation Plan is to provide a select group of management or highly compensated employees of the Company and its subsidiaries with the opportunity to defer the current receipt of cash compensation otherwise due them. The
Plan is intended to constitute a "top hat" plan within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement
Income Security Act of 1974, as amended.


2.	DEFINITIONS

	"Administrator" means the Board or its designee, the Compensation and Succession Committee of the Board, which shall be responsible for the administration of this Plan.

	"Board" means the Board of Directors of the Company.

	"Company" means Niagara Mohawk Holdings, Inc., its successors and assigns.

	"Change in Control" shall have the meaning set forth in Appendix A hereto.

		"Constructive Termination" means the Participant's deemed termination of employment with the Company by reason of any of the following events which occurs within 24 full calendar months after a Change in Control:

		(i)	the Company assigns any duties to the Participant which are
materially inconsistent with the Participant's position, duties, offices, responsibilities, or reporting requirements immediately prior to a Change in Control; or

		(ii)	the Company reduces the Participant's Salary, including
deferrals, as in effect immediately prior to a Change in Control; or

		(iii)	the Company discontinues any bonus or other compensation plan
or any 	other benefit, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in
Control) and in lieu thereof does not make available plans providing at least comparable benefits; or

		(iv)	the Company takes action which adversely affects the
Participant's participation in, or eligibility for, or materially reduces the Participant's benefits under, any of the plans described in
(iii) above, or deprives the Participant of any material fringe benefit enjoyed by the Participant immediately prior to the Change in Control, or fails to provide the Participant with the number of paid vacation days to which the Participant was entitled in accordance with normal vacation policy immediately prior to the Change in Control; or

		(v)	the Company requires the Participant to be based at any office or location other than one within a 50-mile radius of the office or location at which the Participant was based immediately prior to the
Change in Control; or

		(vi)	the Company purports to terminate the Participant's employment otherwise than as expressly permitted by his or her employment agreement, if any; or

		(vii)	the Company fails to comply with and satisfy Section 12.2 of the Plan.

	"Deferral Account" means the Participant's individual account established on his or her behalf pursuant to the Plan.

	"Eligible Employee" means a highly paid Employee or a management Employee who has been selected by the Administrator as eligible to participate in the Plan.

	"Employee" means an employee of the Company or its subsidiaries.

	"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

	"Incentive Award" means an award, if any, provided to an Eligible Employee under the Company's Annual Officer Incentive Compensation Plan, Stock
Incentive Plan, or Long-Term Incentive Plan, excluding any awards of Stock Appreciation Rights under such Plans.

	"Participant" means an Eligible Employee who has elected under the terms and conditions of the Plan to defer payment of a portion of Salary or all or a portion of an Incentive Award, or both, which would have otherwise been paid to such Employee for services rendered to the Company or its subsidiaries.

	"Payment Date" means the date as of which payments are due to commence under the Plan.

	"Plan" means the Niagara Mohawk Holdings, Inc. Deferred Compensation Plan (including any Appendices), as set forth herein and as amended from time to time.

	"Plan Year" means the calendar year.

	"Salary" means the annualized rate of an Employee's normal base cash compensation, prior to any deferrals and exclusive of overtime, bonuses, special or incentive pay or any fringe benefits determined as of December
31 of each year prior to the beginning of the next Plan Year.

	"Total Disability" means the Participant's physical or mental inability to perform substantially the Participant's duties of employment with the Company or its subsidiaries for a period exceeding 12 consecutive months, as determined by a licensed physician selected by the Administrator.


3.	DEFERRAL ELIGIBILITY AND PARTICIPATION

	3.1 An Eligible Employee shall be eligible to participate in the Plan as of the first day of the Plan Year after completion and submission to the Administrator of an election form, pursuant to Section 4 of the Plan.

	3.2 No later than the November 1 preceding a Plan Year, the Administrator shall notify each Eligible Employee of eligibility to participate in the Plan for that Plan Year.


4.	ELECTION TO DEFER

	4.1 By November 30 prior to the beginning of a Plan Year, an Eligible Employee may elect, irrevocably, by written notice to the Administrator on an election form, to defer payment of a percentage of Salary or an Incentive Award,or both, otherwise payable during such Plan Year. The deferral percentage applicable to Salary shall be in 5% increments, not to exceed 25% of Salary. The deferral percentage applicable to an Incentive Award shall be in 10% increments, not to exceed 100% of an Award.

	4.2 Notwithstanding any provisions in the Plan to the contrary, an Employee or other individual who becomes an Eligible Employee during a Plan Year may elect, in the manner described in Section 4.1 of the Plan, to defer a percentage of Salary otherwise payable during the remainder of the Plan Year or an Incentive Award, or both, provided such election is made, irrevocably, within thirty (30) days after being notified that such individual is an Eligible Employee.

	4.3 Salary deferred under the Plan will be ratably deducted in each pay period in the Plan Year. An expressed percentage shall apply to any Salary changes during the Plan Year.

	4.4 The Deferral Period shall be, irrevocably, a period beginning as of the first day of the Plan Year to which the deferral election applies and ending on the earliest of:

		(a)	the date the Participant retires at early or normal retirement age under the tax-qualified defined benefit pension plan maintained by the
Company, in which the Participant participates, or

		(b)	the date the Participant terminates employment with the Company for any other reason, including death or Total Disability; or

			(c)	the date the Participant's employment with the Company is deemed
	terminated by reason of Constructive Termination.

		4.5   Although an election to defer under the Plan is irrevocable, the
Administrator may authorize a Participant to reduce or waive such election for the remainder of the Plan Year upon a finding that the Participant has suffered a financial hardship, within the meaning of Section 7.2 of the Plan.

		4.6   The company shall deduct from any deferred Salary and Incentive
Award, any FICA, FUTA or Medicare taxes required to be withheld.


5.		DEFERRAL ACCOUNT

	5.1 As of the last day of each month, the Company shall credit to a Participant's Deferral Account the amount deferred for that month in accordance with the Participant's deferral election pursuant to Section 4.1 of the Plan reduced by the applicable withholding for FICA taxes.

	5.2 The Company shall credit earnings to each Participant's Deferral Account until the entire Deferral Account has been distributed. For any calendar year, the rate of credited earnings shall be the equivalent of the rate of return on the investment fund or funds selected by the Participant.

A Participant may select from the investment funds designated from time to time by the Administrator, and shall elect, in 1% increments, the portion of his or her Deferral Account considered invested in such fund or funds for the purpose of credited earnings. Earnings shall be credited to a Participant's Deferral Account as of the last day of each month. A Participant may change his or her investment fund selection monthly; any such investment fund change shall be effective as of the first day of the month following such deferral election. Notwithstanding the foregoing provisions of this Section 5.2, neither the Company nor the Administrator, nor any agent thereof, shall be under any obligation whatsoever to have any assets or other funds actually invested on behalf of the Participant in the investment fund or funds selected by the Participant for the purpose of credited earnings.

	5.3	(a)	Funds held for a Participant shall be held as a general asset of the Company subject to the Company's general creditors.  No Participant or beneficiary shall have any security interest whatsoever in any assets of the
Company.   To the extent that any person acquires a right to receive payments under the Plan, such right shall not be secured or represented by any assets of the Company.

		(b)	Participants have the status of general unsecured creditors of the Company with respect to their Deferral Accounts, and the Plan constitutes a mere promise by the Company to make payments of deferred Salary or Incentive
Award(s) in the future.  It is the intention of the Participants and the
Company that the Plan be unfunded for tax purposes and for purposes of Title I of ERISA.

	5.4	Each Participant's Deferral Account shall be maintained on the books of the Company until full payment has been made to the Participant or beneficiary.  The Company may, but shall not be required to, set funds aside for the Deferral Account.  Any funds that are so set aside shall be subject to claims of the Company's general creditors, as provided in the document governing the funds.

	5.5	Upon the request of a Participant, but no more frequently than quarterly, the Administrator shall provide a statement of any amounts credited to such Participant's Deferral Account.


6.	TIME AND MANNER OF PAYMENT

	6.1	Subject to Section 7, a Participant's Payment Date shall be the first of the month after the earliest of the following:

		(a)	the date the Participant retires at normal or early retirement age under the tax-qualified defined benefit pension plan
maintained by the Company, in which the Participant participates;
or

		(b)	the date the Participant terminates employment with the Company for any other reason, including death or Total Disability; or

		(c)	the date the Participant's employment with the Company is deemed terminated by reason of Constructive Termination.

	6.2	The value of a Participant's Deferral Account shall be determined as of the last day of the month immediately preceding the Payment Date.

	6.3	The distribution of a Participant's Deferral Account shall be in cash, in one of the following methods as the Participant selects in writing to the Administrator at the time of his or her last deferral election under
Section 4.1 of the Plan:

		(a)	a single sum paid within thirty (30) days after the Payment Date;
or

		(b)	substantially equal annual installments starting on the Payment
Date and paid over a specified period, not to exceed ten (10)
years.

		In the event the Participant shall for any reason fail to timely select a method of distribution pursuant to the foregoing provision of this
Section 6.3, such Participant's Deferral Account shall be paid in accordance with method (b) above over ten (10) years.

	6.4	The Company may withhold from any payment under the Plan any taxes or
other amounts as required by law.   Any taxes imposed on Plan benefits shall be
the sole responsibility of the Participant or beneficiary.


7.	WITHDRAWALS

	7.1	A Participant or surviving spouse may withdraw amounts before those amounts would otherwise have been paid because of financial hardship, as determined by the Administrator.  The withdrawal shall be limited to the amount reasonably necessary to meet the financial hardship.

	7.2	"Financial hardship" means a severe financial hardship resulting from a sudden and unexpected illness or accident of the Participant or a dependent
(as defined in Code Section 152(a)) of the Participant, loss of the
Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant.  The circumstances that will constitute a financial hardship will depend upon the facts of each case, but, in any case, payment may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise, (ii) by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or (iii) by cessation of the
Participant's election to defer under the Plan.

	7.3	The Administrator shall establish guidelines and procedures for implementing withdrawals. An application shall be in writing, signed by the Participant or surviving spouse and include a statement of facts causing the financial hardship and any other facts required by the Administrator.

	7.4	The withdrawal date shall be determined by the Administrator.  The
Administrator may require a minimum advance notice and may limit the amount, time and frequency of withdrawals.


8.	DEATH OR DISABILITY

	8.1	Upon death of a Participant, the value of the Deferral Account shall be paid within thirty (30) days after receipt of satisfactory proof of death, in the following order of priority:

		(a)	to the beneficiary designated by the Participant in writing to the Administrator; or if none

		(b)	to the Participant's surviving spouse; or if none

		(c)	to the Participant's descendants, per stirpes; or if none

		(d)	to the Participant's estate.

	8.2	All beneficiary designations shall be in writing and signed by the
Participant, and shall be effective only if and when delivered to the Administrator during the lifetime of the Participant. A Participant may, during his or her lifetime, change the beneficiary or beneficiaries by a
signed, written instrument delivered to the Administrator.   The payment of
amounts shall be in accordance with the last unrevoked written designation of the beneficiary that has been signed and so delivered.

	8.3	If the recipient is the surviving spouse and the Participant had selected an installment payout, distribution of the Deferral Account balance will be by installments in accordance with the election, subject to Section 7. In all other cases, distribution will be by a single sum payment.

	8.4	A Participant who terminates employment by reason of Total Disability shall be entitled to payment of his or her Deferral Account in accordance with
Section 6.3.


9.	PLAN TERMINATION AND AMENDMENT
	9.1	The Board may terminate or suspend the Plan at any time for any reason, without prior notice to any Participant or beneficiary.  On termination or suspension of the Plan the following shall apply:
		(a)	amounts deferred through the last month before the effective date of termination or suspension shall remain deferred and shall be credited to the Participants' Deferral Accounts in accordance with the Plan.
		(b)	deferral elections shall terminate as of the effective date of the Plan termination or suspension, and no further deferrals shall be allowed.
		(c)	amounts credited to a Deferral Account shall remain to the credit of the Account.  In the event of Plan termination, the Account shall continue to be credited with earnings, in accordance with
Section 5.2 of the Plan, until the effective date of Plan
termination, and any amounts credited to the Account shall be paid out in a single sum payment as soon as practicable after
Plan termination.  In the event of Plan suspension, the Account shall continue to be credited with earnings, in accordance with
Section 5.2 of the Plan, and shall be paid out in accordance with the provisions of the Plan.
	9.2	The Board may amend this Plan; an amendment may be retroactive within a Plan Year except that the right of Participants to defer Salary and Incentive
Awards may not be reduced for the portion of the Plan Year through the month in which the amendment was adopted  and no amendment may reduce a Participant's
Deferral Account balance as of the effective date of such amendment.
		If the Internal Revenue Service determines that any amount deferred under this Plan will be subject to current income taxation, all amounts to which the determination is applicable will be paid to the Participants within thirty (30) days of such determination.

10.	ADMINISTRATION
	10.1	The Plan shall be administered by the Administrator.  The
Administrator, in its sole discretion, shall interpret the Plan, determine eligibility, see that the records are maintained, and assume responsibility for ensuring that the Plan is operated in accordance with its purpose.  The
Administrator may delegate any of its responsibilities to such person or persons or committees, and may appoint such agents, as it shall deem necessary or advisable.
	10.2	The Company shall be solely responsible for providing Plan benefits, and the Administrator, any officer, employee or agent of the Company shall not be liable for such benefits.
The Administrator, its delegate, any officer, employee or agent of the Company shall not be liable for any action or failure to act with respect to the Plan, except where such act or omission was willful, intentional, or fraudulent.  The
Company shall indemnify and hold harmless the Administrator and any officer or employee of the Company against any claims, loss, damage, expense or liability arising from any action or failure to act with respect to the Plan except where such act or omission was willful, intentional or fraudulent.
11.	CLAIMS PROCEDURE
	11.1	 Original Claim
	Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Administrator which shall respond in writing as soon as practicable, but within sixty (60) days.
	11.2	  Denial
	If the claim or request is denied, the written notice of denial shall state:
		(a)	the reasons for denial, with specific reference to the Plan
provisions on which the denial is based;
		(b)	a description of any additional material or information required and an explanation of which it is necessary; and
		(c)	an explanation of the Plan's claim review procedure.
	11.3	  Request for Review
	Any person whose claim or request is denied or who has not received a response within sixty (60) days may request review by notice given in writing to the Administrator.  The claim or request shall be reviewed by the
Administrator or a designated committee of the Administrator which may, but shall not be required to, have the claimant appear before it.  On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing.  The Administrator shall be the named fiduciary for the review of denied claims under ERISA.
	11.4	  Final Decision
	The decision of review shall normally be made within ninety (90) days.  If an extension is required for a hearing or other special circumstances, the claimant shall be so notified and the time limit shall be one hundred twenty
(120) days.  The decision shall be in writing and shall state the reasons and the relevant Plan provisions.  All decisions on review shall be final and bind all parties concerned.
12.	MISCELLANEOUS PROVISIONS
	12.1	  The rights of a Participant under this Plan are personal and, prior to a Payment Date, are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or the Participant's beneficiary.  In the event the Company elects to invest any funds deferred hereunder, such funds and the earnings thereon shall remain the exclusive property of the Company.
	12.2	  If the Company merges, consolidates, or otherwise reorganizes, or its assets or business are acquired by another company, this Plan shall continue with respect to those Participants who continue in the employ of the successor company.  In such an event, however, a successor corporation may terminate or suspend the Plan as to its employees on the effective date of the succession or thereafter in accordance with Section 9 of the Plan.  In any such event, Participants will be notified promptly.
	12.3	  All Participants understand they are employees at will.  Therefore, nothing in the Plan shall interfere with or limit in any way the right of the
Company to terminate, for any reason, any Participant's employment at any time, nor confer upon a Participant any right to continue in the employ of the
Company or any subsidiary or continue as an Eligible Employee.
	12.4	  If any Plan provision, or its application to any Participant or beneficiary, is held to be invalid or illegal, neither the remainder of the
Plan nor its application to any other Participant or beneficiary shall be affected.
	12.5	  Participation in the Plan shall not reduce any Company welfare benefit based upon Salary, but neither the Salary nor Incentive Award deferred under the Plan nor any Plan benefits shall be counted as compensation for purposes of the Company's tax-qualified retirement plans.
	12.6	  If a Plan benefit is payable to a person incapable of handling the disposition of property, the Administrator or its delegate may direct payment of such benefit to the person taking care of the Participant.  Such distribution shall completely discharge the Administrator and the Company from all liability with respect to such payments.
	12.7	  The Plan, and all forms or agreements hereunder, shall be construed in accordance with and governed by the laws of the State of New York (other than the conflict of laws provisions) except to the extent that such laws may be preempted by federal  law.

			                             APPENDIX  A
	For purposes of the Plan, the term "Change in Control" shall mean:
		(1)   The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of
1934, as amended (the "Exchange Act")  (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
Act) of 20% or more of either (i) the then outstanding shares of common stock (the "Outstanding Company Common Stock") of Niagara Mohawk Holdings,
Inc. or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in
Control:   (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this
Schedule A are satisfied; or
		(2)   Individuals who, as of the date hereof, constitute the
Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule
14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or
		(3)   Approval by the shareholders of the Company of a
reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and
Outstanding Company Voting Securities immediately prior to such reorganization, merger or  consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and
Outstanding Company Voting Securities, as the case may be, (ii) no Person excluding the Company, any employee benefit plan (or related trust) of the
Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20%
or more of the Outstanding Company Common Stock or Outstanding Voting
Securities, as the case may be, of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent
Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or
		(4)   Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, or
Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than
75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and
Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding
Company Common Stock and Outstanding Company Voting Securities as the case may be,  (B) no Person excluding the Company and any employee benefit plan
(or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common
Stock or Outstanding Company Voting Securities, as the case may be, beneficially owns directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and
(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

                                   EXHIBIT 11

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
             For the Three Months and Six Months Ended June 30, 1999


                                                                                                (4)
                                                                                          Average Number of
                                                                                         Shares Outstanding
                                                                                          As Shown on the
                                                                                           Consolidated
                                         (1)             (2)                (3)            Statement of
                                       Shares of      Number of            Share               Income
                                        Common           Days              Days         (3 divided by number
                                         Stock       Outstanding          (2 x 1)        of Days in Period)
------------------------------------------------------------------------------------------------------------

                                     For the Three Months Ended June 30:
                                     -----------------------------------
APRIL 1 - JUNE 30, 1999 . . . . . .  187,364,863         91            17,050,202,533        187,364,863
                                     ===========                       ==============        ===========


April 1 - June 30, 1998 . . . . . .  144,419,351         91            13,142,160,941
Shares issued in accordance
   with the MRA Agreement -
   June 30. . . . . . . . . . . . .   42,945,512          1                42,945,512
                                     -----------                       --------------
                                     187,364,863                       13,185,106,453        144,891,280
                                     ===========                       ==============        ===========


                                     For the Six Months Ended June 30:
                                     ---------------------------------

MARCH 18 - JUNE 30, 1999. . . . . .  187,364,863        105            19,673,310,615        187,364,863
                                     ===========                       ==============        ===========


January 1 - June 30, 1998 . . . . .  144,419,351        181            26,139,902,531
Shares issued in accordance
   with the MRA Agreement -
   June 30. . . . . . . . . . . . .   42,945,512          1                42,945,512
                                     -----------                       --------------
                                     187,364,863                       26,182,848,043        144,656,619
                                     ===========                       ==============        ===========


Note 1: On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings. The number of shares of common stock outstanding for the three months and six months ended June 30, 1998 is Niagara Mohawk's.

Note 2: Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

                                   EXHIBIT 12A

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

       Statement Showing Computation of Ratio of Earnings to Fixed Charges
                    for the Twelve Months Ended June 30, 1999
                            (in thousands of dollars)


A.   Net Income (Loss) . . . . . . . . . . . . . . .  $ (3,156)

B.   Taxes Based on Income or Profits. . . . . . . .     7,589
                                                      ---------

C.   Earnings, Before Income Taxes . . . . . . . . .     4,433

D.   Fixed Charges  (a). . . . . . . . . . . . . . .   599,490
                                                      ---------

E.   Earnings Before Income Taxes and Fixed Charges.  $603,923
                                                      =========

F.   Ratio of Earnings to Fixed Charges (E / D). . .      1.01
                                                      =========

(a) Includes a portion of rentals deemed representative of the interest factor ($26,232) and earnings required to cover subsidiary preferred stock dividends ($36,209)

                                    EXHIBIT 12B

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

           Statement Showing Computation of Ratio of Earnings to Fixed
  Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                    for the Twelve Months Ended June 30, 1999
                            (in thousands of dollars)


A.   Net Income (Loss) . . . . . . . . . . . . . . .  $ 32,414

B.   Taxes Based on Income or Profits. . . . . . . .     7,483
                                                      --------

C.   Earnings, Before Income Taxes . . . . . . . . .    39,897

D.   Fixed Charges  (a). . . . . . . . . . . . . . .   563,281
                                                      --------

E.   Earnings Before Income Taxes and Fixed Charges.  $603,178
                                                      ========

                  Preferred Dividend Factor:

H.   Preferred Dividend Requirements . . . . . . . .  $ 36,209

I.   Ratio of Pre-tax Income to Net Income (C / A) .      1.23
                                                      --------

J.   Preferred Dividend Factor (H x I) . . . . . . .    44,537

K.   Fixed Charges as Above (D). . . . . . . . . . .   563,281
                                                      --------

L.   Fixed Charges and Preferred Dividends Combined.  $607,818
                                                      ========

M.   Ratio of Earnings to Fixed Charges (E / D). . .      1.07
                                                      ========

N.   Ratio of Earnings to Fixed Charges and
        Preferred Dividends Combined (E / L) . . . .      0.99
                                                      ========


(a) Includes a portion of rentals deemed representative of the interest factor ($26,232).

EXHIBIT 15


August 13, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated August 13, 1999 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the three-month and six-month periods ended June 30, 1999 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827, and 33-55546) and in the Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769).




Yours very truly,

PRICEWATERHOUSECOOPERS LLP