Form 10-Q
period 1999-09-30
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 1999-11-12
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 205497

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
                    (a New York corporation)
                    300 Erie Boulevard West
                    Syracuse, New York 13202
                    315-474-1511

1-2987              NIAGARA MOHAWK POWER CORPORATION      15-0265555
                    (a New York corporation)
                    300 Erie Boulevard West
                    Syracuse, New York 13202
                    315-474-1511

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ]    NO [  ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1999, were as follows:

                                                                    Shares
Registrant                                    Title               Outstanding
---------------------------------  ----------------------------   -----------

Niagara Mohawk Holdings, Inc.     Common Stock, $0.01 par value   187,284,863
Niagara Mohawk Power Corporation  Common Stock, $1.00 par value   187,364,863
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

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              FORM 10-Q - For the Quarter Ended September 30, 1999


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

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                                GLOSSARY OF TERMS

TERM         DEFINITION
----         ----------

CTC Competitive transition charges: a mechanism established in Niagara Mohawk's POWERCHOICE agreement to recover stranded costs from customers

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, and extraordinary items

FERC         Federal Energy Regulatory Commission

GAAP         Generally Accepted Accounting Principles

GRT          Gross Receipts Tax

GWh          Gigawatt-hour: one gigawatt-hour equals one billion watt-hours

IPP Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent Power Facilities, including the purchasers of Niagara Mohawk's generation assets

IPP Party    Independent Power Producers that were a party to the MRA

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA Master Restructuring Agreement - a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA          Recoverable costs to terminate, restate or amend IPP Party
regulatory   contracts, which have been deferred and are being amortized and
asset        recovered under Niagara Mohawk's POWERCHOICE agreement

MW           Megawatt: one million watts

NRC          Nuclear Regulatory Commission

NYISO        New York Independent System Operator

NYPP         New York Power Pool

POWERCHOICE  Niagara Mohawk's five-year electric rate agreement, which
agreement    incorporates the MRA, approved by the PSC in an order dated
             March 20, 1998, and which became effective September 1, 1998

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

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

Unit 2       Nine Mile Point Nuclear Station Unit No. 2

                                      PART I
                                      ------
ITEM 1.  FINANCIAL STATEMENTS

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  1999             1998             1999        1998
                                                      --------------------  ---------------     -----------  -----------
                                                                                 (in thousands of dollars)
OPERATING REVENUES:
      Electric . . . . . . . . . . . . . . . . . . .  $           946,556   $       902,500     $2,597,743   $2,624,530
      Gas. . . . . . . . . . . . . . . . . . . . . .               83,009            77,246        465,220      463,460
      Other. . . . . . . . . . . . . . . . . . . . .                4,662                28          4,719          364
                                                      --------------------  ---------------     -----------  -----------
                                                                1,034,227           979,774      3,067,682    3,088,354
                                                      --------------------  ---------------     -----------  -----------

OPERATING EXPENSES:
      Fuel for electric generation . . . . . . . . .               53,079            80,045        157,183      178,433
      Electricity purchased. . . . . . . . . . . . .              319,417           279,148        714,496      992,068
      Gas purchased. . . . . . . . . . . . . . . . .               48,803            45,869        220,587      245,945
      Other operation and maintenance expenses . . .              230,265           226,245        656,555      704,692
      Amortization of MRA regulatory asset . . . . .               96,625            32,184        289,874       32,184
      POWERCHOICE charge . . . . . . . . . . . . . .                    -                 -              -      263,227
      Depreciation and amortization. . . . . . . . .               79,752            88,867        268,677      264,877
      Other taxes. . . . . . . . . . . . . . . . . .              107,965           116,185        328,988      357,666
                                                      --------------------  ---------------     -----------  -----------
                                                                  935,906           868,543      2,636,360    3,039,092
                                                      --------------------  ---------------     -----------  -----------
OPERATING INCOME . . . . . . . . . . . . . . . . . .               98,321           111,231        431,322       49,262

Other income . . . . . . . . . . . . . . . . . . . .                7,479            44,080          4,065       62,118
                                                      --------------------  ---------------     -----------  -----------
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .              105,800           155,311        435,387      111,380

Interest charges . . . . . . . . . . . . . . . . . .              117,661           133,658        377,896      265,109
Preferred dividend requirement of subsidiary . . . .                8,991             9,137         27,039       27,531
                                                      --------------------  ---------------     -----------  -----------

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . . .              (20,852)           12,516         30,452     (181,260)

Federal and foreign income taxes . . . . . . . . . .               (2,199)            4,000         23,570      (50,337)
                                                      --------------------  ---------------     -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . .              (18,653)            8,516          6,882     (130,923)

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes (Note 5) . . . . . .              (13,054)                -        (23,804)           -
                                                      --------------------  ---------------     -----------  -----------

NET INCOME (LOSS) (NOTE 1) . . . . . . . . . . . . .  $           (31,707)  $         8,516     $  (16,922)  $ (130,923)
                                                      ====================  ===============     ===========  ===========

Average number of shares of common stock
   outstanding (in thousands). . . . . . . . . . . .              187,365           187,365        187,365      159,049

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE SHARE
   OF COMMON STOCK BEFORE EXTRAORDINARY ITEM . . . .  $             (0.10)  $          0.05     $     0.04   $    (0.82)

EXTRAORDINARY ITEM PER AVERAGE SHARE OF
   COMMON STOCK. . . . . . . . . . . . . . . . . . .                (0.07)                -          (0.13)           -
                                                      --------------------  ---------------     -----------  -----------

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
   SHARE OF COMMON STOCK . . . . . . . . . . . . . .  $             (0.17)  $          0.05     $    (0.09)  $    (0.82)
                                                      ====================  ===============     ===========  ===========


The accompanying notes are an integral part of these financial statements.

                  NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEETS


                                                       SEPTEMBER 30,
                                                           1999         December 31,
                                                        (UNAUDITED)         1998
                                                      --------------  --------------
                                                        (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $    7,816,113  $   8,826,650
   Nuclear fuel. . . . . . . . . . . . . . . . . . .         627,716        604,213
   Gas plant . . . . . . . . . . . . . . . . . . . .       1,244,466      1,179,716
   Common plant. . . . . . . . . . . . . . . . . . .         363,020        349,066
   Construction work-in-progress . . . . . . . . . .         323,927        471,802
                                                      --------------  -------------
               Total utility plant . . . . . . . . .      10,375,242     11,431,447
   Less - Accumulated depreciation and amortization.       4,193,143      4,553,488
                                                      --------------  -------------
               Net utility plant . . . . . . . . . .       6,182,099      6,877,959
                                                      --------------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .         466,687        411,106
                                                      --------------  -------------

CURRENT ASSETS:
   Cash, including temporary cash investments
      of $130,347 and $122,837, respectively . . . .         145,909        172,998
   Funds held for the repurchase of common stock . .           9,394              -
   Account receivable (less allowance for doubtful
      accounts of $63,200 and $47,900, respectively)         501,253        427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity . .           7,802         42,299
      Gas storage. . . . . . . . . . . . . . . . . .          45,355         38,803
      Other. . . . . . . . . . . . . . . . . . . . .          98,911        118,855
   Refundable Federal income taxes . . . . . . . . .               -        130,411
   Prepaid taxes . . . . . . . . . . . . . . . . . .          35,241         17,282
   Other . . . . . . . . . . . . . . . . . . . . . .          27,047         22,208
                                                      --------------  -------------
                                                             870,912        970,444
                                                      --------------  -------------

REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .       3,775,787      4,045,647
   Swap contract regulatory asset. . . . . . . . . .         583,209        535,000
   Regulatory tax asset. . . . . . . . . . . . . . .         425,898        425,898
   IPP buyout costs. . . . . . . . . . . . . . . . .         134,651         41,971
   Deferred environmental restoration costs (Note 2)         220,000        220,000
   Unamortized debt expense. . . . . . . . . . . . .          46,176         51,922
   Postretirement benefits other than pensions . . .          49,878         52,701
   Other . . . . . . . . . . . . . . . . . . . . . .          88,984         95,090
                                                      --------------  -------------
                                                           5,324,583      5,468,229
                                                      --------------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .         106,895        133,449
                                                      --------------  -------------

                                                      $   12,951,176  $  13,861,187
                                                      ==============  =============


The accompanying notes are an integral part of these financial statements.

               NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,
                                                                      1999         December 31,
                                                                   (UNAUDITED)         1998
                                                                 ---------------  --------------
                                                                     (in thousands of dollars)
CAPITALIZATION (NOTE 1):
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $0.01 par value; authorized
             300,000,000 shares; issued 187,364,863 . . . . . .  $        1,874   $           -
          Common stock of Niagara Mohawk - $1.00 par value;
             authorized 250,000,000 shares; issued 187,364,863.               -         187,365
          Capital stock premium and expense . . . . . . . . . .       2,548,108       2,362,531
          Accumulated other comprehensive income. . . . . . . .         (26,567)        (25,794)
          Retained earnings . . . . . . . . . . . . . . . . . .         629,118         646,040
                                                                 ---------------  --------------
                                                                      3,152,533       3,170,142

   PREFERRED STOCK OF SUBSIDIARY:
          Not subject to mandatory redemption . . . . . . . . .         440,000         440,000
          Subject to mandatory redemption . . . . . . . . . . .          61,370          68,990
   LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .       5,382,844       6,417,225
                                                                 ---------------  --------------
                 TOTAL CAPITALIZATION . . . . . . . . . . . . .       9,036,747      10,096,357
                                                                 ---------------  --------------

CURRENT LIABILITIES:
   Long-term debt due within one year . . . . . . . . . . . . .         273,621         312,240
   Sinking fund requirements on redeemable preferred
       stock of subsidiary. . . . . . . . . . . . . . . . . . .           7,620           7,620
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .         235,132         197,124
   Payable on outstanding bank checks . . . . . . . . . . . . .          60,853          39,306
   Customers' deposits. . . . . . . . . . . . . . . . . . . . .          15,176          17,148
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .          10,038           6,254
   Accrued interest . . . . . . . . . . . . . . . . . . . . . .          95,586         132,236
   Accrued vacation pay . . . . . . . . . . . . . . . . . . . .          38,891          38,727
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,372          91,877
                                                                 ---------------  --------------
                                                                        815,289         842,532
                                                                 ---------------  --------------

REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes. . . . . . . . . . . . . .       1,503,045       1,511,417
   Liability for swap contracts . . . . . . . . . . . . . . . .         740,776         693,363
   Deferred gain on sale of assets. . . . . . . . . . . . . . .         115,064               -
   Employee pension and other benefits. . . . . . . . . . . . .         244,532         235,376
   Unbilled gas revenues. . . . . . . . . . . . . . . . . . . .           8,652          30,652
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,071         231,490
                                                                 ---------------  --------------
                                                                      2,879,140       2,702,298
                                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration. . . . . . . . . . .         220,000         220,000
                                                                 ---------------  --------------

                                                                 $   12,951,176   $  13,861,187
                                                                 ===============  ==============


The accompanying notes are an integral part of these financial statements.

                NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            INCREASE (DECREASE) IN CASH
                                    (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1999               1998
                                                                       -----------------    ------------
                                                                            (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (16,922)    $  (130,923)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . .                 -         263,227
          Depreciation and amortization . . . . . . . . . . . . . . .           268,677         264,877
          Amortization of MRA regulatory asset. . . . . . . . . . . .           289,874          32,184
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .            21,022          22,007
          Extraordinary loss on extinguishment of debt, net of taxes.            23,804               -
          Provision for deferred income taxes . . . . . . . . . . . .           (15,642)         97,638
          Net accounts receivable (net of changes in accounts
             receivable sold) . . . . . . . . . . . . . . . . . . . .           (95,665)         35,646
          Materials and supplies. . . . . . . . . . . . . . . . . . .            17,762          (2,061)
          Accounts payable and accrued expenses . . . . . . . . . . .            46,198         (50,175)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .           (20,684)        130,289
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .             1,418      (4,107,118)
          Deferral of MRA interest rate savings . . . . . . . . . . .            22,941               -
          Refundable income taxes . . . . . . . . . . . . . . . . . .           130,411               -
          Changes in other assets and liabilities . . . . . . . . . .           (85,883)        147,040
                                                                       -----------------    ------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. .           587,311      (3,297,369)
                                                                       -----------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .          (176,183)       (268,645)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .           (23,503)        (21,479)
                                                                       -----------------    ------------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .          (199,686)       (290,124)
   Materials and supplies related to construction . . . . . . . . . .             1,399             177
   Accounts payable and accrued expenses related to construction. . .            11,549         (12,544)
   Proceeds from the sale of generation assets. . . . . . . . . . . .           780,000               -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .           (55,578)        (29,077)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (5,467)           (949)
                                                                       -----------------    ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. .            532,217       (332,517)
                                                                       -----------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in long-term debt. . . . . . . . . . . . . . . . . . . .        (1,125,020)        (60,000)
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .                 -       3,286,178
   Issuance of Niagara Mohawk common stock. . . . . . . . . . . . . .                 -         316,389
   Funds held for the repurchase of common stock. . . . . . . . . . .            (9,394)              -
   Reduction in preferred stock of subsidiary . . . . . . . . . . . .            (7,620)        (10,120)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (4,583)        (13,847)
                                                                       -----------------    ------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. .        (1,146,617)      3,518,600
                                                                       -----------------    ------------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .           (27,089)       (111,286)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .           172,998         378,232
                                                                       -----------------    ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .  $        145,909     $   266,946
                                                                       =================    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $        387,029   $     205,496
      Income taxes refunded . . . . . . . . . . . . . . . . . . . . .  $       (122,456)  $      (7,318)


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share ($303.1 million) to the IPP Parties on June 30, 1998.

  On March 18, 1999, Holdings issued 187,364,863 shares of common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.

The accompanying notes are in integral part of these financial statements.

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                         1999            1998           1999         1998
                                                    --------------  ------------    -----------  -----------
                                                                     (in thousands of dollars)
OPERATING REVENUES:
      Electric . . . . . . . . . . . . . . . . . .  $     853,588   $   859,597     $2,451,220   $2,506,048
      Gas. . . . . . . . . . . . . . . . . . . . .         73,708        71,034        442,558      433,893
                                                    --------------  ------------    -----------  -----------
                                                          927,296       930,631      2,893,778    2,939,941
                                                    --------------  ------------    -----------  -----------

OPERATING EXPENSES:
      Fuel for electric generation . . . . . . . .         53,079        80,045        157,183      178,433
      Electricity purchased. . . . . . . . . . . .        231,462       240,068        575,786      866,677
      Gas purchased. . . . . . . . . . . . . . . .         39,672        39,760        198,432      216,372
      Other operation and maintenance expenses . .        222,010       223,481        641,924      697,787
      Amortization of MRA regulatory asset . . . .         96,625        32,184        289,874       32,184
      POWERCHOICE charge . . . . . . . . . . . . .             -              -              -      263,227
      Depreciation and amortization. . . . . . . .         79,584        88,767        268,255      264,540
      Other taxes. . . . . . . . . . . . . . . . .        105,858       116,039        326,570      356,961
                                                    --------------  ------------    -----------  -----------
                                                          828,290       820,344      2,458,024    2,876,181
                                                    --------------  ------------    -----------  -----------
OPERATING INCOME . . . . . . . . . . . . . . . . .         99,006       110,287        435,754       63,760

Other income (deductions). . . . . . . . . . . . .          4,940        45,024         (2,967)      47,620
                                                    --------------  ------------    -----------  -----------
INCOME BEFORE INTEREST CHARGES . . . . . . . . . .        103,946       155,311        432,787      111,380

Interest charges . . . . . . . . . . . . . . . . .        117,661       133,658        377,896      265,109
                                                    --------------  ------------    -----------  -----------

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . .        (13,715)       21,653         54,891     (153,729)

Federal and foreign income taxes . . . . . . . . .         (3,326)        4,000         22,337      (50,337)
                                                    --------------  ------------    -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . .        (10,389)       17,653         32,554     (103,392)

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes (Note 5) . . . . .        (13,054)            -        (23,804)           -
                                                    --------------  ------------    -----------  -----------

NET INCOME (LOSS) (NOTE 1) . . . . . . . . . . . .        (23,443)       17,653          8,750     (103,392)

Dividends on preferred stock . . . . . . . . . . .          8,991         9,137         27,039       27,531
                                                    --------------  ------------    -----------  -----------

BALANCE AVAILABLE FOR COMMON STOCK . . . . . . . .  $     (32,434)  $     8,516     $  (18,289)  $ (130,923)
                                                    ==============  ============    ===========  ===========


The accompanying notes are an integral part of these financial statements.

                       NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30,
                                                           1999         December 31,
                                                         (UNAUDITED)       1998
                                                      --------------  -------------
                                                         (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $    7,816,113  $   8,826,650
   Nuclear fuel. . . . . . . . . . . . . . . . . . .         627,716        604,213
   Gas plant . . . . . . . . . . . . . . . . . . . .       1,244,466      1,179,716
   Common plant. . . . . . . . . . . . . . . . . . .         363,020        349,066
   Construction work-in-progress . . . . . . . . . .         323,927        471,802
                                                      --------------  -------------
               Total utility plant . . . . . . . . .      10,375,242     11,431,447
   Less - Accumulated depreciation and amortization.       4,193,143      4,553,488
                                                      --------------  -------------
               Net utility plant . . . . . . . . . .       6,182,099      6,877,959
                                                      --------------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .         334,967        411,106
                                                      --------------  -------------

CURRENT ASSETS:
   Cash, including temporary cash investments
      of $87,633 and $122,837, respectively. . . . .         102,377        172,998
   Funds held for the repurchase of common stock . .           9,394              -
   Account receivable (less allowance for doubtful
      accounts of $61,300 and $47,900, respectively)         466,895        427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity . .           7,802         42,299
      Gas storage. . . . . . . . . . . . . . . . . .          43,325         38,803
      Other. . . . . . . . . . . . . . . . . . . . .          98,911        118,855
   Refundable taxes. . . . . . . . . . . . . . . . .               -        130,411
   Prepaid taxes . . . . . . . . . . . . . . . . . .          35,241         17,282
   Other . . . . . . . . . . . . . . . . . . . . . .          22,756         22,208
                                                      --------------  -------------
                                                             786,701        970,444
                                                      --------------  -------------

REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .       3,775,787      4,045,647
   Swap contract regulatory asset. . . . . . . . . .         583,209        535,000
   Regulatory tax asset. . . . . . . . . . . . . . .         425,898        425,898
   IPP buyout costs. . . . . . . . . . . . . . . . .         134,651         41,971
   Deferred environmental restoration costs (Note 2)         220,000        220,000
   Unamortized debt expense. . . . . . . . . . . . .          46,176         51,922
   Postretirement benefits other than pensions . . .          49,878         52,701
   Other . . . . . . . . . . . . . . . . . . . . . .          88,984         95,090
                                                      --------------  -------------
                                                           5,324,583      5,468,229
                                                      --------------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .         106,635        133,449
                                                      --------------  -------------

                                                      $   12,734,985  $  13,861,187
                                                      ==============  =============


The accompanying notes are an integral part of these financial statements.

                  NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,
                                                                                     1999        December 31,
                                                                                 (UNAUDITED)        1998
                                                                              ---------------  --------------
                                                                                  (in thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
          Common stock of Niagara Mohawk - $1.00 par value;
             authorized 250,000,000 shares; issued 187,364,863 . . . . . . .  $      187,365   $     187,365
          Capital stock premium and expense. . . . . . . . . . . . . . . . .       2,362,617       2,362,531
          Accumulated other comprehensive income . . . . . . . . . . . . . .          (3,970)        (25,794)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .         419,567         646,040
                                                                              ---------------  --------------
                                                                                   2,965,579       3,170,142
                                                                              ---------------  --------------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 2,100,000 shares. .         210,000         210,000
          Redeemable (mandatorily redeemable), issued 186,000 shares . . . .          16,800          18,600
             and 204,000 shares, respectively
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 9,200,000 shares. .         230,000         230,000
          Redeemable (mandatorily redeemable), issued 2,015,602 shares
             and 2,248,403 shares, respectively. . . . . . . . . . . . . . .          44,570          50,390
                                                                              ---------------  --------------
                                                                                     501,370         508,990
                                                                              ---------------  --------------

   LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,382,844       6,417,225
                                                                              ---------------  --------------
                 TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . .       8,849,793      10,096,357
                                                                              ---------------  --------------

CURRENT LIABILITIES:
   Long-term debt due within one year. . . . . . . . . . . . . . . . . . . .         273,621         312,240
   Sinking fund requirements on redeemable preferred stock . . . . . . . . .           7,620           7,620
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         202,671         197,124
   Payable on outstanding bank checks. . . . . . . . . . . . . . . . . . . .          60,853          39,306
   Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,176          17,148
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,031           6,254
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          95,586         132,236
   Accrued vacation pay. . . . . . . . . . . . . . . . . . . . . . . . . . .          38,891          38,727
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,029          91,877
                                                                              ---------------  --------------
                                                                                     780,478         842,532
                                                                              ---------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . .       1,508,639       1,511,417
   Liability for swap contracts. . . . . . . . . . . . . . . . . . . . . . .         740,776         693,363
   Deferred gain on sale of assets . . . . . . . . . . . . . . . . . . . . .         115,064               -
   Employee pension and other benefits . . . . . . . . . . . . . . . . . . .         244,532         235,376
   Unbilled gas revenues . . . . . . . . . . . . . . . . . . . . . . . . . .           8,652          30,652
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,051         231,490
                                                                              ---------------  --------------
                                                                                   2,884,714       2,702,298
                                                                              ---------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration . . . . . . . . . . . . . . . . .         220,000         220,000
                                                                              ---------------  --------------

                                                                              $   12,734,985   $  13,861,187
                                                                              ===============  ==============


The accompanying notes are an integral part of these financial statements.

                NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                       (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1999            1998
                                                                       --------------  ------------
                                                                         (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $       8,750   $  (103,392)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . .              -       263,227
          Depreciation and amortization . . . . . . . . . . . . . . .        268,255       264,540
          Amortization of MRA regulatory asset. . . . . . . . . . . .        289,874        32,184
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .         21,022        22,007
          Extraordinary loss on extinguishment of debt, net of taxes.         23,804             -
          Provision for deferred income taxes . . . . . . . . . . . .        (15,644)       97,638
          Net accounts receivable (net of changes in accounts
             receivable sold) . . . . . . . . . . . . . . . . . . . .        (72,990)       35,646
          Materials and supplies. . . . . . . . . . . . . . . . . . .         19,433        (2,061)
          Accounts payable and accrued expenses . . . . . . . . . . .         26,975       (50,175)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .        (21,834)      130,289
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .          1,418    (4,107,118)
          Deferral of MRA interest rate savings . . . . . . . . . . .         22,941             -
          Refundable income taxes . . . . . . . . . . . . . . . . . .        130,411             -
          Changes in other assets and liabilities . . . . . . . . . .        (84,901)      147,377
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. .        617,514    (3,269,838)
                                                                       --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .       (176,183)     (268,645)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,503)      (21,479)
                                                                       --------------  ------------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .       (199,686)     (290,124)
   Materials and supplies related to construction . . . . . . . . . .          1,399           177
   Accounts payable and accrued expenses related to construction. . .          6,743       (12,544)
   Proceeds from the sale of generation assets. . . . . . . . . . . .        780,000             -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .         58,033       (29,077)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,632)         (949)
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. .        638,857      (332,517)
                                                                       --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reductions in long-term debt . . . . . . . . . . . . . . . . . . .     (1,125,020)      (60,000)
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .              -     3,286,178
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . .              -       316,389
   Reduction in preferred stock . . . . . . . . . . . . . . . . . . .         (7,620)      (10,120)
   Corporate restructuring to establish holding company . . . . . . .        (89,618)            -
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . .        (27,039)      (27,531)
   Common stock dividend paid to Holdings . . . . . . . . . . . . . .        (63,718)            -
   Funds held for the repurchase of common stock. . . . . . . . . . .         (9,394)            -
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,583)      (13,847)
                                                                       --------------  ------------
               NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES. .     (1,326,992)    3,491,069
                                                                       --------------  ------------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .        (70,621)     (111,286)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .        172,998       378,232
                                                                       --------------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .  $     102,377   $   266,946
                                                                       ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .  $     387,029   $   205,496
      Income taxes refunded . . . . . . . . . . . . . . . . . . . . .  $    (123,799)  $    (7,318)


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock.

  On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

  Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share ($303.1 million) to the IPP Parties on June 30, 1998.

The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOLDING COMPANY FORMATION: On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt were not exchanged as part of the share exchange and will continue as obligations of Niagara Mohawk.

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet as of September 30, 1999. The dividend completed the holding company structure, with Holdings owning the stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 98 percent of the assets and 94 percent of the revenues of Holdings. Opinac and its subsidiaries manage all other activities including an energy marketing company and investments in energy related services.

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

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Niagara Mohawk's 1998 Annual Report on Form 10-K, and Holdings and Niagara Mohawk's 1999 combined quarterly reports on Form 10-Q.

Niagara Mohawk's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 1999 should not be taken as an indication of earnings for all or any part of the balance of the year. The closing of the MRA, which occurred on June 30, 1998, and the implementation of POWERCHOICE on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of POWERCHOICE. However, operating cash flows have substantially improved. Also affecting comparability of the financial statements is the closing on the sale of Niagara Mohawk's coal-fired generation plants on June 11, 1999 and the closing on the sale of Niagara Mohawk's hydro generation assets on July 29, 1999. See Note 3. Rate and Regulatory Issues and Contingencies for further discussions of the sales.

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closing on the sale of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sale.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk's preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and nine months ended September 30, 1999 and 1998 were as follows:


                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
Company:                              1999         1998          1999         1998
------------------------           ---------     --------      --------     --------
                                                 (in millions of dollars)
   Holdings. . . . . . .           $ (31.2)      $   4.2       $(17.7)      $(137.5)
   Niagara Mohawk. . . .             (23.4)         13.3          5.4        (110.0)


NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2001. Niagara Mohawk has identified swap contracts, entered into as part of the MRA and generation asset sales agreements, as derivative instruments and has recorded a liability at estimated fair value under SFAS No. 80, "Accounting for Futures Contracts." These swap contracts qualify as hedges of future purchase commitments and will continue to qualify as hedges under SFAS No. 133. See Note 3. Rate and Regulatory Issues and Contingencies for additional discussion of the accounting for the swap contracts. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other contractual obligations.

HOLDINGS' COMMON STOCK: The PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Niagara Mohawk estimates, depending on market conditions, that it may purchase up to 40 million shares of Holdings' common stock over a six year period extending through 2005, of which Holdings' Board of Directors has approved a program to repurchase 20 million shares through December 31, 2001.

In the third quarter of 1999, Niagara Mohawk entered into two agreements which expire in less than one year, whereby two agents would purchase up to 9 million shares of Holdings' common stock on Niagara Mohawk's behalf. At any time prior to the expiration of these agreements, Niagara Mohawk can repurchase the common stock from the agents and is required to reimburse these agents (in stock and/or cash) for the costs they incurred to buy the stock plus a carrying charge. The two agents have incurred a total of approximately $140.3 million or $15.60 per share to purchase the 9 million shares. In addition, Niagara Mohawk intends to purchase additional shares on the open market. As of October 31, 1999, Niagara Mohawk has not repurchased the 9 million shares from the agents but has purchased 80,000 shares on the open market. However, Niagara Mohawk has placed approximately $9.4 million on deposit as collateral for the purchases, in accordance with the provisions of one of the agreements. The shares repurchased by the agents, but not yet paid for by Niagara Mohawk, remain in the number of shares outstanding in computing earnings per share.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $220 million, which is reflected in Niagara Mohawk's and Holdings' Consolidated Balance Sheets at September 30, 1999 and December 31, 1998. The potential high end of the range is presently estimated at approximately $750 million, including approximately $340 million in the unlikely event Niagara Mohawk is required to assume 100% responsibility at non-owned sites. The amount accrued at September 30, 1999 and December 31, 1998 incorporates a method to estimate the liability for 22 of Niagara Mohawk's largest sites, which relies upon a decision analysis approach. This method includes developing several remediation approaches for each of the 22 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents Niagara Mohawk's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, Niagara Mohawk has accrued the sum of the expected values for these sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for expense recognition resulting from this effort.

In October 1997, Niagara Mohawk submitted a draft feasibility study to the DEC, which included Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $21 million and a high end of $360 million, with an expected value calculation of $56 million, which is included in the amounts accrued at September 30, 1999 and December 31, 1998. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate. Niagara Mohawk has received comments from the DEC on the draft feasibility study, which will facilitate completion of the land-based feasibility study phase by the end of 1999. Niagara Mohawk is continuing to work on the water-based feasibility study, which it expects to submit to the DEC in the spring of 2000. At this time, Niagara Mohawk cannot predict the nature of the DEC proposed remedial action plan or the range of remediation costs the DEC will require. While Niagara Mohawk does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation.

In May 1995, Niagara Mohawk filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk's claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. The case management order, as amended by the Court, establishes December 31, 1999 as the trial ready date. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk's share of the costs to remediate Harbor Point and the surrounding sites.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.3 billion at September 30, 1999. These regulatory assets are probable of recovery.

Under POWERCHOICE, a regulatory asset was established for the costs of the MRA and is being amortized over a period generally not to exceed ten years. Niagara Mohawk's rates under POWERCHOICE have been designed to permit recovery of the MRA regulatory asset. Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP buyouts. In 1999, there have been three IPP contracts terminated for a total consideration (cash and/or notes) of $104.2 million. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings during the remaining term of POWERCHOICE. Niagara Mohawk is negotiating buyouts and amendments of other IPP contracts, but is unable to determine the timing and outcome of these negotiations.

Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts have a term of ten years and are structured as indexed swap contracts where Niagara Mohawk receives or makes payments to the IPP Parties based upon the differential between the contract price and a market reference price for electricity. Niagara Mohawk has recorded the liability for these contractual obligations and recorded a corresponding regulatory asset since payments under these restated contracts are authorized under POWERCHOICE. The swap contract regulatory asset includes the fair value of the difference between the estimated future market prices and the indexed contract prices for the notional quantities of power in the restated PPA contracts and will be amortized over ten years ending in June 2008, as notional quantities are settled. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. In the three months and nine months ended September 30, 1999, there have been no changes in the assumptions and estimates used to value the regulatory asset or liability associated with these indexed swap contracts.

POWERCHOICE requires Niagara Mohawk to divest its portfolio of fossil and hydro generation assets. On June 11, 1999, Niagara Mohawk completed the sale of its two coal-fired generation plants for $355 million. On July 29, 1999, Niagara Mohawk completed the sale of its hydroelectric generation plants for $425 million. On October 6, 1999, Niagara Mohawk announced an agreement to sell its Albany oil and gas-fired generation plant to PSEG Power LLC ("PSEG") for $47.5 million. The Albany plant has a net book value of approximately $33.0 million as of September 30, 1999. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant. The agreement with PSEG includes a "Post Closing Property Tax Adjustment" to be settled on the first ten anniversaries of the closing date. If actual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. Niagara Mohawk expects to complete the Albany sale transaction in the first quarter of 2000. On October 22, 1999, Niagara Mohawk completed the sale of its share of the Oswego oil and gas-fired plant for $80 million. The sale of the Roseton Steam Station, of which Niagara Mohawk owns 25%, is being pursued by Central Hudson Gas and Electric Corporation ("Central Hudson"). Niagara Mohawk's share of the plant has a net book value of approximately $39 million as of September 30, 1999. In May 1999, Niagara Mohawk entered into an agreement with Central Hudson, to sell its interest in the plant to Central Hudson at approximately net book value by July 1, 2002, if the interest has not been previously sold, subject to regulatory approval.

The following table shows Niagara Mohawk's electric plant assets as of September 30, 1999 and December 31, 1998, which shows the impact on Niagara Mohawk's electric plant from the completed sales through September 30, 1999.


                                   SEPTEMBER 30, 1999          December 31, 1998
                                   -------------------         ------------------
                                 ORIGINAL      NET BOOK        Original   Net Book
PLANT TYPE                         COST         VALUE            Cost       Value
----------------------------  ------------  ------------     ----------  ----------
Fossil . . . . . . . . . . .  $    843,604  $    350,920     $1,519,697  $  711,651
Nuclear (1)  . . . . . . . .     2,261,085     1,442,076      2,252,596   1,475,645
Hydro. . . . . . . . . . . .             -             -        448,212     214,351
Transmission and
   Distribution. . . . . . .     4,229,667     2,838,069      4,142,255   2,795,782
Other/General. . . . . . . .       481,757       328,034        463,890     331,878
                              ------------  ------------     ----------  ----------

Total Electric Plant . . . .  $  7,816,113  $  4,959,099     $8,826,650  $5,529,307
                              ============  ============     ==========  ==========

1 - Excludes nuclear fuel


The POWERCHOICE agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the fossil and hydro generation asset portfolio. As of September 30, 1999, Niagara Mohawk has recorded a regulatory liability of $115.1 million for the net gain on the sale of its two coal-fired generation plants and its hydro generation assets. The net gain is included in Niagara Mohawk's September 30, 1999 balance sheet as "Deferred Gain on the Sale of Assets." No carrying charges are being recorded on this deferred liability. The amount of this regulatory deferral is subject to change as a result of post closing adjustments on the sales, transaction costs, the effects of curtailment accounting on pension and other post employment retirement benefits, the incentive amount awarded in POWERCHOICE, the accounting treatment relating to the hydro PPAs, and the outcome of the sale of the remaining fossil assets. Niagara Mohawk has requested of the PSC that the net gain recorded as of September 30, 1999 be reduced to the extent that the actual amount incurred on the hydro PPAs over the next few years exceeds the forecasted amount reflected in POWERCHOICE. After all the fossil and hydro sales transactions have been completed, Niagara Mohawk estimates that it will have a net loss (stranded costs) in the range of $100 to $110 million, including an estimate of the hydro PPA. Niagara Mohawk is required to submit to the PSC a final accounting of the costs and proceeds from the sale of its assets during the first quarter of 2000. Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

Niagara Mohawk will also incur severance costs as a result of these sales. Under POWERCHOICE, Niagara Mohawk is allowed to recover up to $10 million in severance and other costs and as of September 30, 1999, has incurred approximately $2.7 million in severance and other costs. At this time, Niagara Mohawk is unable to determine the total amount of severance and other costs it will incur, since there are different options available to those employees who decide not to transfer with the new owners. Of the 627 employees that could have transferred to the new owners of Huntley, Dunkirk, Oswego and the hydro assets, 465 employees elected to do so. The remaining eligible employees either retired or remained employed at Niagara Mohawk.

As part of the transaction to sell the Huntley and Dunkirk coal-fired generation plants, Niagara Mohawk entered into PPAs to purchase energy and capacity from the buyer, NRG Energy, Inc. ("NRG"). Niagara Mohawk was required to purchase a portion of the energy generated by the two coal-fired plants; however, it had call options to purchase additional energy if needed. The aggregate energy and capacity costs in the PPAs are above forecasted future market prices. The PPAs will convert to financial swaps ("swaps") with the same economic terms as the energy contracts, with no physical delivery of energy, on the last day of the month following the implementation of the NYISO. The agreements expire in June of 2003. As of September 30, 1999, Niagara Mohawk has recorded an $82.6 million swap contract liability for the present value of the difference between the contract energy prices and projected market prices and has recorded a corresponding swap contract regulatory asset. The asset and liability will amortize over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices. These amounts are included with the similar financial swap asset and liability that arose from the IPP swap agreements as part of the MRA (see Note 1. "New Accounting Standards").

Niagara Mohawk has also signed PPAs associated with the sales of its hydro generation assets and the Oswego oil and gas fired generation plant. The hydro PPA calls for the purchase of all energy and capacity through September 2001 at prices that approximate forecasted future market prices. Niagara Mohawk anticipates that the energy and capacity to be purchased under the hydro PPA to be at quantities approximating historical generation levels, subject to the effects of water flow availability. The Oswego PPA is primarily a contract for capacity with a nominal amount of energy at prices above forecasted future market prices. Since these contracts call for the actual physical delivery of energy and the rights to installed capacity, and do not convert to financial swap agreements, the PPAs are not included in the regulatory asset and liability for swap contracts.

In connection with the pending sale of the Albany plant, Niagara Mohawk has entered into a contract with the new owner that is intended to compensate PSEG for the costs of running the plant. This contract expires on September 30, 2003. The agreement starts out as a contract to buy power and capacity but converts to a financial agreement when the NYISO begins. Since the NYISO should be in operation before the sale agreement is completed, the physical delivery portion of the contract will probably not occur.

The Albany contract converts to an exchange of payments that are based on the market price of energy. No actual energy will be delivered but a quantity of energy, referred to as the call amount, is used to calculate the payment. The call amount is capped each year and totals 1,300 GWh for the life of the contract. The contract is a derivative instrument. Each month Niagara Mohawk pays PSEG a fixed monthly charge plus the call amount times a contract price. The contract price approximates the cost of fuel for the plant and will fluctuate as fuel prices change. PSEG will pay Niagara Mohawk the same call amount times the current market price for energy. This market price will be determined by the NYISO. This exchange of payments is called a swap. Niagara Mohawk has the sole option, within certain limits stated in the contract, to decide what the call amount will be. This combination of a swap with one party having an option is called a swaption. If the market price is expected to be higher than the contract price Niagara Mohawk would likely exercise the option, elect a call amount, and PSEG will make a swap payment to Niagara Mohawk. If the market price is expected to be below the contract price Niagara Mohawk would not likely choose to name a call amount. Regardless, Niagara Mohawk is required to make the fixed monthly payment. For Niagara Mohawk this contract will serve as a hedge against rising energy prices. Niagara Mohawk expects to account for this contract as a hedge of future purchase commitments upon the closing of the sale. The costs associated with the Albany contract are recoverable under Niagara Mohawk's POWERCHOICE rates.

On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen"), a joint venture of PECO Energy Company and British Energy, for approximately $135 million, which is subject to price adjustments depending on the time of closing. New York State Electric and Gas Corporation is also a party to the agreement and has agreed to sell its 18% share of Unit 2 to AmerGen. As a condition of the transaction, Niagara Mohawk will pre-fund its nuclear decommissioning trust funds at the closing to a predetermined amount, which amount is contingent upon tax rulings. The trust funds will be transferred to AmerGen at the closing and AmerGen will assume full responsibility for the decommissioning of Unit 1 and its ownership share of Unit 2. Niagara Mohawk estimates that it will be required to make additional contributions to the decommissioning trust funds in the range of $80 to $120 million. Niagara Mohawk estimates its net loss (stranded costs) from the nuclear sale to be in the range of $1,800 to $1,850 million. Niagara Mohawk has petitioned the PSC for approval to defer this net loss for future recovery, which approval is a condition of the closing of the sale of the nuclear assets. Accordingly, Niagara Mohawk would record a regulatory asset for the amount of the actual net loss upon the closing of the sale. The recording of the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the net loss on the sale of the nuclear assets is subject to change as a result of closing price adjustments, transaction costs and the final amount needed to pre-fund the decommissioning trust funds. The estimated range of loss excludes any accounting requirements relating to the nuclear PPAs. Niagara Mohawk has proposed to recover the regulatory asset, plus a return on the unamortized balance over a period not to exceed 15 years beginning in 2000, with a significant portion of the recovery likely to occur in years subsequent to the MRA regulatory asset amortization. Niagara Mohawk's current rate structure includes recovery and a return on the nuclear assets. Niagara Mohawk proposes to recover a return on and a return of stranded nuclear costs within the rate structures contained in its POWERCHOICE agreement. This sale is also contingent upon approval by, among others, the PSC, NRC, IRS, and the SEC. Niagara Mohawk originally requested PSC approval by December 1999 and has filed an application with the NRC to transfer the licenses to AmerGen. The Administrative Law Judge in the PSC proceeding has issued a hearing schedule that makes it unlikely, under the terms of the sale agreement, that the sale will close prior to the planned Unit 2 refueling and maintenance outage scheduled to begin in March 2000. A delay in the sale through the planned outage would result in an increase in the purchase price of Unit 2 as specified in the agreement to reflect the estimated costs of the refueling and maintenance outage. The sale price of Unit 1 decreases if the sale occurs after the Unit 2 refueling and maintenance outage. Until the sale is closed, Niagara Mohawk generally bears the risks associated with unexpected costs of the refueling outage at Unit 2 and any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. The purchase agreement terminates, if the sale has not occurred before September 1, 2000.
On October 27, 1999, the FERC approved the sale of the transmission assets connected to the nuclear plants to AmerGen.

Along with the asset purchase agreement, Niagara Mohawk also signed PPAs with AmerGen to purchase energy and capacity at negotiated prices. The negotiated prices are expected to be, on average, above projected market prices during the term of the PPAs. Niagara Mohawk pays only for delivered output from the units. The terms of the PPAs are for five years from Unit 1 and three years from Unit
2. Upon the expiration of the PPA for Unit 2, Niagara Mohawk and AmerGen also agreed to a financial sharing agreement whereby Niagara Mohawk will be entitled to future payments from AmerGen over a ten-year period if electric energy market prices exceed certain amounts during the ten year sharing period. Niagara Mohawk has proposed to the PSC that any future payments received under the financial sharing agreement will serve to reduce the unamortized regulatory asset recorded as a result of the sale of the nuclear assets.

Upon closing of the sale of the nuclear assets, Niagara Mohawk will still be liable for spent nuclear fuel disposal for its share of fuel burned prior to the closing. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Nuclear Operations, "Nuclear Fuel Disposal Cost" for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk's determination of liability. The Nuclear Waste Act provided three payment options for liquidating the liability for the disposal of nuclear fuel irradiated prior to 1983, and Niagara Mohawk elected to delay payment, with interest, until the year in which it initially plans to ship irradiated fuel to an approved DOE disposal facility. Through September 30, 1999, Niagara Mohawk has recorded a liability of approximately $124.5 million. This liability will remain with Niagara Mohawk until the DOE provides disposal facilities. Niagara Mohawk also retains liability for changes enacted prior to closing, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale or in the pre-1983 liability. Niagara Mohawk is unable to predict the outcome of this matter.

While the PPAs for the generation asset sales, which were entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rat reduction and price cap commitments as well as meet expected demand as the "provider of last resort" as outlined in the POWERCHOICE agreement. The PPAs that convert to either swap agreements or swaptions act as hedges against rising power costs.

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

Under POWERCHOICE, Niagara Mohawk's remaining electric business (electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk's IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, will continue to be the obligations of the regulated business.

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98% of total assets and 94 % of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed above, Niagara Mohawk is in the process of selling its fossil, hydro and nuclear assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

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


                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              --------------------       -------------------
                               Total     Economic         Total        Economic
(In thousands of dollars)    Revenues   Value Added     Revenues     Value Added
-------------------------  -----------  -----------    -----------  -------------
1999
REGULATED . . . . . . . .  $  927,296   $ (199,733)    $2,893,778   $   (541,240)
OTHER . . . . . . . . . .     107,016       (7,400)       174,515        (21,124)
ELIMINATIONS. . . . . . .         (85)           -           (611)             -
                           -----------  -----------    -----------  -------------
      TOTAL CONSOLIDATED.  $1,034,227   $ (207,133)    $3,067,682   $   (562,364)
=========================  ===========  ===========    ===========  =============
1998
Regulated . . . . . . . .  $  930,631   $ (180,137)    $2,939,941   $   (497,296)
Other . . . . . . . . . .      50,254       (3,081)       150,892        (24,276)
Eliminations. . . . . . .      (1,111)           -         (2,479)             -
                           -----------  -----------    -----------  -------------
      Total Consolidated.  $  979,774   $ (183,218)    $3,088,354   $   (521,572)
=========================  ===========  ===========    ===========  =============


EVA is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and nine months ending September 30, 1999 and 1998, an adjustment is made to include the recognition of the liability for remaining future over-market contracts with IPPs and the corresponding recognition of imputed interest on that liability. In addition, there was a significant adjustment for the nine months ending September 30, 1998 to reflect the re-capitalization for EVA purposes of the incremental operating expense associated with the January 1998 ice storm.

EVA is further segmented between EVA from Operations and EVA related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA to total consolidated net income for the three months and nine months ended September 30, 1999 and 1998 is as follows:


                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
(in thousands of dollars)                    1999            1998                1999          1998
-------------------------              ---------------------------------    -------------------------------
Economic Value Added:
    Operations. . . . . . . . . . . .  $    (83,197)  $    (46,843)         $(185,383)    $(176,451)
    IPP - Related . . . . . . . . . .      (123,936)      (136,375)          (376,981)     (345,121)
                                       ---------------------------------    -------------------------------
Total Economic Value Added. . . . . .      (207,133)      (183,218)          (562,364)     (521,572)
Charge for Use of Investor's Capital.       289,498        303,447            889,486       922,602
Adjustments for Significant Items . .       (14,635)       (14,867)           (43,902)     (326,589)
Interest Charges (net of taxes) . . .       (77,392)       (87,709)          (249,299)     (177,833)
Extraordinary Item (net of taxes) . .       (13,054)             -            (23,804)            -
Niagara Mohawk Preferred Dividends. .        (8,991)        (9,137)           (27,039)      (27,531)
                                       ---------------------------------    -------------------------------
   Consolidated Net Income. . . . . .  $    (31,707)  $      8,516          $ (16,922)    $(130,923)
                                       =================================    ===============================


NOTE 5. EXTRAORDINARY ITEM

During the nine months ended September 30, 1999, Holdings and Niagara Mohawk recognized an extraordinary item for the early redemption of debt. The following table shows the after tax effect and per share effect of redemption premiums incurred, and the write-off of unamortized debt expense and issuance costs associated with each of the series that was redeemed:


                                                          Costs      Income
                                Amount       Month      Incurred,      Tax
Series                         Redeemed    Redeemed    net of tax    Benefit
----------------------------   --------    --------    ----------    -------
                                                 (in thousands)
First Mortgage Bonds . . . .  $ 151,720    June        $  10,750    $  5,790
First Mortgage Bonds . . . .    150,000    July            7,556       4,070
Senior Notes . . . . . . . .    500,000    September       5,459       2,940
Medium Term Notes. . . . . .     20,000    September          39          20
                                                       ---------    --------
      Total. . . . . . . . .                           $  23,804    $ 12,820
                                                       =========    ========

Per share effect, net of tax                           $    0.13
                                                       =========


REVIEW BY INDEPENDENT ACCOUNTANTS


Holdings and Niagara Mohawk's independent accountants, PricewaterhouseCoopers LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of September 30, 1999 and 1998, and the related unaudited Consolidated Statements of Income for he three-month and nine-month periods ended September 30, 1999 and 1998 and of Cash Flows for the nine-month period ended September 30, 1999 and 1998 and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of September 30, 1999 and 1998 and the related unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1999 and 1998 and of Cash Flows for the nine-month period ended September 30, 1999 and 1998. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Holdings and its subsidiaries, and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of September 30, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 1999 and 1998 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.'s management and Niagara Mohawk Power Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Niagara Mohawk Power Corporation as of December 31, 1998, and the related consolidated statements of income and retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
Syracuse, NY
November 10, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings and Niagara Mohawk's cash flow upon the implementation of the MRA and POWERCHOICE, the timing and outcome of the future sale of Niagara Mohawk's remaining fossil and nuclear generation assets, the planned repayment of debt, and the outcome of Niagara Mohawk's transition to a new customer service system. In addition, certain statements made related to the year 2000 readiness program are also forward-looking (see "Year 2000 Readiness Disclosure"). These forward-looking statements are based upon a number of assumptions, including assumptions regarding the POWERCHOICE agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, challenges to the POWERCHOICE agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's ongoing sale of its generation assets, the length of the transition period to Niagara Mohawk's new customer service system and the economic conditions of Niagara Mohawk's service territory.

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

The POWERCHOICE agreement establishes a five-year rate plan that will reduce class average residential and commercial prices by an aggregate of 3.2% over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions as outlined in POWERCHOICE. The reduction in prices includes certain savings that will result from approved reductions of the GRT. Industrial customers are currently receiving average reductions of 25% relative to 1995 tariffs; this decrease includes discounts previously offered to some industrial customers through optional and flexible rate programs.

Effective August 1, 1999, all of Niagara Mohawk's customers are able to choose their electricity supplier. As of September 30, 1999, 646 (0.41 %) of Niagara Mohawk's commercial and industrial customers or approximately 4.72% of eligible load, and 508 (0.04%) residential customers or approximately .04% of eligible load, have chosen an electricity supplier other than Niagara Mohawk. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems and will be obligated to be the provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. However, Niagara Mohawk believes that the PSC will be instituting a generic proceeding to explore issues, including the issues of selecting a provider of last resort, based on comments made by the PSC at its May 1999 session. Niagara Mohawk is unable to predict the outcome or timing of such a proceeding. However, Niagara Mohawk will continue to monitor the progress of this issue to manage its load requirements.

                          GENERATION ASSET SALES

In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk's plan to divest all of its fossil and hydro generation assets, which is a key component in its POWERCHOICE agreement to lower average electricity prices and provide customer choice. On June 11, 1999, Niagara Mohawk completed the sale of its two coal-fired generation plants to NRG Energy, Inc. for $355 million. Subsequently, on July 29, 1999, Niagara Mohawk completed the sale of its hydroelectric generation assets with Orion Power Holding, Inc. for $425 million. On October 22, 1999, Niagara Mohawk also completed the sale of its oil and gas fired generation plant in Oswego for $80 million. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement" and Holdings and Niagara Mohawk's Form 10-Q for the quarter ended June 30, 1999, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - "POWERCHOICE Agreement" for discussion of such agreements and associated power purchase agreements. On October 6, 1999, Niagara Mohawk announced an agreement to sell its Albany oil and gas-fired generation plant to PSEG for $47.5 million. Niagara Mohawk also announced that it would enter into a PPA with PSEG upon the closing of the sale. The Albany plant has a net book value of approximately $33.0 million as of September 30, 1999. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant. The agreement with PSEG includes a "Post Closing Property Tax Adjustment" to be settled on the first ten anniversaries of the closing date. If actual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. Niagara Mohawk expects to complete the Albany sale transaction in the first quarter of 2000. In May 1999, Niagara Mohawk entered into an agreement with Central Hudson to sell its interest in the Roseton plant to Central Hudson at approximately net book value by July 1, 2002, if the interest has not been previously sold, subject to regulatory approval. At September 30, 1999, the net book value of Niagara Mohawk's interest in the Roseton plant was approximately $39 million. For a discussion on how Niagara Mohawk used the proceeds from the sale of its two coal-fired generation plants and its hydro generation plants, see "Liquidity and Capital Resources."

The sale of the fossil and hydro assets will serve to quantify any stranded costs associated with Niagara Mohawk's fossil and hydro generation assets. Niagara Mohawk will have a reasonable opportunity to recover these costs through the CTC. The POWERCHOICE agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the assets. As of September 30, 1999, Niagara Mohawk has recorded a regulatory liability of $115.1 million for the net gain on the sale of its two coal-fired generation plants and its hydro generation assets. The net gain is included in Niagara Mohawk's September 30, 1999 balance sheet as "Deferred Gain on the Sale of Assets." No carrying charges are being recorded on this deferred liability. The amount of the regulatory deferral is subject to change as a result of post closing adjustments on the sales, transaction costs, the effects of curtailment accounting on pension and other post employment retirement benefits, the incentive amount awarded in POWERCHOICE, the accounting treatment relating to the hydro PPAs, and the outcome and closing of the sale of the remaining fossil assets. Niagara Mohawk has requested of the PSC that the net gain recorded as of September 30, 1999 be reduced to the extent that the actual amount incurred on the hydro PPAs over the next few years exceeds the forecasted amount reflected in POWERCHOICE. After all the fossil and hydro sales transactions have been completed, Niagara Mohawk estimates it will have net loss (stranded costs) in the range of $100 to $110 million, including an estimate of the hydro PPA. Niagara Mohawk is required to submit to the PSC a final accounting of the costs and proceeds from the sale of its assets during the first quarter of 2000. Niagara Mohawk will be able to begin recovery of the losses and incentives starting in 2003.

Niagara Mohawk will also incur severance costs as a result of these sales.
Under POWERCHOICE, Niagara Mohawk is allowed to recover up to $10 million in severance and other costs and as of September 30, 1999, has incurred approximately $2.7 million in severance other costs. At this time, Niagara Mohawk is unable to determine the total amount of severance and other costs it will incur, since there are different options available to those employees who decide not to transfer with the new owners. Of the 627 employees that could be transferred to the new owners of Huntley, Dunkirk, Oswego, and the hydro assets, 465 employees elected to do so. The remaining eligible employees either retired or remained employed at Niagara Mohawk.

After the sales are complete, Niagara Mohawk has agreed not to own any non-nuclear generation assets in the state of New York, subject to certain exceptions provided in the POWERCHOICE agreement

The POWERCHOICE agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of POWERCHOICE. On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen") for approximately $135 million, which price adjusts depending on the time of closing. New York State Electric and Gas Corporation is also a party to the agreement and has agreed to sell its 18% share of Unit 2 to AmerGen. As a condition of the transaction, Niagara Mohawk will pre-fund its nuclear decommissioning trust funds at the closing to a predetermined amount, which amount is contingent upon tax rulings. The trust funds will be transferred to AmerGen at the closing, and AmerGen will assume full responsibility for the decommissioning of Unit 1 and its ownership share of Unit 2. Niagara Mohawk estimates that it will be required to make additional contributions to the decommissioning trust funds in the range of $80 to $120 million. Niagara Mohawk estimates its net loss (stranded costs) from the nuclear sale to be in the range of $1,800 to $1,850 million. Niagara Mohawk has petitioned the PSC for approval to defer this net loss for future recovery, which approval is a condition of closing the sale of the nuclear assets. Accordingly, Niagara Mohawk would record a regulatory asset for the amount of the actual net loss upon the closing of the sale. The recording of the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the net loss on the sale of the nuclear assets is subject to change as a result of closing price adjustments, transaction costs and the final amount needed to pre-fund the decommissioning trust funds. The estimated range of loss excludes any accounting requirements relating to the nuclear PPAs. Niagara Mohawk has proposed to recover the regulatory asset plus a return on the unamortized balance over a period not to exceed 15 years, beginning in 2000, with a significant portion of the recovery likely to occur in years subsequent to the MRA regulatory asset amortization. Niagara Mohawk's current rate structure includes recovery and a return on nuclear assets. Niagara Mohawk proposes to recover a return on and a return of stranded nuclear costs within the rate structures contained in its POWERCHOICE agreement. The sale is also contingent upon approval by, among others, the PSC, NRC, IRS, and the SEC. Niagara Mohawk originally requested PSC approval by December 1999 and has filed an application with the NRC to transfer the license to AmerGen. The Administrative Law Judge in the proceeding has issued a hearing schedule that makes it unlikely, under the terms of the sale agreement, that the sale will close prior to the planned Unit 2 refueling and maintenance outage scheduled to begin in March 2000. A delay in the sale through the planned outage would result in an increase in the purchase price of Unit 2 as specified in the agreement to reflect the estimated costs of the refueling and maintenance outage. The sale price of Unit 1 decreases if the sale occurs after the Unit 2 refueling and maintenance outage. Until the sale is closed, Niagara Mohawk generally bears the risks associated with unexpected costs of the refueling outage at Unit 2 and any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. The purchase agreement terminates if the sale has not occurred before September 1, 2000.
On October 27, 1999, the FERC approved the sale of the transmission assets connected to the nuclear plants to AmerGen.

Along with the asset purchase agreement, Niagara Mohawk also signed PPAs with AmerGen for energy and capacity at negotiated prices, which are above market, based on current energy price forecasts. The terms of the PPAs are for five years from Unit 1 and three years from Unit 2. Upon the expiration of the PPA for Unit 2, Niagara Mohawk and AmerGen also agreed to a financial sharing agreement whereby Niagara Mohawk will be entitled to payments from AmerGen over a ten year period if electric energy market prices exceed certain amounts during the ten year sharing period. Niagara Mohawk has proposed to the PSC that any future payments received under the financial sharing agreement will serve to reduce the unamortized regulatory asset recorded as a result of the sale of the nuclear assets.

While the PPAs for the generation asset sales, which entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the "provider of last resort" as outlined in the POWERCHOICE agreement. The PPAs that convert to either swap agreements or swaptions act as hedges against rising power costs.

Upon closing of the sale of the nuclear assets, Niagara Mohawk will still be liable for spent nuclear fuel disposal for its share of fuel burned prior to the closing. See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Nuclear Operations, "Nuclear Fuel Disposal Cost" for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk's determination of liability. The Nuclear Waste Act provided three payment options for liquidating the liability for the disposal of nuclear fuel irradiated prior to 1983, and Niagara Mohawk elected to delay payment, with interest, until the year in which it initially plans to ship irradiated fuel to an approved DOE disposal facility. Through September 30, 1999, Niagara Mohawk has recorded a liability of approximately $124.5 million. This liability will remain with Niagara Mohawk until the DOE provides disposal facilities. Niagara Mohawk also retains liability for changes enacted prior to closing, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale or in the pre-1983 liability. Niagara Mohawk is unable to predict the outcome of this matter.

                          NUCLEAR OPERATIONS

On September 24, 1999, Niagara Mohawk announced that it had begun a comprehensive program to enhance the operating performance of its two nuclear plants, Unit 1 and Unit 2. Recent internal and external performance reviews, including a review by the NRC, outline the need for operational improvements. Niagara Mohawk intends to increase management observation and monitoring of control room activities and increase oversight by plant mangers of maintenance and surveillance activities to ensure integration of all site work. In addition, the NRC will continue to monitor and assess activities at the two plants. Niagara Mohawk expects to spend approximately $0.4 million in expense during the remainder of 1999 for this performance improvement program and has budgeted an additional $9.4 million in expense and $7.9 million for capital improvements for the 12 months ending December 31, 2000. The amounts spent during 2000 could be less, depending on the timing of the sale of the Unit 1 and Unit 2.

               STRANDED COST RECOVERY IN THE CASE OF MUNICIPALIZATION
                              (VILLAGE OF LAKEWOOD)

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery").

In April 1996, the FERC issued Order 888, which stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888's open access mandate. Order 888 left to the states the issue of retail stranded cost recovery.

In November 1997, FERC issued Order 888-B. This Order clarified that the FERC recognizes the existence of concurrent state jurisdiction over stranded costs arising from municipalization. The FERC acknowledged in Order 888-B that the states may be first to address the issue of retail-turned-wholesale stranded costs, and stated that it will give the states substantial deference where they have done so.

The Village of Lakewood ("Lakewood') is considering municipalization and requested an estimate of their stranded cost obligation. In August 1997, Niagara Mohawk provided Lakewood with an estimate of its stranded cost obligation in response to a formal request under FERC Order 888. In June 1998, Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of Niagara Mohawk's stranded costs if it created a new municipal electric system. Niagara Mohawk responded in opposition to this petition. On October 1, 1998, FERC set a hearing with a FERC Administrative Law Judge in the matter of Lakewood's stranded cost obligation to Niagara Mohawk under Order 888.

The PSC and Niagara Mohawk requested rehearing of the FERC's October 1, 1998 order setting a hearing. Both parties pointed out that the PSC has a process in place to adjudicate Lakewood's liability for stranded costs under Niagara Mohawk's Retail Tariff in the event of municipalization, and suggested that it would be inefficient and contrary to Order No. 888-B for the FERC to hold hearings on Lakewood's stranded cost obligation under Order 888 until Lakewood's stranded cost obligation under the Retail Tariff has been established by the PSC. Niagara Mohawk also sought clarification that Order 888 does not preempt the PSC's jurisdiction to authorize the recovery of stranded costs under the exit fee provisions of its Retail Tariff.

On December 11, 1998 the FERC issued an order granting Niagara Mohawk's request for clarification that Order 888 does not preempt the exit fee provision of the Retail Tariff and directing that the Lakewood case be held in abeyance pending the resolution of Lakewood's stranded cost obligation under Niagara Mohawk's Retail Tariff. On January 7, 1999, the PSC directed Niagara Mohawk to provide Lakewood an estimate of Lakewood's stranded cost obligation under the exit fee provisions of Niagara Mohawk's Retail Tariff. On February 18, 1999, Niagara Mohawk provided Lakewood with an estimate of these exit fees of $14.98 million.

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18.0 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The PSC staff filed their direct case on October 25, 1999, which supported an exit fee of $15.6 to $16.7 million. Rebuttal testimony is due on November 10, 1999 and the PSC has scheduled a hearing for the purpose of cross-examination of all testimony to begin on December 1, 1999. Niagara Mohawk expects the PSC to render a decision during the first quarter of 2000. Niagara Mohawk is unable to predict the outcome of this matter.

While the municipalization of Lakewood would not have a material impact on Niagara Mohawk's results of operation and financial position, the outcome of this matter will likely define the methodology to determine exit fees. For a further discussion of Niagara Mohawk's stranded cost recovery in the case of municipalization, see Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery."

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

On June 24, 1998, FERC gave the NYPP Member Systems conditional approval to form the NYISO and since that time, several filings and settlements have been made. On January 27, 1999, FERC conditionally approved the NYISO tariff subject to certain modifications and on April 30, 1999, the Member Systems made a Compliance Filing to address the modifications FERC required to be made to the NYISO tariff. On July 2, 1999, the Member Systems filed a multi-party settlement agreement, which addressed FERC's remaining concerns relative to NYISO governance. In addition, market trials began in January 1999 and continue to progress in preparation for the NYISO start up.

On July 28, 1999, FERC accepted the NYISO's revised tariff and market rules, finding that the tariffs and agreements covering such issues as reliability policies, firm and network transmission service, and transmission congestion management and charges are acceptable with some modifications. The Member Systems have addressed these remaining items and the NYISO has announced that it plans to start up on November 18, 1999. Niagara Mohawk views this progress as an important step toward a more competitive market for electricity in New York State, consistent with its POWERCHOICE restructuring agreement.

As part of the agreement with the NYISO, Niagara Mohawk will be required to sell to the NYISO all of its transmission capacity, except such capacity grandfathered under prior transmission contracts, every six months. In turn, Niagara Mohawk will purchase any additional transmission capacity needs through the competitive bid process of the NYISO. Approximately $70 million, or three quarters of Niagara Mohawk's annual transmission revenues are derived from the grandfathered transmission contracts with generators. At this time, Niagara Mohawk cannot determine the impact of the transition to the NYISO on its transmission revenues due to the unknown market rates and capacity needs.

                GAS MULTI-YEAR RATE AND RESTRUCTURING PROPOSAL

Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999 in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. Niagara Mohawk has been negotiating with the PSC and other parties, but has not reach a final agreement. However, Niagara Mohawk and the PSC Staff have settled on an interim arrangement that: freezes delivery rates at current levels, subject to refund if the permanent rates are lower and allows the pass through of lowered pipeline costs. In addition, the interim arrangement minimizes Niagara Mohawk's exposure to stranded costs through April 2000 (the winter heating season). Niagara Mohawk is continuing to work with the PSC and other interested parties to reach a final settlement, but it cannot predict the timing or outcome of such a settlement.

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

PLAN: Niagara Mohawk formed a year 2000 project management office and year
2000 project managers were appointed within each business group. A year 2000 program vice-president and an executive level steering committee were put in place to oversee all aspects of the program. In addition to Niagara Mohawk personnel, Niagara Mohawk retained the services of leading computer service and consulting firms specializing in computer systems and embedded components, which are involved in various phases of the project. Also, Niagara Mohawk is working closely with industry groups such as the Electric Power Research Institute ("EPRI"), North American Electric Reliability Council ("NERC"), Nuclear Energy Institute, Nuclear Utilities Software Management Group, and other utilities. In addition, the PSC required New York utilities have mission critical year 2000 work, including a contingency plan, completed by July 1, 1999, and the NRC required Niagara Mohawk to certify that its two nuclear plants will be year 2000 ready by July 1, 1999. A plan was developed that established phases of the work to be done. The phases are:

- an inventory of all systems and equipment (including a physical walkdown of all of Niagara Mohawk's substations),
-  an assessment of all systems and equipment and definition of next steps,
-  remediation,
-  testing and validation,
-  acceptance and deployment,
-  independent validation, and
-  contingency planning.

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

Although Niagara Mohawk identified seven different phases of the project, in some cases the phases were done concurrently. For example, individual computers were completely tested and redeployed while others were being remediated. Information obtained within the phases was reviewed by a subject matter expert panel consisting of employees and consultants. Additional testing was performed based on the importance of the component and a recommendation of the panel. Complete integration and interface testing was performed on components and systems whenever possible.

Niagara Mohawk's primary focus has been on priorities 1 and 2 because of the direct impact on customers. Although Niagara Mohawk's plan addressed completion of all priority items prior to July 1, 1999, there are a few minor exceptions. These are scheduled to be completed prior to January 1, 2000.

Niagara Mohawk's progress with its year 2000 issues for mission critical items are as follows:

    PHASE                      STATUS
    ---------------------      --------
    Inventory                  Complete
    Assessment                 Complete
    Remediation                Complete
    Testing                    Complete
    Acceptance                 Complete
    Validation                 Complete
    Contingency Planning       Ongoing

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

Niagara Mohawk has also successfully completed year 2000 readiness tests at its generation plants (including the plants that were sold, because Niagara Mohawk will continue to receive power from these plants under PPAs subsequent to their sale and transfer).

RISKS: Like any organization, Niagara Mohawk is dependent upon many third parties, including suppliers of energy and materials (e.g. independent power producers), service providers, transporters, and the government. These third parties provide services vital to Niagara Mohawk and year 2000 problems at these companies could adversely affect electric and gas operations. One such example is that Niagara Mohawk expects that by the year 2000, it will be purchasing the majority of its electric generation needs. If any of these suppliers has a year 2000 failure, it could interrupt energy supply to Niagara Mohawk's customers. Another example of such a vital third party is telephone companies. If the telephone companies have year 2000 failures, this could in turn affect Niagara Mohawk's customer response capabilities and its ability to operate and maintain the transmission and distribution system that carries electricity to businesses and customer homes. To address these third party issues, Niagara Mohawk requested certificates of compliance from third parties and followed up with the third parties as appropriate. Niagara Mohawk intends to continue following up with significant third parties during the remainder of 1999 to verify the accuracy of responses and the status of their year 2000 readiness. However, Niagara Mohawk may not be able to verify accuracy in all cases. With respect to generation suppliers, Niagara Mohawk has had a higher level of contact and believes there will be an adequate amount of supply available. The inability of suppliers to complete their year 2000 readiness process could materially adversely impact Niagara Mohawk.

Niagara Mohawk is connected to an electric grid that links utilities throughout the United States and Canada. This interconnection is essential to the reliability and operational integrity of the connected utilities. If one of the electric utilities in the grid has a failure, it could cause power fluctuations and possible interruption of others in the grid. As a result, even if Niagara Mohawk did an effective job of becoming compliant, it could still have customer interruptions. Niagara Mohawk is working closely with NYPP and its successor the NYISO, NERC, other utilities, EPRI, and other industry groups to address the issue of grid reliability.

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

The failure to correct for year 2000 problems, either by Niagara Mohawk or third parties, could result in significant disruptions of Niagara Mohawk operations. While massive disruptions due to year 2000 failures are believed to be unlikely by both the electric and gas industries and by Niagara Mohawk, they cannot be ruled out. Localized disruptions, similar to storm damage related disruptions, caused by unforeseen failures, either within Niagara Mohawk or by a critical third party, such as voice or data links, are believed to be the most reasonably likely worst case scenario for Niagara Mohawk based upon current knowledge regarding its condition of readiness and the state of readiness of third parties. Niagara Mohawk's business systems may also be affected by a year 2000 related failure that could temporarily interrupt the ability to communicate with customers, collect revenue, or complete cash transactions. In addition, no assurances can be given that the systems of vendors, interconnected utilities, power producers and customers will not result in year 2000 problems. Since the expected impact of these scenarios on Niagara Mohawk's operations, cash flow and financial position cannot be determined, there is no assurance that they would not be material. However, Niagara Mohawk's contingency plans are designed to address these potential failure and mitigate their long-term effect.

CONTINGENCY PLANS: Niagara Mohawk's year 2000 schedules includes the development and implementation of contingency plans in the event of year 2000 failures, both within Niagara Mohawk and by third parties. Niagara Mohawk's Emergency Planning manager is responsible for overseeing and assisting the business groups in the creation of their contingency plans. The contingency plans vary by business group and by the various priority levels for different systems and equipment. A schedule was created to track progress of these plans.

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

The NYPP has arranged to have access to 25% more "reserve" electricity than it normally needs on a typical New Year's Eve. This reserve will be available to Niagara Mohawk if necessary. In addition Niagara Mohawk will have available an estimated 20-day supply of natural gas in nearby storage facilities on December 31, 1999. These natural gas storage facilities are located close to the New York State border, such that natural gas can be withdrawn and sent to customers within Niagara Mohawk's natural gas service territory.

On April 9, 1999, Niagara Mohawk, along with approximately 200 other electric utilities across the United States, participated in a drill coordinated by NERC. NERC has reported that overall, the drill was a successful exercise of backup voice systems and manual procedures needed to operate the electric power grids of the United States and Canada in the unlikely event of a loss of communications due to year 2000 failures. Niagara Mohawk participated in NERC's drill on September 8 and 9, 1999 along with over 500 electric utilities across the United States and Canada. The goal of the drill was to provide the bulk electric power systems of North America an opportunity to rehearse under simulated conditions, key portions of their administrative, operating, communications and contingency response plans. NERC and Niagara Mohawk noted no significant problems throughout the drill.

COSTS: During the third quarter of 1999, Niagara Mohawk reduced its estimate of total program costs, since it has not found as many non-compliant components as had originally been anticipated. This finding is consistent with what other companies have experienced in the electric and gas utility industry. Niagara Mohawk estimates that total program costs through 2000 will approximate $30.5 million, of which approximately $21.7 million will be expensed and $8.8 million will be capitalized. Total program costs incurred through September 30, 1999 are $21.2 million of which $14.7 million was expensed and $6.5 million was capitalized. Program costs incurred during the nine months ended September 30, 1999 were $9.6 million, of which $6.7 million was expensed and $2.9 million was capitalized. Niagara Mohawk expects to fund the total program costs through operating cash flows. For a discussion of the costs of large computer projects that Niagara Mohawk recently implemented and were year 2000 compliant, see Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Year 2000 Readiness Disclosure."

Certain statements included in this discussion regarding year 2000 compliance are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. These statements include management's best estimates for completion dates for the various phases and priorities, testing to be performed, costs to be spent for compliance, and the risks associated with non-compliance either by Niagara Mohawk or third parties. These forward-looking statements are subject to various factors, which may materially affect Niagara Mohawk's efforts with yea 2000 compliance. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, which could cause a change in the estimated completion date of a particular phase, the ability to locate and correct all relevant software and embedded components, the compliance of critical vendors, as well as neighboring utilities, and similar uncertainties. Niagara Mohawk's assessments of the effects of year 2000 on Niagara Mohawk are based, in part, upon information received from third parties and other utilities, and Niagara Mohawk's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties and other utilities upon which Niagara Mohawk reasonably relied must be considered as a risk factor that might affect Niagara Mohawk's year 2000 efforts. Niagara Mohawk is attempting to reduce the risks by utilizing an organized approach, extensive testing and contingency planning, and allowance of ample contingency time to address issues identified by tests.

                                FINANCIAL POSITION

Holdings and Niagara Mohawk's capital structure at September 30, 1999 and December 31, 1998, was as follows:


                                     SEPTEMBER 30,   December 31,
                                         1999           1998
                                     -------------   ------------
HOLDINGS:
Long-term debt. . . . . . . .           60.7%          64.6%
Preferred stock of subsidiary            5.4            4.9
Common equity . . . . . . . .           33.9           30.5

NIAGARA MOHAWK:
Long-term debt. . . . . . . .           62.0           64.6
Preferred stock . . . . . . .            5.5            4.9
Common equity . . . . . . . .           32.5           30.5


The culmination of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. Through the anticipated increased operating cash flow resulting from the MRA and POWERCHOICE agreement, including the proceeds from the sale of the fossil and hydro generation assets, and the planned rapid repayment of debt, should reduce the leverage in the capital structure of both entities. Book value of Holdings' common stock was $16.83 per share at September 30, 1999, as compared to $16.92 at December 31, 1998.

EBITDA for the 12 months ended September 30, 1999 was approximately $1.3 billion for Holdings, an increase of approximately $0.4 billion compared to the 12 months ended September 30, 1998. This increase is generated almost entirely by Niagara Mohawk. The improvement in EBITDA is derived primarily from the impacts of the MRA and POWERCHOICE. The generation sales, especially nuclear, will slightly lower EBITDA primarily as a result of the PPAs that Niagara Mohawk entered into with the new owners of the generation assets. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, and extraordinary items.
EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

Niagara Mohawk has been reviewing its capital structure in light of its scheduled debt reduction program, its divestiture of its electric generation and the changing industry. As a result, Niagara Mohawk filed two petitions with the PSC on July 1, 1999. The PSC approved the petitions on September 22, 1999 as follows:

- REFINANCE PREFERRED STOCK - The PSC approved Niagara Mohawk's petition to issue up to $350 million in preferred stock through December 31, 2000. Niagara Mohawk intends to use the proceeds to redeem certain series of its outstanding preferred stock to take advantage of lower dividend rates.

- PURCHASE COMMON STOCK - The PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Niagara Mohawk estimates, depending on market conditions, that it may purchase up to 40 million shares of Holdings' common stock over a six year period extending through 2005, of which Holdings' Board of Directors has approved a program to repurchase 20 million shares through December 31, 2001.

   In the third quarter of 1999, Niagara Mohawk entered into two agreements which expire in less than one year, whereby two agents would purchase up to 9 million shares of Holdings' common stock on Niagara Mohawk's behalf.
   At any time prior to the expiration of these agreements, Niagara Mohawk can repurchase the common stock from the agents and is required to reimburse these agents (in stock and/or cash) for the costs they incurred to buy the stock plus a carrying charge. The two agents have incurred a total of approximately $140.3 million or $15.60 per share to purchase the 9 million shares. In addition, Niagara Mohawk intends to purchase additional shares on the open market. As of October 31, 1999, Niagara Mohawk has not repurchased the 9 million shares from the agents but has purchased 80,000 shares on the open market. However, Niagara Mohawk has placed approximately $9.4 million on deposit as collateral for the purchases, in accordance with the provisions of one of the agreements. The shares repurchased by the agents, but not yet paid for by Niagara Mohawk, remain in the number of shares outstanding in computing earnings per share.

                    LIQUIDITY AND CAPITAL RESOURCES

(See Niagara Mohawk's Form 10-K for fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources").

Niagara Mohawk is obligated to use 85 percent of the proceeds of the sale of its generation assets to reduce debt outstanding, as outlined in its Senior Note indenture. To date, Niagara Mohawk has received $860 million on the sale of its two coal-fired generation plants, its hydroelectric generation plants, and its oil and gas-fired plant in Oswego. In addition, in June 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen for $135 million, which is subject to price adjustments depending on the timing of the closing. Niagara Mohawk has also announced on October 6, 1999 an agreement to sell its oil and gas-fired plant at Albany for $47.5 million. In addition, Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant. For a further discussion of the terms and adjustments to the generation assets sales agreements, see "Generation Assets Sales" above. With Niagara Mohawk's stronger operating cash flows and proceeds from sales of its coal, hydro, and its oil and gas facilities, approximately $1.1 billion of debt has been retired in 1999 consistent with debt reduction goals. Niagara Mohawk has taken the following actions in 1999:

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

- Niagara Mohawk redeemed its 9.5% series of First Mortgage Bonds totaling $150 million on July 14, 1999. Niagara Mohawk expensed during the third quarter of 1999 approximately $11.6 million related to the early redemption of these bonds, including a premium of $8.8 million for early redemption and unamortized debt expense and debt issuance costs of $2.8 million. These expenses have been reflected as an extraordinary item during the third quarter of 1999.

- On July 1, 1999, Niagara Mohawk also made a scheduled payment to retire upon maturity its 6-1/2% Senior Notes of $300 million.

- On September 8, 1999, Niagara Mohawk called $500 million of its Senior Notes. The $500 million was redeemed on a pro rata basis between several series of its Senior Notes in accordance with the debt provisions. Niagara Mohawk redeemed the notes at a cash redemption price equal to 100 percent of the principal plus accrued interest. Niagara Mohawk charged to expense approximately $8.4 million for unamortized debt expense and debt issuance costs associated with these Senior Notes. These expenses have been recorded as an extraordinary item during the third quarter of 1999.

- On September 8, 1999, Niagara Mohawk called its Medium Term Notes totaling $20 million. Niagara Mohawk redeemed these notes at a cash redemption price of 100 percent of the principal plus accrued interest. The amount of unamortized debt expense recorded as an extraordinary item was negligible.

As of September 30, 1999, Niagara Mohawk has $275 million of borrowing capability under the senior bank facility. Also, Niagara Mohawk has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. The senior bank facility term expires on June 1, 2000. As a result, the amount outstanding on this facility at September 30, 1999, $105 million, has been recorded as a current liability on both Holdings and Niagara Mohawk's balance sheets. In addition, Holdings unregulated subsidiaries have an agreement with banks for letters of credit totaling up to $25 million.

NET CASH FROM OPERATING ACTIVITIES increased $3,884.7 million for Holdings and $3,887.4 million for Niagara Mohawk in the nine months ended September 30, 1999 as compared to the same period in 1998, primarily because the 1998 operating cash included the payments to the settling IPPs to consummate the MRA. 1999 operating cash flow also improved due to Niagara Mohawk's receipt of federal income tax refunds in January 1999 totaling approximately $135 million and as expected, operating cash flow improved due to the impacts of the MRA and POWERCHOICE. (See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources"). Offsetting these improvements in the nine months was a reduction in the amount of accounts receivable sold through cash management.

Holdings and Niagara Mohawk's NET CASH FROM INVESTING ACTIVITIES increased $864.7 and $971.4 million, respectively in the nine months ended September 30, 1999 as compared to the same period in 1998. These increases are primarily due to the cash received from the sale of the Huntley and Dunkirk coal-fired generation assets and the hydro generation assets.

Holdings and Niagara Mohawk's NET CASH FROM FINANCING ACTIVITIES decreased $4,665.2 and $4,818.1 million, respectively due to the early repayment of debt, and the dividend and related cash transfer of Opinac to Holdings on March 31, 1999. Financing activities during the first nine months of 1998 were positively impacted by the issuance of the Senior Notes to finance the MRA.

                            RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 1999 in comparison to the same periods in 1998. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and nine-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the June 30, 1998 termination, restatement or amendment of IPP contracts, the implementation of POWERCHOICE and the sale of the fossil and hydro generation assets. With the consummation of the MRA and the implementation of POWERCHOICE effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years under POWERCHOICE to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

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

On May 19, 1999, Niagara Mohawk filed a report with the PSC and the New York State Consumer Protection Board detailing steps taken by Niagara Mohawk in response to problems with the CSS system. The report outlined how Niagara Mohawk intends to rectify the problems encountered. Niagara Mohawk has subsequently provided the PSC with three additional status reports outlining results and actions taken to resolve problems, and noting reductions in customer call volumes and complaints, and improved bill quality.

The CSS transition period presents several financial exposures. Although there are known billing issues, Niagara Mohawk believes that overall recorded revenues fairly reflect the revenues of Niagara Mohawk over this period. Outstanding accounts receivables have increased Niagara Mohawk's bad debt expense through September 30, 1999 was $41.4 million as compared to $28.5 million through September 30, 1998, with the increase attributable to the increased exposure to collection risk. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance relating to this transition period, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business. However, the actions available to Niagara Mohawk become more limited during the heating season (beginning November 1, 1999), since under the law, it cannot disconnect service to residential customers.

The PSC has sent a letter to Niagara Mohawk outlining its intent to assess the development and implementation of the CSS project. Preliminary discussions were held with the PSC on September 22, 1999, but Niagara Mohawk is unable to predict the outcome of a PSC investigation. Further, POWERCHOICE provides for penalties in the event certain customer related performance metrics are not met. The maximum penalty for PSC complaints and residential customer satisfaction is $4.4 million per year. Niagara Mohawk met the performance metric relating to customer complaints and did not incur any penalties associated with that metric for the 12 months ended September 1, 1999. However, Niagara Mohawk accrued a penalty for the performance metric associated with the customer satisfaction index. This penalty amounted to $0.4 million for the 12 months ended September 1, 1999.

Niagara Mohawk continues to assess the increased costs it will incur to complete the transition to CSS. Costs incurred prior to implementation of CSS in February 1999 were generally capitalized. Niagara Mohawk expected to incur costs chargeable to expense in 1999 for maintenance of CSS. Incurred costs were also expected to be higher in the first several years subsequent to implementation as knowledge and experience is transferred from the vendor to Niagara Mohawk. While implementation requirements are diminishing, Niagara Mohawk may face additional costs if the PSC seeks other retail access-related initiatives that would require modifications to CSS. Niagara Mohawk cannot predict the costs of these potential changes. Niagara Mohawk is also experiencing higher costs in 1999 as a result of implementing retail access for all customers. All of these costs, generally vendor, labor and phone charges, are likely to continue into 2000 until customers become more familiar with the transition to CSS, including retail access. Based on the actual and anticipated scope of effort to be completed in 1999, total CSS-related charges to expense, exclusive of bad debts, are estimated to be $37.8 million, of which approximately $27.4 million relates to expected maintenance and knowledge transfer activities. Niagara Mohawk had expected to spend $11.2 million during 1999 for maintenance and knowledge transfer activities.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
 ----------------------------------------------------------------------------
1998
---

Holdings:
---------

Holdings experienced a loss during the third quarter of 1999 of $31.7 million or 17 cents per share, as compared with Niagara Mohawk earnings of $8.5 million or 5 cents per share for the third quarter of 1998. Third quarter 1999 results reflect the impact from Niagara Mohawk's amortization of the MRA regulatory asset which had a non-cash earnings impact of $41.9 million or 22 cents per share as compared to the same period in 1998. Third quarter 1999 results were also impacted by Niagara Mohawk's early redemption of First Mortgage Bonds, Senior Notes and Medium Term Notes, which reduced earnings by $13.1 million or 7 cents per share and is reflected as an extraordinary item. Third quarter 1998 results were negatively impacted by a significant windstorm in September 1998 with costs of $9.0 million or 5 cents per share.

Niagara Mohawk:
---------------

Niagara Mohawk also incurred a loss during the third quarter of 1999. This loss as compared to the same period in 1998 is explained above in the discussion of Holdings' loss for the same period.

REVENUES
--------

REGULATED ELECTRIC REVENUES decreased $6.0 million or 0.7% from the third quarter of 1998. The decrease is primarily due to the lower residential and commercial rates as a result of POWERCHOICE. Sales to other electric systems were also lower in the third quarter of 1999 primarily due to lower sales to one utility. These decreases were partially offset by an increase in miscellaneous revenues during the third quarter of 1999 primarily due to an increase in transmission revenue. In accordance with POWERCHOICE, Niagara Mohawk recognizes changes in unbilled revenues in its results of operations. There were no significant unanticipated sales variances during the quarter.

UNREGULATED ELECTRIC REVENUES increased $50.1 million or 116.7% from the third quarter of 1998 primarily as a result of Niagara Mohawk Energy, Inc.'s ("Niagara Mohawk Energy") increased wholesale and retail activity.

REGULATED GAS REVENUES increased $2.7 million or 3.8% in the third quarter of 1999 from the comparable period in 1998, as a result of an increase in residential sales and revenue. The increase in regulated gas revenues is also due to revenue earned from revenue sharing mechanisms allowed in Niagara Mohawk's gas rates as a result of lowering the cost of gas purchases. See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - Multi-Year Gas Rate Settlement Agreement," for an explanation of Niagara Mohawk's rate agreement and revenue sharing mechanisms.

UNREGULATED GAS REVENUES increased $3.1 million or 49.7% in the third quarter of 1999 from the comparable period in 1998, primarily as a result of Niagara Mohawk Energy increased wholesale activity.

OPERATING EXPENSES
 -----------------

Niagara Mohawk's total ELECTRICITY PURCHASED decreased $8.6 million or 3.6% in the third quarter of 1999. This decrease is primarily due to a decrease of $101.3 million in costs deferred and recovered through the fuel adjustment clause. The decrease of $101.3 million includes $79 million in costs related to net reductions in payments to the IPP Parties in July and August 1998, the benefits of which were deferred for future rate making decision. The fuel adjustment clause was eliminated under POWERCHOICE. The decrease is offset by purchases, aggregating $59.7 million under PPAs from Niagara Mohawk's previously owned coal and hydro generation plants and a net increase in purchases from other utilities and IPPs of $33 million.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION decreased $26.9 million or 33.6% as compared to the third quarter in 1998, primarily as a result of the sale of its two coal-fired generation plants. In accordance with POWERCHOICE, the electric fuel adjustment clause was discontinued effective September 1, 1998.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $48.9 million or 125.1% in the third quarter of 1999 to meet higher sales requirements.

Niagara Mohawk's GAS PURCHASED expense decreased $0.1 million in the third quarter of 1999. This was a result of a $4.1 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause and a $3.4 million decrease in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. These costs were offset by an increase 0.8 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($5.1 million) and a 3.1% increase in the average cost per Dth purchased ($2.3 million).

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as an increase of $3.0 million in the third quarter of 1999 primarily as a result of higher unregulated sales.

DEPRECIATION AND AMORTIZATION expense has decreased by approximately $9.1 million for both Holdings and Niagara Mohawk as compared to the third quarter of 1998 as a result of the sale of Niagara Mohawk's two coal-fired generation plants and its hydro generation plants, which has had the effect of decreasing depreciation and amortization expense by approximately $10 million. However, the decrease is partially offset as a result of placing in service several computer system projects with depreciable lives that are significantly shorter than typical transmission and distribution assets.

OTHER TAXES for both Holdings and Niagara Mohawk have decreased as compared to the third quarter of 1998 primarily as a result of a reduction in the New York State GRT tax rate beginning in October 1998, as well as a reduction in property taxes of approximately $7.8 million in connection with the sale of Niagara Mohawk's coal-fired and hydro generation plants.

In approving POWERCHOICE, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk's POWERCHOICE filing be deferred for future disposition. Holdings and Niagara Mohawk's OTHER INCOME decreased primarily due to the recording of approximately $44.6 million in 1998 on the deferral of MRA financing costs and the recording of a regulatory liability relating to the MRA debt interest rate savings liability of $4.1 million as compared to the same period in 1998. These decreases were partially offset by the recording of the approximately $8.0 million incentive earned in 1999 on the sale of the fossil and hydro generation assets.

Holdings and Niagara Mohawk's INTEREST CHARGES have decreased due to the redemption of Niagara Mohawk's Senior Notes and First Mortgage Bonds. For a more detailed discussion of the debt retired during the third quarter of 1999, see the "Financial Position" section above.

The decrease in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES is due to lower third quarter book taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

Holdings:
---------

Holdings experienced a loss for the first nine months of 1999 of $16.9 million or 9 cents per share, as compared with a Niagara Mohawk loss of $130.9 million or 82 cents per share for the first nine months of 1998. Earnings for the first nine months of 1999 reflect the impact from Niagara Mohawk's MRA and POWERCHOICE, which have resulted in lower aggregate fuel and purchased electricity costs, partly offset by increased interest costs, resulting in improved earnings by $129.6 million or 69 cents per share. However, the amortization of the MRA regulatory asset had a non-cash earnings impact of $167.5 million or 89 cents per share. Earnings for the first nine months of 1999 were also impacted by Niagara Mohawk's early redemption of First Mortgage Bonds, Senior Notes and Medium Term Notes, which required a charge to earnings of $23.8 million or 13 cents per share that is reflected as an extraordinary item (See Part I, Item 1. Notes to Consolidated Financial Statements, Note 5). Earnings for the first nine months of 1998 reflect the incremental costs of the 1998 ice storm and the 1998 wind storm, which reduced earnings by $80.2 million or 33 cents per share and a non-cash write-off of $263.2 million, or $1.18 per share associated with the portion of the MRA costs disallowed in rates by the PSC. The comparison of earnings per share is also affected by the issuance of approximately 43 million shares to the IPP Parties on June 30, 1998.

Niagara Mohawk:
---------------

Niagara Mohawk experienced a loss of $18.3 million for the first nine months of 1999. The variations in earnings as compared to the same period in 1998 are noted above in the discussion of Holdings' earnings for the same period.

REVENUES AND SALES
------------------

                         NINE MONTHS ENDED SEPTEMBER 30,

                                ELECTRIC REVENUE (THOUSANDS)                  SALES (GWH)
                           -------------------------------------   ------------------------------
                                                          %                                  %
                                 1999          1998     Change       1999       1998      Change
                           ------------  ------------   --------   -------     -------    -------
REGULATED:
   Residential. . . . . .  $    962,525  $    919,117     4.7       7,864       7,358       6.9
   Commercial . . . . . .       911,264       941,355    (3.2)      9,146       8,824       3.6
   Industrial . . . . . .       361,446       370,172    (2.4)      5,114       5,186      (1.4)
   Industrial - Special .        48,938        47,583     2.8       3,386       3,378       0.2
   Other. . . . . . . . .        36,612        40,811   (10.3)        136         172     (20.9)
                           ------------  ------------   --------   -------     -------    -------
Regulated Total to
    Ultimate Consumers. .     2,320,785     2,319,038     0.1      25,646      24,918       2.9
   Other Electric Systems        33,673        82,643   (59.3)      1,227       3,082     (60.2)
   Distribution of Energy        36,875        23,913    54.2           -          -
   Miscellaneous. . . . .        59,887        80,454   (25.6)          -          -
                           ------------  ------------   --------   -------     -------    -------

Total Regulated . . . . .     2,451,220     2,506,048    (2.2)     26,873      28,000      (4.0)

UNREGULATED:
   Wholesale & Retail . .       146,523       118,482    23.7       4,074       4,096      (0.5)
                           ------------  ------------   --------   -------     -------     ------

TOTAL . . . . . . . . . .  $  2,597,743  $  2,624,530    (1.0)     30,947      32,096      (3.6)
                           ============  ============   ========   =======     =======     ======


REGULATED ELECTRIC REVENUES decreased $54.8 million or 2.2% from the first nine months of 1998. The new CSS system has converted all customers previously billed on a bi-monthly basis to a monthly basis, which has resulted in an increase in billed revenue and sales (GWh), with corresponding decreases in accrued unbilled revenues. In accordance with POWERCHOICE, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations, whereas, in the first eight months of 1998, the effects of the changes in accrued unbilled revenues were deferred. As a result, miscellaneous revenues, which include the unbilled revenues, have decreased by approximately $20.6 million. Commercial and industrial revenues have decreased in the first nine months of 1999 as compared to 1998 due to lower POWERCHOICE rates and commercial and industrial customers switching energy providers as a result of open access. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected in the table above as "Distribution of Energy." The GWh that are delivered to the customers who have chosen an alternative supplier are not included in the sales amounts in the above table. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in "Other Electric Systems." Therefore, overall electric revenues were not materially impacted by open access. Sales to other electric systems were also lower in the first nine months of 1999 primarily due to reduced sales to one utility. There were no significant unanticipated sales variances during the first nine months of 1999.

UNREGULATED ELECTRIC REVENUES increased $28.0 million or 23.7% from the first nine months of 1998 primarily as a result of Niagara Mohawk Energy increased retail activities.


                                          NINE MONTHS ENDED SEPTEMBER 30,

                                GAS REVENUE (THOUSANDS)            SALES (THOUSANDS OF DTH)
                          -----------------------------------  -----------------------------
                                                       %                                %
                              1999         1998      Change      1999      1998      Change
                          ----------    ---------   -------   -------    --------    -------
REGULATED:
   Residential . . . . .  $  298,115    $ 291,794     2.2      40,883     36,828      11.0
   Commercial. . . . . .      82,426       87,063    (5.3)     13,059     13,443      (2.9)
   Industrial. . . . . .       1,951        2,838   (31.3)        449        589     (23.8)
                          ----------    ---------   -------   -------    --------    -------
Regulated Total to
    Ultimate Consumers .     382,492      381,695     0.2      54,391     50,860       6.9
   Transportation of
      Customer-Owned Gas      42,007       40,519     3.7     101,918    101,987      (0.1)
   Spot Market Sales . .       3,054        7,888   (61.3)      1,350      4,104     (67.1)
   Miscellaneous . . . .      15,005        3,791   295.8           8         12     (33.3)
                          ----------    ---------   -------   -------    --------    -------


Total Regulated. . . . .     442,558      433,893     2.0     157,667    156,963       0.4

UNREGULATED:
   Wholesale & Retail. .      22,662       29,567   (23.4)      8,127     11,550     (29.6)
                          ----------    ---------   -------   -------    --------    -------

TOTAL. . . . . . . . . .  $  465,220    $ 463,460     0.4     165,794    168,513      (1.6)
                          ==========    =========   =======   =======    ========    =======

REGULATED GAS REVENUES increased $8.7 million or 2.0% in the first nine months of 1999 from the comparable period in 1998, primarily as a result of an increase in sales to residential customers, resulting from colder weather during first quarter of 1999. Although residential sales increased, the cost of gas supplied decreased. Since the cost of gas delivered is a pass-through to customers, gas revenues will fluctuate as gas commodity costs fluctuate. Revenues and sales also increased as a result of beginning to bill customers on a monthly basis rather than a bi-monthly basis. Most customers that were billed on a bi-monthly basis were residential. Pursuant to the gas settlement changes, in accrued unbilled gas revenues are deferred. Miscellaneous gas revenues increased due to revenue earned from revenue sharing mechanisms allowed in Niagara Mohawk's gas rates as a result of lowering the cost of gas purchases. See Niagara Mohawk's Form 10-K for the fiscal year ended December 31, 1998, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - Multi-Year Gas Rate Settlement Agreement," for an explanation of Niagara Mohawk's rate agreement and revenue sharing mechanisms.

UNREGULATED GAS REVENUES decreased $6.9 million or 23.4% in the first nine months of 1999 from the comparable period in 1998, primarily as a result of Niagara Mohawk Energy having reduced trading activity.

OPERATING EXPENSES
------------------

                         NINE MONTHS ENDED SEPTEMBER 30,
                              (NIAGARA MOHAWK ONLY)


                                                    COST (MILLIONS)                  GWH                CENTS/KWH
                                             -----------------------      ------------------------     ------------
                                             1999      1998    % Chg      1999      1998     % Chg     1999    1998
                                             ----      ----    -----      ----      ----     -----     ----    ----
REGULATED FUEL FOR ELECTRIC GENERATION:
   Coal . . . . . . . . . . . . . . . .  $   44.8   $  87.8    (49.0)     2,989     5,873    (49.1)     1.5     1.5
   Oil. . . . . . . . . . . . . . . . .      63.2      47.5     33.1      1,997     1,338     49.3      3.2     3.6
   Natural Gas. . . . . . . . . . . . .      20.3      15.5     31.0        656       554     18.4      3.1     2.8
   Nuclear. . . . . . . . . . . . . . .      25.9      27.1     (4.4)     5,321     5,639     (5.6)     0.5     0.5
   Hydro. . . . . . . . . . . . . . . .         -         -        -      1,396     2,200    (36.5)       -       -
                                         --------- --------   -------    ------    ------    ------     ---     ---
        Sub-total electric generation .     154.2     177.9    (13.3)    12,359    15,604    (20.8)     1.2     1.1
   Deferral . . . . . . . . . . . . . .       3.0       0.5    500.0
                                         --------- --------   -------    ------    ------    ------     ---     ---
        Total electric generation . . .     157.2     178.4    (11.9)    12,359    15,604    (20.8)     1.3     1.1
                                         --------- --------   -------    ------    ------    ------     ---     ---

ELECTRICITY PURCHASED:
   REGULATED:
      IPPs:
         Capacity . . . . . . . . . . .  $    9.8   $ 126.0    (92.2)
         Energy and taxes . . . . . . .     255.7     535.8    (52.3)     5,256     8,014    (34.4)     4.9     6.7
         Swap payments. . . . . . . . .      70.3      19.0    270.0
                                         --------- --------   -------    ------    ------    ------     ---     ---
            Total IPP purchases . . .       335.8     680.8    (50.7)     5,256     8,014    (34.4)     6.4     8.5
      Fossil/Hydro TPAs . . . . . . . .      70.0         -        -      2,094         -        -      3.3       -
      Other purchases . . . . . . . . .     170.7      91.8     85.9      8,320     6,464     28.7      2.1     1.4
                                         --------- --------   -------    ------    ------    ------     ---     ---
         Sub-total regulated purchases.     576.5     772.6    (25.4)    15,670    14,478      8.2      3.7     5.3
      Deferral. . . . . . . . . . . . .      (0.7)     94.1   (100.7)
                                         --------- --------   -------    ------    ------    ------     ---     ---

        Total regulated purchases . . .     575.8     866.7    (33.6)    15,670    14,478      8.2      3.7     6.0
                                         --------- --------   -------    ------    ------    ------     ---     ---


                  Total . . . . . . . .  $  733.0  $1,045.1    (29.9)    28,029    30,082     (6.8)     2.6     3.5
                                         ========= ========   =======    ======    ======    ======     ===     ===

Niagara Mohawk's ELECTRICITY PURCHASED decreased $290.9 million or 33.6% in the first nine months of 1999, as a result of reduced purchases and payments to IPPs. The decrease in IPP purchases is primarily the result of the MRA. The decrease is partially offset by purchases under PPAs from Niagara Mohawk's previously owned coal and hydro generation plants. Niagara Mohawk has also had an increase in electricity purchases from other utilities to meet remaining load requirements. In addition, Niagara Mohawk's 1998 purchased electricity costs reflect $79 million in costs related to net reductions in payments to the IPP Parties in July and August 1998, the benefits of which were deferred for future rate making decisions. The IPP costs will be further reduced as Niagara Mohawk negotiates settlements with other IPPs during 1999. However, purchased power costs will trend upward in the future as Niagara Mohawk's generation asset sales are completed and supply from owned generation is replaced by purchased power.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION decreased $21.2 million as compared to the first nine months in 1998 primarily due to the sale of the two coal-fired generation plants. The decrease in fuel costs was partially offset by an increase in the generation in the remaining fossil generation plants, and an increase in the fuel cost adjustment. In accordance with POWERCHOICE, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $13.3 million or 10.6% in the first nine months of 1999, primarily due increased sales requirements.

Niagara Mohawk's GAS PURCHASED expense decreased $17.9 million in the first nine months of 1999. This was a result of a $18.3 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 7.8 % decrease in the average cost per Dth purchased ($15.7 million), and a $4.8 million decrease in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. These decreases were offset by a 5.5 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($20.9 million). Niagara Mohawk's net cost per Dth sold, as charged to expense during the first nine months, excluding spot market purchases, decreased to $3.79 in 1999 from $4.45 in 1998.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as a decrease of $7.4 million in the first nine months of 1999 primarily as a result of lower unregulated sales.

OTHER OPERATION AND MAINTENANCE EXPENSES for the first nine months of 1999 of both Holdings and Niagara Mohawk have decreased primarily as a result of the 1998 ice storm charges incurred during the first quarter of 1998 and the charges incurred during the third quarter of 1998 from the September 1998 wind storm.

DEPRECIATION AND AMORTIZATION EXPENSE for both Holdings and Niagara Mohawk have increased for the first nine months of 1999 as a result of placing in service several computer system projects with depreciable lives that are significantly shorter than typical transmission and distribution assets. This increase is partially offset by the sale of Niagara Mohawk's two coal-fired generation plants and its hydro generation plants, which has had the effect of decreasing depreciation expense by approximately $11 million during the first nine months of 1999.

OTHER TAXES for both Holdings and Niagara Mohawk have decreased as compared to the first nine months of 1998 primarily as a result of a reduction in the New York State GRT tax rate beginning in October 1998, as well as a reduction in property taxes of approximately $10.9 million in connection with the sale of Niagara Mohawk's coal-fired and hydro generation plants.

In approving POWERCHOICE, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk's POWERCHOICE filing be deferred for future disposition. Holdings and Niagara Mohawk's OTHER INCOME decreased in part due to the recording of a regulatory liability relating to the MRA debt interest rate savings liability of $20.2 million as compared to the same period in 1998. The decrease in other income is also due to the recording of approximately $44.6 million in 1998 on the deferral of MRA financing costs. These decreases were partially offset by the recording of the approximately $8.0 million incentive earned in 1999 on the sale of the fossil and hydro generation assets.

Holdings and Niagara Mohawk's INTEREST CHARGES increased mainly due to the debt incurred as part of the MRA.

The increase in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES is primarily due to higher book taxable income in the first nine months of 1999 as compared to 1998. Included in earnings for the first nine months of 1999 is approximately $9.2 million of previously deferred income tax credits associated with the two coal-fired generation plants and the hydro generation plants which were sold. Niagara Mohawk believes this accounting is consistent with applicable tax laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During June 1999, Niagara Mohawk completed the sale of its Huntley and Dunkirk coal-fired generation plants. A part of the sales agreement, Niagara Mohawk entered into two PPAs with NRG, which convert to financial swaps. As of September 30, 1999, Niagara Mohawk has recorded an $82.6 million swap contract liability for the present value difference between the contract energy prices and projected market prices and has recorded a corresponding swap contract regulatory asset. The discount rate used was 8.7%. The amount of the recorded liability and regulatory asset is sensitive to changes in discount rate and anticipated future market prices. However, these changes will not impact the future cash flow of Niagara Mohawk when considering the all-in price of the notional quantities of energy. See Item 1. Financial Statements, Note 3. Rate and Regulatory Issues and Contingencies for a discussion regarding the terms of these PPAs.

In connection with the pending sale of the Albany plant, Niagara Mohawk has entered into a contract with the new owner that is intended to compensate PSEG for the costs of running the plant. This contract expires on September 30, 2003. The agreement starts out as a contract to buy power and capacity but converts to a financial agreement when the NYISO begins. Since the NYISO should be in operation before the sale agreement is completed, the physical delivery portion of the contract will probably not occur.

The Albany contract converts to an exchange of payments that are based on the market price of energy. No actual energy will be delivered but a quantity of energy, referred to as the call amount, is used to calculate the payment. The call amount is capped each year and totals 1,300 GWh for the life of the contract. The contract is a derivative instrument. Each month Niagara Mohawk pays PSEG a fixed monthly charge plus the call amount times a contract price. The contract price approximates the cost of fuel for the plant and will fluctuate as fuel prices change. PSEG will pay Niagara Mohawk the same call amount times the current market price for energy. This market price will be determined by the NYISO. This exchange of payments is called a swap. Niagara Mohawk has the sole option, within certain limits stated in the contract, to decide what the call amount will be. This combination of a swap with one party having an option is called a swaption. If the market price is expected to be higher than the contract price Niagara Mohawk would likely exercise the option, elect a call amount, and PSEG will make a swap payment to Niagara Mohawk. If the market price is expected to be below the contract price Niagara Mohawk would not likely choose to name a call amount. Regardless, Niagara Mohawk is required to make the fixed monthly payment. For Niagara Mohawk this contract will serve as a hedge against rising energy prices. Niagara Mohawk expects to account for this contract as a hedge of future purchase commitments upon the closing of the sale. The costs associated with the Albany contract are recoverable under Niagara Mohawk's POWERCHOICE rates.

In the third quarter of 1999, Niagara Mohawk entered into two agreements expiring in less than one year, where two agents would purchase up to 9 million shares of Holdings' common stock on Niagara Mohawk's behalf. Niagara Mohawk can settle the agreements by either repurchasing the common stock from the agents in cash at the agent's acquisition price plus a carrying charge or reimbursing the agents through an exchange of stock. The two agents have incurred a total of approximately $140.3 million or $15.60 per share to purchase the 9 million shares. If Niagara Mohawk settles the agreements in stock and the settlement share price is below the acquisition price paid by the agents the transaction would have a dilutive effect on the share value. It is, however, Niagara Mohawk's intent to settle these agreements in cash.

There were no material changes in Holdings market risk or market risk strategies during the nine months ended September 30, 1999. For a detailed discussion of market risk, see Niagara Mohawk's Form 10-K for fiscal period ended December 31, 1998, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                     PART II
                                     -------

ITEM 1.  LEGAL  ROCEEDINGS

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

In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to Niagara Mohawk's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. In January 1998, the NYS Supreme Court granted Niagara Mohawk's motion for summary judgment on the sole remaining claim in this lawsuit and dismissed this lawsuit in its entirety. In January 1998, Inter-Power filed a notice of appeal and perfected the appeal in October 1998. The appeal was argued before the Appellate Division, Third Department, on January 15, 1999. On March 18, 1999, the Appellate Division, Third Department affirmed the dismissal of the last remaining cause of action. On April 30, 1999, Inter-Power filed with the Court of Appeals a motion seeking leave of court to file an appeal in this matter and on May 10, 1999, Niagara Mohawk filed its response. On July 1, 1999, the Court of Appeals denied Inter-Power's motion. Inter-Power's time to appeal this decision has expired.

Fourth Branch Litigation
 -----------------------

In November 1993, Fourth Branch Associates Mechanicville ("Fourth Branch") filed an action against Niagara Mohawk and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, Niagara Mohawk filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the Court granted Niagara Mohawk's motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court's order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch's complaint.

Niagara Mohawk and Fourth Branch had also entered into negotiations under a FERC mediation process. As a result of these negotiations, Niagara Mohawk had proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal included a provision that would require the discontinuance of all litigation between the parties.

Attempts to implement this proposal have been unsuccessful, and Niagara Mohawk informed FERC that its participation in the mediation efforts was concluded.
On January 14, 1997, the FERC Administrative Law Judge issued a report to FERC recommending that the mediation proceeding be terminated, leaving outstanding a Fourth Branch complaint to FERC that alleges anti-competitive conduct by Niagara Mohawk. Niagara Mohawk has made a motion to dismiss Fourth Branch's antitrust complaint before the FERC, which motion was opposed by Fourth Branch. A decision from FERC on this matter is pending.

During July 1998, Fourth Branch commenced a condemnation proceeding in Federal District Court to obtain title to the project property and also has made a unilateral offer of settlement before FERC. Niagara Mohawk served an answer with various affirmative defenses. On July 30, 1998, Fourth Branch moved for Summary Judgment. Niagara Mohawk opposed Fourth Branch's motion and cross-moved for summary judgment in favor of Niagara Mohawk. The Court granted Niagara Mohawk's motion for summary judgment on September 1, 1999. Subsequently, on September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend this lawsuit vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended September 30, 1999 and 1998.

     Exhibit 12a - Statement Showing Computations of Ratio of Earnings to Fixed Charges for the Twelve Months Ended September 30, 1999 for Niagara Mohawk Holdings, Inc.

     Exhibit 12b - Statement Showing Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1999 for Niagara Mohawk Power Corporation.

     Exhibit 15 - Accountants' Acknowledgement Letter

     Exhibit 27a - Financial Data Schedule for Niagara Mohawk Holdings, Inc.

     Exhibit 27b - Financial Data Schedule for Niagara Mohawk Power Corporation

     In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, Niagara Mohawk agrees to furnish to the Securities and Exchange
     Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that Niagara Mohawk completed with a bank group during March 1996 and subsequently amended (effective June 30, 1998). The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of Niagara Mohawk and its subsidiaries.

(b)  Reports on Form 8-K:

     NIAGARA MOHAWK HOLDINGS, INC.
     -----------------------------

     Form 8-K Reporting Date - September 30, 1999
     Items Reported:

     (1)  Item 5. Other Events.
          (a) The registrant filed a letter from the NRC regarding Mid-cycle Plant Performance Review - Nine Mile Point Nuclear Station.
          (b) The registrant filed a press release announcing an agreement to sell Niagara Mohawk's Albany oil and gas-fired generation station.

     (2)  Item 7. Financial Statements and Exhibits.
          Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - October 29, 1999
     Items Reported:

     (1)  Item 5. Other Events.
          Registrant filed press release regarding 1999-third quarter earnings.

     (2)  Item 7. Financial Statements and Exhibits.
          Exhibits required to be filed by Item 601 of Regulation S-K.

     NIAGARA MOHAWK POWER CORPORATION
     --------------------------------

     Form 8-K Reporting Date - September 30, 1999
     Items Reported:

     (1)  Item 5. Other Events.
          (a) The registrant filed a letter from the NRC regarding Mid-cycle Plant Performance Review - Nine Mile Point Nuclear Station.
          (b) The registrant filed its press release announcing an agreement to sell its Albany oil and gas-fired generation station.

     (2)  Item 7. Financial Statements and Exhibits.
          Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - October 29, 1999
     Items Reported:

     (1)  Item 5. Other Events.
          Registrant filed press release regarding 1999-third quarter earnings of Holdings.

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

                                               NIAGARA MOHAWK HOLDINGS, INC.
                                                       (Registrant)



Date:  November 10, 1999                    By /s/Steven W. Tasker
                                               -----------------------------
                                               Steven W. Tasker
                                               Vice President-Controller and
                                               Principal Accounting Officer



                                               NIAGARA MOHAWK POWER CORPORATION
                                                       (Registrant)



Date:  November 10, 1999                    By /s/Steven W. Tasker
                                               -----------------------------
                                               Steven W. Tasker
                                               Vice President-Controller and
                                               Principal Accounting Officer

                NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------

11           NIAGARA MOHAWK HOLDINGS, INC.
             Computation of the Average Number of Shares of Common Stock Outstanding for the Three
             Months and Nine Months Ended September 30, 1999
             and 1998

12a          NIAGARA MOHAWK HOLDINGS, INC.
             Statement Showing Computations of Ratio of
             Earnings to Fixed Charges for the Twelve Months
             Ended September 30, 1999

12b          NIAGARA MOHAWK POWER CORPORATION
             Statement Showing Computations of Ratio of
             Earnings to Fixed Charges and Ratio of
             Earnings to Fixed Charges and Preferred Stock
             Dividends for the Twelve Months Ended
             September 30, 1999

15           Accountants' Acknowledgement Letter

27a          NIAGARA MOHAWK HOLDINGS, INC.
             Financial Data Schedule

27b          NIAGARA MOHAWK POWER CORPORATION
             Financial Data Schedule

                                   EXHIBIT 11

               NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
          For the Three Months and Nine Months Ended September 30, 1999


                                                                                                     (4)
                                                                                              Average Number of
                                                                                              Shares Outstanding
                                                                                               As Shown on the
                                                                                                 Consolidated
                                              (1)                (2)                (3)          Statement of
                                           Shares of          Number of            Share            Income
                                            Common               Days               Days      (3 divided by number
                                             Stock            Outstanding         (2 x 1)     of Days in Period)
                                          ------------------------------------------------------------------------
                                          For the Three Months Ended September 30:
                                          ----------------------------------------

JULY 1 - SEPTEMBER 30, 1999. . . . . . .  187,364,863             92           17,237,567,396    187,364,863
                                          ============                         ===============   ============


July 1 - September 30, 1998. . . . . . .  187,364,863             92           17,237,567,396    187,364,863
                                          ============                         ===============   ============


                                          For the Nine Months Ended September 30:
                                          ----------------------------------------

MARCH 18 - SEPTEMBER 30, 1999. . . . . .  187,364,863            197           36,910,878,011    187,364,863
                                          ============                         ===============   ============


January 1 - September 30, 1998 . . . . .  144,419,351            273           39,426,482,823
Shares issued in accordance
   with the MRA Agreement -
   June 30 . . . . . . . . . . . . . . .   42,945,512             93            3,993,932,616
                                          ------------                         ---------------
                                          187,364,863                          43,420,415,439    159,049,141
                                          ============                         ===============   ============


Note 1: On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings. The number of shares of common stock outstanding for the three months and nine months ended September 30, 1998 is Niagara Mohawk's.

Note 2: Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

Note 3: See Part I, Item 2. Management's Discussion and Analysis of Financial Condition, "Financial Position" for a discussion of Niagara Mohawk's plan to repurchase Holdings' common stock.

                                   EXHIBIT 12A

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

       Statement Showing Computation of Ratio of Earnings to Fixed Charges
                 for the Twelve Months Ended September 30, 1999
                            (in thousands of dollars)


A.  Net Income (Loss) . . . . . . . . . . . . . . .  $(43,379)

B.  Taxes Based on Income or Profits. . . . . . . .    (5,641)
                                                     ---------

C.  Earnings, Before Income Taxes . . . . . . . . .   (49,020)

D.  Fixed Charges (a) . . . . . . . . . . . . . . .   580,192
                                                     ---------

E.  Earnings Before Income Taxes and Fixed Charges.  $531,172
                                                     =========

F.  Ratio of Earnings to Fixed Charges (E/D) . . .       0.92
                                                     =========


(a) Includes a portion of rentals deemed representative of the interest factor ($25,679) and earnings required to cover subsidiary preferred stock dividends ($36,063).

                                EXHIBIT 12B

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

           Statement Showing Computation of Ratio of Earnings to Fixed
  Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                 for the Twelve Months Ended September 30, 1999
                            (in thousands of dollars)


A.  Net Income (Loss) . . . . . . . . . . . . . . .  $        (8,683)

B.  Taxes Based on Income or Profits. . . . . . . .           (6,874)
                                                     ----------------

C.  Earnings, Before Income Taxes . . . . . . . . .          (15,557)

D.  Fixed Charges  (a). . . . . . . . . . . . . . .          544,129
                                                     ----------------

E.  Earnings Before Income Taxes and Fixed Charges.  $       528,572
                                                     ================

                   Preferred Dividend Factor:

H.  Preferred Dividend Requirements . . . . . . . .  $        36,063

I.  Ratio of Pre-tax Income to Net Income (C / A) .   NOT APPLICABLE
                                                     ----------------

J.  Preferred Dividend Factor (H x I) . . . . . . .           36,063

K.  Fixed Charges as Above (D). . . . . . . . . . .          544,129
                                                     ----------------

L.  Fixed Charges and Preferred Dividends Combined.  $       580,192
                                                     ================

M.  Ratio of Earnings to Fixed Charges (E / D). . .             0.97
                                                     ================

N.  Ratio of Earnings to Fixed Charges and
       Preferred Dividends Combined (E / L) . . . .             0.91
                                                     ================


(a) Includes a portion of rentals deemed representative of the interest factor ($25,679)

                                                                     EXHIBIT 15


November 10, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated November 10, 1999 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the three-month and nine-month periods ended September 30, 1999 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827, and 33-55546) and in the Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769).

Yours very truly,



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

1