Form 10-K
period 1999-12-31
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 2000-03-24
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

Commission          Registrant, State of Incorporation,   I.R.S. Employer
File Number         Address and Telephone Number          Identification Number
------------        -------------------------------       ---------------------

0-25595             NIAGARA MOHAWK HOLDINGS, INC.         16-1549726
                    (a New York corporation)
                    300 Erie Boulevard West
                    Syracuse, New York 13202
                    315.474.1511

1-2987              NIAGARA MOHAWK POWER CORPORATION      15-0265555
                    (a New York corporation)
                    300 Erie Boulevard West
                    Syracuse, New York 13202
                    315.474.1511


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
            (Each class is registered on the New York Stock Exchange)

Registrant                 Title and Class
----------                 -----------------

Niagara Mohawk             Common Stock ($0.01 par value)
Holdings, Inc.

Niagara Mohawk Power       Preferred Stock ($100 par value-cumulative):
Corporation                3.40% Series 3.90% Series 4.85% Series 6.10% Series
                           3.60% Series 4.10% Series 5.25% Series 7.72% Series
                           Preferred Stock ($25 par value-cumulative):
                           Adjustable Rate Series A, C & D

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        YES [ X ]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K          [  X  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Registrant                         Market Value at March 17, 2000
----------                         ------------------------------
Niagara Mohawk Holdings, Inc.      $2,216,000,000
Niagara Mohawk Power Corporation   Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                  Shares
                                                                  Outstanding at
Registrant                        Title                           March 17, 2000
----------                        -----                            -------------

Niagara Mohawk Holdings, Inc.     Common Stock, $0.01 par value    177,364,863
Niagara Mohawk Power Corporation  Common Stock, $1.00 par value    187,364,863
                                  (all held by Niagara Mohawk
                                   Holdings, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF NIAGARA MOHAWK HOLDINGS, INC.'S PROXY STATEMENTS RELATING TO THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III (ITEMS 10, 11 AND 12).

FILING FORMAT

This Annual Report on Form 10-K is a combined annual report being filed separately by two registrants: Niagara Mohawk Holdings, Inc. ("Holdings") and Niagara Mohawk Power Corporation ("Niagara Mohawk"). Holdings became the holding company for Niagara Mohawk on March 18, 1999. (See Part II, Item 8. Financial Statements and Supplementary Data, 1. Summary of Significant Accounting Policies - Corporate Structure and Principles of Consolidation). Except where the context clearly indicates otherwise, any references in this report to "Holdings" includes all subsidiaries of Holdings including Niagara Mohawk. Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        INFORMATION REQUIRED IN FORM 10-K

INDEX
-----
                                     PART I
                                     ------

Glossary of Terms

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

                                     PART II
                                     -------

Item 5.  Market for the Registrants' Common Equity and Related Stockholders
         Matters
Item 6.  Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                GLOSSARY OF TERMS
                                -----------------

TERM         DEFINITION
----         ----------
AFC          Allowance for Funds Used During Construction

CNG CNG Transmission Corporation, an interstate natural gas pipeline regulated by FERC

CTC Competitive transition charges: a mechanism established in Niagara Mohawk's PowerChoice agreement to recover stranded costs from customers

DEC          New York State Department of Environmental Conservation

DOE          U. S. Department of Energy

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, and extraordinary items

FASB         Financial Accounting Standards Board

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

KW           Kilowatt:  one thousand watts

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

MW           Megawatt:  one million watts

MWh          Megawatt-hour:  one thousand kilowatt-hours

Net Cash     Reflects interest charges (net of allowance for funds used during
Interest     construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear
             Waste Policy Act disposal liability less interest income

NRC          U. S. Nuclear Regulatory Commission

NYISO        New York Independent System Operator

NYPA         New York Power Authority

NYPP         New York Power Pool

NYSERDA      New York State Energy Research and Development Authority

PowerChoice  Niagara Mohawk's five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an order dated March 20, 1998, and became effective September 1, 1998

PPA Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of The entity that will provide electric or gas commodity to its last resort customers who are unable or unwilling to obtain an alternative supplier

PRP          Potentially Responsible Party

PSC          New York State Public Service Commission

PURPA Public Utility Regulatory Policies Act of 1978, as amended. One of five bills signed into law on November 8, 1978, as the National Energy Act. It sets forth procedures and requirements applicable to state utility commissions, electric and natural gas utilities and certain federal regulatory agencies. A major aspect of this law is the mandatory purchase obligation from qualifying facilities.

SFAS         Statement of Financial Accounting Standards No. 71
No.  71      "Accounting for the Effects of Certain Types of Regulation"

SFAS         Statement of Financial Accounting Standards No. 101
No. 101      "Regulated Enterprises - Accounting for the Discontinuance of
             Application of FASB Statement No. 71"

SFAS         Statement of Financial Accounting Standards No. 106
No. 106      "Employers' Accounting for Postretirement Benefits Other
             Than Pensions"

SFAS         Statement of Financial Accounting Standards No. 109
No. 109      "Accounting for Income Taxes"

SFAS         Statement of Financial Accounting Standards No. 121
No. 121      "Accounting for the Impairment of Long-Lived Assets and for
             Long-Lived Assets to Be Disposed Of"

Stranded     Regulated utility costs that may become unrecoverable due to a
costs        change in the regulatory environment

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

Unit 2       Nine Mile Point Nuclear Station Unit No. 2

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                     PART I
                                     ------

Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings and Niagara Mohawk's cash flow upon the implementation of the MRA and PowerChoice, the timing and outcome of the proposed future sale of Niagara Mohawk's remaining fossil and nuclear generation assets, the planned repayment of debt, the effects of Niagara Mohawk's transition to a new customer service system, and the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding PowerChoice and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, challenges to PowerChoice under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's proposed sale of its generation assets, the effects of transition to a new customer service system, including efforts made by Niagara Mohawk to collect from customers, and the economic conditions of Niagara Mohawk's service territory.

ITEM 1.  BUSINESS

On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk. In addition, to further complete the holding company structure, Niagara Mohawk, on March 31, 1999, distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, Holdings has two subsidiaries, (1) Niagara Mohawk, which is primarily a regulated electric and gas utility, and (2) Opinac, which is mainly involved in unregulated activities in the energy business. Opinac and its subsidiaries consist of an energy marketing company, and have investments in energy related and services businesses, a development stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology.

Holdings was organized in 1998 under the laws of New York State. Niagara Mohawk was organized in 1937 under the laws of New York State and is engaged principally in the regulated energy delivery business in New York State.
Niagara Mohawk provides electric service, and sells, distributes, and transports natural gas to approximately 1,600,000 electric and 540,000 gas customers in areas of central, northern and western New York State. Niagara Mohawk comprises 98% of Holdings' total assets and 94% of Holdings' total revenues. See Part II,
Item 8. Financial Statements and Supplementary Data - Note 11. - Segment Information.

                                     GENERAL
                                     -------

Until recent years, the electric and gas utility industry operated in a relatively stable business environment, subject to traditional cost-of-service regulation. The investment community, both shareholders and creditors, considered utility securities to be of low risk and high quality. Regulators upheld the utilities' rights to provide service in its franchise areas in exchange for the utility company's obligation to provide universal service to customers in its service territory, subject to cost-of-service regulation. Such regulation often encouraged regulators and other governmental bodies to use utilities as vehicles to advance social programs and collect taxes. In general, prices were established based on cost-of-service, including a fair rate of return and utilities were allowed to fully recover all prudently incurred costs. Cash flows were relatively predictable, as was the industry's ability to sustain dividend payout and interest coverage ratios.

Consequently, Niagara Mohawk's past electricity and gas prices reflected traditional utility regulation. As such, Niagara Mohawk's electricity prices have included both state-mandated purchased power costs from IPPs, at costs far exceeding Niagara Mohawk's actual avoided costs, and the costs of high taxes in the state of New York. Avoided costs are the costs Niagara Mohawk would otherwise incur to generate power if it did not purchase electricity from another source.

While Niagara Mohawk was experiencing rising prices, rapid technological advances have significantly reduced the price of new generation and significantly improved the performance of smaller scale generation units. Actions taken by other utilities throughout the country to lower their prices, including those in areas with already relatively low prices, increased the threat of industrial relocation and the need to offer discounts to industrial customers.

Recognizing the competitive trends in the electric utility industry and the impracticability of remedying the situation through a series of customer rate increases, in mid-1996, Niagara Mohawk began comprehensive negotiations to terminate, amend or restate a substantial portion of above market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. These negotiations led to the MRA and the PowerChoice agreement.

In 1998, Niagara Mohawk finalized these agreements and believes that they will significantly improve its financial outlook. Niagara Mohawk and the PSC agreed to a five-year rate plan and Niagara Mohawk agreed to divest its fossil and hydro generation assets, representing 4,217 MW of capacity and approximately $1.0 billion of net book value.

As part of the MRA, Niagara Mohawk terminated during 1998, 18 PPAs for 1,092 MW, restated 8 PPAs for 535 MW and amended one PPA for 42 MW in exchange for $3.934 billion in cash and 20.5 million shares of Niagara Mohawk common stock. Management believes that the MRA and the PowerChoice agreement provide Niagara Mohawk with financial stability and create an improved platform from which to build value. The primary objective of the MRA was to convert a large and growing off-balance sheet payment obligation that threatened the financial viability of Niagara Mohawk into a fixed and manageable capital obligation. The lower contractual obligations resulting from the MRA significantly improved cash flow which is primarily dedicated to reduce indebtedness incurred to fund the MRA. With the improved cash flow and proceeds from the generation asset sales, Niagara Mohawk redeemed approximately $1.1 billion in debt during 1999. With the PowerChoice agreement, Niagara Mohawk has lowered prices beginning on September 1, 1998, for its industrial, commercial and residential electric customers for a period of three years, and provides reasonable certainty of prices for the years thereafter. The PowerChoice agreement and the MRA also facilitate the creation of a competitive electricity supply market in Niagara Mohawk's service territory. Niagara Mohawk is actively pursuing other opportunities to reduce its payments to IPPs that were not party to the MRA.

A major priority during 1999 was to complete the work begun in 1998. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydroelectric generation plants, and its oil and gas-fired generation plant in Oswego. During 1999, Niagara Mohawk also announced an agreement to sell its oil and gas-fired generation plant in Albany and entered into an agreement to sell its ownership share of the Roseton oil and gas-fired plant by no later than January 1, 2003. In addition, Niagara Mohawk announced in June 1999 an agreement to sell its nuclear assets. The sale is contingent upon Niagara Mohawk receiving the necessary regulatory approvals, and management cannot determine at this time whether a sale will occur. Niagara Mohawk's nuclear assets are still being recovered under cost-of-service rates.

Also during 1999, Niagara Mohawk completed the transition of all customers to retail access. This means that all of Niagara Mohawk's customers are now able to choose both their electricity and gas supplier. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions, as outlined in its PowerChoice agreement.

The transition to the holding company structure was also completed during 1999. The holding company structure is intended to provide Holdings and its subsidiaries with the financial and regulatory flexibility to compete more effectively in an increasingly competitive energy industry by providing a structure that can accommodate both regulated and unregulated lines of business. The holding company structure will permit Holdings to participate in unregulated business opportunities as the industry evolves.

In the near term, Holdings and Niagara Mohawk believe the greatest opportunity for improving its financial condition will come from paying down debt and repurchasing Holdings' common stock. During 1999, Niagara Mohawk repaid approximately $1.1 billion in debt and repurchased 10 million shares of Holdings' common stock. Niagara Mohawk will continue to emphasize operational excellence and seek to improve margins through cost reductions. In addition, Holdings intends to pursue unregulated business opportunities through Opinac.

For a discussion of events that occurred during 1999, including the restructuring of the regulated electric utility business, other federal and state regulatory initiatives, and Niagara Mohawk's efforts to address deregulation and its financial condition, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following topics are discussed under the general heading of "Business." Where applicable, the discussions make reference to the various other items of this Form 10-K.

TOPIC

Regulation and Rates
Electric Supply Planning
Purchased Power
Fuel for Electric Generation
Electric Delivery Planning
Nuclear Operations
Gas Supply
Gas Delivery
Financial Information About Segments
Environmental Matters
Research and Development
Construction Program
Insurance
Employee Relations
Seasonality

In addition, for a discussion of Holdings and Niagara Mohawk's properties, see
Item 2. Properties - Electric Delivery and Gas Delivery. For a discussion of Holdings' treatment of working capital items, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources."

                              REGULATION AND RATES
                              --------------------

Several critical initiatives have been undertaken by various regulatory bodies and Niagara Mohawk that have had, and are likely to continue to have, a significant impact on the shape of Niagara Mohawk and the utility industry. See
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business, Other Federal and State Regulatory Initiatives for a discussion of these initiatives.

POWERCHOICE AGREEMENT. For a discussion of Niagara Mohawk's PowerChoice agreement and its MRA, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business.

MULTI-YEAR GAS RATE AND RESTRUCTURING PROPOSAL. For a discussion of Niagara Mohawk's proposed three-year gas rate settlement agreement that was filed with the PSC on March 11, 1999, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Federal and State Regulatory Initiatives - Gas Multi-Year Rate and Restructuring Proposal.

                            ELECTRIC SUPPLY PLANNING
                            ------------------------

Under the PowerChoice agreement, the PSC approved Niagara Mohawk's plan to divest its fossil and hydro generation assets, which is a key component in its PowerChoice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation assets, its hydro generation assets, and its oil and gas-fired plant at Oswego. During 1999, Niagara Mohawk also announced agreements to sell its oil and gas-fired plant at Albany and its nuclear generation assets. The sale of the nuclear assets is uncertain, because it is subject to significant regulatory approval. See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. - Nuclear Operations. Niagara Mohawk has also signed an agreement to sell its interest in the Roseton oil and gas-fired generation plant. As a result of these generation asset sales, Niagara Mohawk has entered into various agreements to purchase its power needs from the buyers of the generation assets. Niagara Mohawk will purchase any additional power needs on the open market through the NYISO. The NYISO commenced operations in December 1999 as a result of a FERC ruling which promotes competition by requiring public utilities owning, operating, or controlling interstate transmission facilities to file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. One result of the formation of the NYISO was the dissolution of the NYPP. See the "Purchased Power" discussion below for a description of the various types of power purchase agreements. For a discussion of the results of the generation asset sales to date, the status of the pending generation asset sales, a discussion of the formation of the NYISO, and a discussion of power contracts, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales, and FERC Order 888 - Open Access and Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies and Note 9. - Fair Value of Financial and Derivative Financial Instruments.

                                 PURCHASED POWER
                                 ---------------

As a result of Niagara Mohawk's ongoing divestiture of its generation assets, Niagara Mohawk will need to rely more on purchases of electricity from external sources. Niagara Mohawk has entered into agreements to purchase a portion of its energy needs and will purchase any remaining needs through purchase options or the open market through the NYISO. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power, for a further discussion of these commitments. Niagara Mohawk has also entered into several financial agreements to hedge the price of electricity. See Part II, Item 8. Financial Statements and Supplementary Data - Note 9. - Fair Value of Financial and Derivative Financial Instruments for a discussion of these agreements. The following is a summary of Niagara Mohawk's main sources of purchased power:

POWER PURCHASE AGREEMENTS (PPAs)
--------------------------------
- PURPA CONTRACTS: In 1999, Niagara Mohawk purchased 6,768,000 MWh or about 18% of its total power supply from IPPs, which is a 30% reduction from 1998. This amount includes payments to the IPP Parties under put contracts as described in more detail below. For a discussion of Niagara Mohawk's efforts to reduce its IPP costs, see Item 3. Legal Proceedings; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business; and Part II, Item 8. Financial Statements and Supplementary Data - Note 2. - Rate and Regulatory Issues and Contingencies, Note 8. - Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power and Note 9. - Fair Value of Financial and Derivative Financial Instruments.

- PUT CONTRACTS: As a part of the MRA, Niagara Mohawk signed put agreements with approximately one-third of the IPP Parties whereby the IPP Parties have an option to put the physical delivery of energy to Niagara Mohawk at market prices. These put agreements will be in effect until the NYISO meets certain volume and capacity conditions for a consecutive six-month period. During 1999, Niagara Mohawk purchased from the IPP Parties 2,782,000 MWh or about 7% of its total supply of electric power received as part of these put agreements.

- FOSSIL/HYDRO CONTRACTS: As part of the sale of Niagara Mohawk's fossil and hydro generation assets, Niagara Mohawk entered into agreements with the buyers of these assets for the purchase of capacity and energy. During 1999, these purchases amounted to 3,490,000 MWh or about 9% of Niagara Mohawk's total power supply requirements. These purchases became effective at the time each of the asset sales were completed. The contracts with the buyers of the coal-fired generation plant converted to financial agreements upon the start up of the NYISO. The agreement signed as part of the sale of the Albany oil and gas-fired generation plant is a financial agreement. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power, for a further discussion of these PPAs.

- NUCLEAR CONTRACTS: If Niagara Mohawk is successful in selling its nuclear assets, Niagara Mohawk anticipates it would enter into PPAs to purchase energy and capacity at negotiated prices. The negotiated prices may be above projected market prices during the term of the PPAs. Niagara Mohawk would pay only for delivered output from the units. See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. - Nuclear Operations and Note
   8. - Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power, for a further discussion of the agreements.

NEW YORK POWER AUTHORITY
------------------------
   Niagara Mohawk presently has contracts to purchase electricity from a number of generation facilities owned by the NYPA. In 1999, these purchases amounted to 7,908,000 MWh, or about 21 percent of Niagara Mohawk's total power supply requirements. A large portion of this supply is resold to Niagara Mohawk's "Expansion and Replacement" customers in western New York. Niagara Mohawk credits to its residential customers, pursuant to the terms of the agreements with NYPA, a portion of the low cost power purchased from NYPA hydropower sources. Refer to Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power, for a table that summarizes the NYPA generation source, amounts of power, and the contract expiration dates for NYPA electricity which Niagara Mohawk was entitled to purchase as of January 1, 2000.

OTHER PURCHASED POWER
---------------------
   Power purchased in 1999 from sources other than those noted above (other utilities, NYPP, NYISO), amounted to 4,398,000 MWh, representing approximately 12% of Niagara Mohawk's total power supply requirements. Purchases from other utilities have and will continue to decrease in the future, however, purchases made through the NYISO at market prices will increase.

Opinac's wholly owned subsidiary, Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy"), purchases its electricity for resale within and outside New York State, through short-term (forward contracts) or spot market purchases.

                          FUEL FOR ELECTRIC GENERATION
                          ----------------------------

During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants and its oil and gas-fired generation plant at Oswego. Niagara Mohawk announced during 1999 an agreement to sell its Albany oil and gas-fired generation plant. Niagara Mohawk has also entered into an agreement to sell its interest in the Roseton plant by no later than January 1, 2003. Niagara Mohawk is attempting to sell its interest in nuclear generation assets. The nuclear sale is contingent upon regulatory approval.

The PowerChoice agreement eliminated Niagara Mohawk's fuel adjustment clause, which in the past has provided for partial pass-through to customers of fuel and purchased power cost fluctuations from amounts forecast. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business, for a further discussion of the completed and pending sales of Niagara Mohawk's generation assets.

NATURAL GAS. The Albany Steam Station has the capability to use natural gas, as well as residual oil, as a fuel for electric generation. This dual-fuel capability permits the use of the lower cost fuel depending on fuel market conditions. During 1997, 1998, and 1999, natural gas was the predominant fuel used. During 1997 and part of 1998, generation at this station had been curtailed significantly because of the requirement to purchase IPP power and the existence of excess capacity in the region. However, since the completion of the MRA, there was a significant increase in the use of Albany Steam Station. The output of the Albany Steam Station increased between 1997 and 1998 from 412 Gwh to 1,110 Gwh.

Niagara Mohawk purchased all natural gas for the Albany Steam Station from the spot market. This gas was purchased as an interruptible supply.

Niagara Mohawk has a 25% ownership interest in Roseton Steam Station Units No. 1 and 2 (the "Roseton Units"). Both Roseton Units have dual fuel capability with residual oil as the primary fuel and natural gas as the alternate fuel. Central Hudson Gas and Electric Corporation ("Central Hudson"), a co-owner and the operator of the Roseton Steam Station, has one contract for the supply of up to approximately 100,000 Dths per day of natural gas for use at the Roseton Units. In addition, Central Hudson purchases additional natural gas on the spot market when economical. The natural gas supply is used primarily during off peak months (April through October of each year), minimizing the exposure to interruption. In 1999, approximately 1.5 million Dth (Niagara Mohawk's share) of gas were used at the Roseton Units.

The annual average cost of natural gas burned by Niagara Mohawk, including the Roseton Steam Station, was as follows:


Cost                1999*       1998      1997
----------------------------------------------
per million BTU     $3.04      $2.35     $2.50
per Dth              3.04       2.35      2.50

* - Includes natural gas burned at the Oswego plant through October 22, 1999

RESIDUAL OIL. Fuel sulfur content standards instituted by New York State require 1.5% sulfur content fuel oil to be burned at the Albany Steam Station. All oil requirements were met on the spot market. At December 31, 1999, there were approximately 236,000 barrels of oil, or a 45-day supply, at the Albany Steam Station, based on recent burn projections. The price of 1.5% sulfur residual oil for Albany at December 31, 1999 was $22.00 per barrel. The fuel oil prices quoted include the $2.75 per barrel Petroleum Business Tax imposed by New York State.

Central Hudson has arranged for the supply of residual oil for the Roseton Units. All oil requirements are met on the spot market.

The annual average cost of residual oil burned by Niagara Mohawk, including the Roseton Steam Station was as follows:

Cost                 1999*      1998      1997
-----------------------------------------------
per million BTU     $ 3.01     $ 3.09    $ 4.50
per Dth              19.06      19.45     25.58

* - Includes oil burned at the Oswego plant through October 22, 1999

NUCLEAR. The supply of fuel for Niagara Mohawk's Nine Mile Point nuclear generation plants involves: (1) the procurement of uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies and (5) the disposal of spent fuel and radioactive wastes.

Agreements for nuclear fuel materials and services for Unit 1 and Unit 2 (in which Niagara Mohawk has a 41% interest) have been made through the following years:

                                           Unit No. 1  Unit No. 2
                                           ----------------------
                     Uranium Concentrates     2002       2002
                     Conversion               2002       2002
                     Enrichment               2003       2003
                     Fabrication              2007       2006

Arrangements have been made for procuring a portion of the uranium, conversion and enrichment requirements through the years listed above, leaving the remaining portion of the requirements uncommitted. Enrichment services are under contract with the U.S. Enrichment Corporation for up to 100% of the requirements through the year 2003. Up to approximately 80% and 90% of the uranium and conversion requirements are under contract through the year 2003 for Unit 1 and Unit 2, respectively. The uncommitted requirements for nuclear fuel materials and services are expected to be obtained through long-term contracts or secondary market purchases. If the sale of Niagara Mohawk's two nuclear plants occurs, Niagara Mohawk would not incur any liability for future commitments under these nuclear fuel contracts upon the sale of its interest in the two plants.

The cost of fuel utilized at Unit 1 and Unit 2 was as follows:

Cost per million BTU        1999       1998        1997
-------------------------------------------------------
Unit 1                     $0.52      $0.51       $0.54
Unit 2                      0.48       0.45        0.49

For a discussion of Niagara Mohawk's treatment of its nuclear assets under PowerChoice, its nuclear fuel disposal costs and the disposal of nuclear wastes, the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the nuclear generation plants, see Item 8. Financial Statements and Supplementary Data - Note 1. - Summary of Significant Accounting Policies - Depreciation, Amortization and Nuclear Generation Plant Decommissioning Costs and Note 3. - Nuclear Operations.

                           ELECTRIC DELIVERY PLANNING
                           --------------------------

See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business - FERC Order 888 - Open Access, as to how Niagara Mohawk's transmission system will be managed under the NYISO and FERC Order 2000 regarding a December 1999 FERC proposal to create a regional transmission organization.

As of January 1, 2000, Niagara Mohawk had approximately 128,000 miles of transmission and distribution lines for electric delivery. Evaluation of these facilities relative to NYISO, Northeast Power Coordinating Council, and North American Electric Reliability Organization, planning criteria and anticipated Niagara Mohawk internal and external demands is an ongoing process intended to maintain the reliability of electric service while minimizing the capital requirements for expansion of these facilities. Niagara Mohawk continually reviews the adequacy of its electric delivery facilities and establishes capital requirements to support new load growth.

                               NUCLEAR OPERATIONS
                               ------------------

The scheduled refueling and maintenance outage at Unit 2 began on March 3, 2000 and is currently estimated to last approximately six weeks.

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Federal and State Regulatory Initiatives - NRC and Nuclear Operating Matters and PSC Staff's Tentative Conclusions on the Future of Nuclear Generation and Part II, Item 8. Financial Statements and Supplementary Data - Note 2. - Rate and Regulatory Issues and Contingencies and Note 3. - Nuclear Operations.

                                   GAS SUPPLY
                                   ----------

The majority of Niagara Mohawk's gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by Niagara Mohawk's customers is seasonal and influenced by weather factors. Niagara Mohawk purchases its natural gas for sale to its customers under firm and spot contracts, which is transported under both firm and interruptible transportation contracts. During 1999, about 82% of Niagara Mohawk's natural gas supply was purchased under firm contracts and 18% was purchased under spot contracts. The spot contracts are generally for commitments less than 30 days. See Part II.
Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Gas Supply, Storage and Pipeline Commitments. In addition, Niagara Mohawk has a commitment with CNG to provide gas storage capability until March 2002. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Federal and State Regulatory Initiatives - Future of the Natural Gas Industry, for a discussion of the PSC's 1998 proposal, that natural gas utilities exit the business of purchasing natural gas for customers.

Niagara Mohawk Energy purchases its gas for resale both within and outside New York State, through short term (futures contracts) and spot market purchases.

                                  GAS DELIVERY
                                  ------------

Niagara Mohawk sells, distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of Niagara Mohawk's distribution areas are physically interconnected with one another by its own facilities. Presently, 9 separate distribution areas are connected directly with CNG, an interstate natural gas pipeline regulated by the FERC, via 17 delivery stations. Niagara Mohawk also has two direct connections with Iroquois Gas Transmission and one with Empire State Pipeline.

                      FINANCIAL INFORMATION ABOUT SEGMENTS
                      ------------------------------------

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 11. - Segment Information.

                              ENVIRONMENTAL MATTERS
                              ---------------------

GENERAL. Niagara Mohawk's operations and facilities are subject to numerous federal, state and local laws and regulations relating to the environment including, among other things, requirements concerning air emissions, water discharges, site remediation, hazardous materials handling, waste disposal and employee health and safety. While Niagara Mohawk devotes considerable resources to environmental compliance and promoting employee health and safety, the impact of future environmental health and safety laws and regulations on Niagara Mohawk cannot be predicted with certainty.

In compliance with environmental statutes and consistent with its strategic philosophy, Niagara Mohawk performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 1999 totaled approximately $31.9 million, of which approximately $8.6 million was capitalized as pollution control or plant environmental surveillance equipment and approximately $23.3 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for 2000 are estimated to total $33.0 million, of which $3.1 million is expected to be capitalized and $29.9 million charged to operating expense. Anticipated expenditures for 2001 are estimated to total $34.1 million, of which $2.1 million is expected to be capitalized and $32.0 million charged to operating expense. The expenditures for 2000 and 2001 include the estimated costs for Niagara Mohawk's expected proportionate share of the costs for site investigation and remediation of waste sites discussed under "Solid/Hazardous Waste" below, but exclude costs for the fossil and hydro generation plants. Costs for site investigation and remediation are included in operating expense to the extent actual costs exceed the amount provided for in rates, in which case, the excess costs are deferred for future recovery through cost-of-service based rates.

Niagara Mohawk believes it is probable that costs associated with environmental compliance will continue to be recovered through the ratemaking process. For a discussion of the circumstances regarding Niagara Mohawk's continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - Note 2. - Rates and Regulatory Issues and Contingencies.

ISO 14001. During 1997, Niagara Mohawk had its fossil and nuclear generation plants (Oswego, Albany, Huntley and Dunkirk Steam Stations and Nine Mile Point) certified to the ISO 14001 environmental management system standard. The registration audits of these facilities were conducted by Advanced Waste Management Systems. Niagara Mohawk's investment recovery facility was registered to ISO 14001 in October 1999. Niagara Mohawk's position has been, and continues to be, that an effective environmental management system is necessary to prudently manage environmental issues and minimize environmental liabilities.

Once Niagara Mohawk completes the sales of its remaining generation assets, Niagara Mohawk will no longer be responsible for meeting the related environmental requirements. The following discussion of air, water and solid waste matters presents Niagara Mohawk's plans for addressing environmental requirements in the event Niagara Mohawk were to retain ownership of its remaining generation assets.

AIR. Niagara Mohawk is required to comply with applicable federal and state air quality requirements pertaining to emissions into the atmosphere from its fossil-fired generation stations and other air emission sources.

Phase II requirements associated with Title IV of the Clean Air Act (targeted for the year 2000 and beyond) will require owners of fossil plants to further reduce their SO2. Possible options for Phase II SO2 compliance, beyond those considered for Phase I compliance, include fuel switching, installation of flue gas desulfurization or clean coal technologies, repowering and the use of emission allowances created under the Clean Air Act. Appropriate deployment of these options will be determined by the new owners of the Albany plant.

In September 1994, the states comprising the Northeast Ozone Transport Commission (New York State included) signed a Memorandum of Understanding that called for each member state to develop regulations for two additional phases of NOx reduction beyond RACT (referred to as Phase II and Phase III NOx reductions). In Phase II, air emission sources located in upstate New York (which included all of Niagara Mohawk's air emission sources) had to reduce NOx emissions by May 1999 by 55% relative to 1990 levels. In Phase III, these air emission sources will have to reduce NOx emissions in May 2003 by 75% relative to 1990 levels. The Memorandum of Understanding provides that the specified reductions in Phase III may be modified if evidence shows that alternative NOx reductions, together with other emission reductions, will satisfy the air quality standard across the region. The DEC has finalized regulations governing the Phase II NOx reduction program in New York State, which was implemented beginning May 1, 1999. The DEC has also issued proposed Phase III NOx reduction regulations. Since Phase III NOx reductions will not be required until the year 2003, this should not have an impact on Niagara Mohawk as a result of the pending sale of the Albany Steam Station.

Niagara Mohawk has spent less than $1.0 million in capital expenditures during 1997 through 1999 to comply with the Clean Air Act. For a discussion of Niagara Mohawk's negotiations with the DEC on a Consent Decree addressing past opacity excursions and future opacity compliance issues, see Item 3. Legal Proceedings.

WATER. Niagara Mohawk is required to comply with applicable federal and state water quality requirements, including the Clean Water Act, in connection with the discharge of condenser cooling water and other wastewaters from its steam-electric generation stations and other facilities. A wastewater discharge permit was issued by DEC for the Albany Steam Station. This permit must be renewed every five years. Conditions of the permits typically require that studies be performed to determine the effects of station operation on the aquatic environment in the station vicinity and to evaluate various technologies for mitigating losses of aquatic life. This should not have an impact on Niagara Mohawk due to the pending sale of Albany plant.

LOW LEVEL RADIOACTIVE WASTE. See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. - Nuclear Operations - Low Level Radioactive Waste.

SOLID/HAZARDOUS WASTE. The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid compliance with such requirements.
Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Environmental Contingencies for a discussion of the sites which are Niagara Mohawk owned.

With respect to sites not owned by Niagara Mohawk, but for which it has been or may be associated as a PRP, Niagara Mohawk has recorded a liability of $90 million, representing its current estimate of its share of the total cost to investigate and remediate these sites. Total costs to investigate and remediate all non-owned sites is estimated to be approximately $245 million, but it is unlikely that Niagara Mohawk will be required to assume 100% of the responsibility for these sites. Niagara Mohawk has denied any responsibility for certain of these PRP sites and is contesting liability accordingly. Twelve of the PRP sites are included on the National Priorities List ("NPL"). Niagara Mohawk estimates that its share of the liability for these 12 sites is not material and has included the amount in the determination of the amounts accrued.

Estimates of Niagara Mohawk's potential liability for sites not owned by Niagara Mohawk, but for which it has been identified as an alleged PRP, have been derived by estimating the total cost of site cleanup and then applying Niagara Mohawk's contribution factor to that estimate where appropriate. Estimates of the total cleanup costs are determined by using all available information from investigations conducted by Niagara Mohawk and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 Fed. Reg. 119). A contribution factor is calculated when there is a reasonable basis for it, that uses either a pro rata share based upon the total number of PRPs named or otherwise identified or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. In some instances, Niagara Mohawk has been unable to determine a contribution factor and has included in the amount accrued the total estimated costs to remediate the sites. Actual Niagara Mohawk expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk's share of responsibility for such costs as well as the financial viability of other PRPs since cleanup obligations are joint and several.

In May 1997, the DEC executed an Order of Consent (the "1997 Order") which serves to keep the annual cash requirement for certain site investigation and remediation ("SIR") level (at approximately $15 million per year), and which provides for an annual site prioritization mechanism. Niagara Mohawk has a carryover from prior years underspending of approximately $12.6 million, of which it anticipates reducing by $5 million in 2000. As executed, the 1997 Order expands the scope of the original 1992 Order, which covered 21 former MGP sites, to encompass all additional sites with which Niagara Mohawk has been associated. The agreement is supported by the decision analysis approach, which Niagara Mohawk and the DEC will continue to revise on an annual basis to address SIR progress and site priorities relative to establishing the annual cost cap, as well as determining Niagara Mohawk's liability for these sites. The Saratoga Springs and Harbor Point MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. However, the annual costs associated with the remediation of these sites are included in the cash requirements under the amended 1997 Order.

PowerChoice and Niagara Mohawk's gas settlement provide for the recovery of SIR costs during the settlement periods. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates. Based upon this assessment, a regulatory asset has been recorded in the amount of $240 million, representing the future recovery of remediation obligations accrued to date. As a result, Niagara Mohawk does not believe SIR costs will have a material adverse effect on its results of operations or financial condition.
See also Part II, Item 8. Financial Statements and Supplementary Data - Note 2.
- Rate and Regulatory Issues and Contingencies.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

Niagara Mohawk maintains a research and development ("R&D") program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. These efforts include:

-  improving efficiency
-  minimizing environmental impacts
-  improving facility availability
-  minimizing maintenance costs
-  promoting economic development
- improving the quality of life for its customers with new electric and gas technologies

R&D expenditures in 1997 through 1999 were not material to Holdings or Niagara Mohawk's results of operations or financial condition.

                              CONSTRUCTION PROGRAM
                              --------------------

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources
- Construction and Other Capital Requirements and Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Construction Program.

                                    INSURANCE
                                    ---------

As of January 31, 2000, Holdings' directors and officers liability insurance was renewed. This coverage includes nuclear operations and insures the directors and officers against obligations incurred as a result of their indemnification by Holdings. The coverage also insures the directors and officers against liabilities for which they may not be indemnified by Holdings, except for a dishonest act or breach of trust. In addition, the policy covers all of Holdings subsidiaries. For a discussion of nuclear insurance, see Part II, Item
8. Financial Statements and Supplementary Data - Note 3. - Nuclear Operations - Nuclear Liability Insurance and - Nuclear Property Insurance.

                               EMPLOYEE RELATIONS
                               ------------------

Niagara Mohawk's work force at December 31, 1999 numbered approximately 7,400, of whom approximately 68% were union members. It is estimated that approximately 78% of Niagara Mohawk's total labor cost is applicable to operation and maintenance and approximately 22% is applicable to construction and other accounts.

All of Niagara Mohawk's non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers ("IBEW"). In April 1996, Niagara Mohawk and the IBEW agreed on a five-year, three-month labor agreement, which provides for wage increases of approximately 2% to 3% in each of the subsequent four years.

Niagara Mohawk's work force decreased during 1999 as a result of the sale of its fossil and hydro generation assets. In addition, Niagara Mohawk's work force should also decrease during 2000 as a result of the closing on the sale of the Albany plant and could decrease by approximately 1,300 if the nuclear generation plants are sold.

Opinac's wholly owned subsidiary, Niagara Mohawk Energy, has approximately 100 employees.

                                   SEASONALITY
                                   -----------

See Item 2. Properties - Electric Delivery and Part II, Item 8. Financial Statements and Supplementary Data - Note 12. - Quarterly Financial Data (unaudited).

ITEM 2.  PROPERTIES

                                ELECTRIC DELIVERY
                                -----------------

NIAGARA MOHAWK: During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro electric plants, its oil and gas-fired plant in Oswego, and its interest in Beebee Island and Feeder Dam hydro plants and their output. As of December 31, 1999, Niagara Mohawk owned and operated one fossil fuel steam plant, had a 25% interest in the Roseton Steam Station and its output, and owned and operated two nuclear plants. During 1999, Niagara Mohawk announced plans to sell these remaining generation assets.
The sale of the nuclear generation assets is uncertain, because it is subject to significant regulatory approval. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business, for a discussion of the sales and announced sales of Niagara Mohawk's generation assets.

The following is a list of Niagara Mohawk's major remaining generation stations at December 31, 1999:


                                                                            Niagara Mohawk's
                                                                               Share of
                                                                              Nominal Net
                                              Percent                         Capability
Station                       Location       Ownership    Energy Source          in MW
------------------------  ----------------  -----------  ---------------    ----------------
Albany . . . . . . . . .  Hudson River         100%         Oil/Natural Gas      400
Roseton. . . . . . . . .  Hudson River          25%         Oil/Natural Gas      300
Nine Mile Point (Unit 1)  Lake Ontario         100%         Nuclear              613
Nine Mile Point (Unit 2)  Lake Ontario          41%         Nuclear              469


As of December 31, 1999, Niagara Mohawk's electric transmission and distribution systems were composed of:

- 952 substations with a rated transformer capacity of approximately 28,500,000 kilovoltamperes
-  approximately 8,000 circuit miles of overhead transmission lines
-  approximately 1,100 cable miles of underground transmission lines
-  approximately 113,100 conductor miles of overhead distribution lines
-  about 5,800 cable miles of underground distribution cables

   Only a part of Niagara Mohawk's transmission and distribution lines are located on property owned by Niagara Mohawk.

There is seasonal variation in electric customer load. In 1998 and 1999, Niagara Mohawk's maximum hourly demand occurred in the summer. Prior to 1998, Niagara Mohawk's maximum hourly demand occurred in the winter. The maximum simultaneous hourly demand (excluding economy and emergency sales to other utilities) on the electric system of Niagara Mohawk for the 12 months ended December 31, 1999 occurred on July 16, 1999 and was 6,098 KWh.

OPINAC: Holdings' unregulated subsidiary, Opinac, through its subsidiary Opinac Energy Corporation, owns a 50 percent interest in Canadian Niagara Power Company Limited ("CNP") (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the province of Ontario.

The electric system of Niagara Mohawk and CNP is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems through the Eastern Interconnection of the United States.

                                  GAS DELIVERY
                                  ------------

Niagara Mohawk distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 1999, Niagara Mohawk's natural gas delivery system was comprised of approximately 12,000 miles of pipelines and mains. Only a part of these natural gas pipelines and mains are located on property owned by Niagara Mohawk.

                                  SUBSIDIARIES
                                  ------------

Holdings has two subsidiaries as follows:

(1) Niagara Mohawk, the regulated subsidiary which has the following subsidiaries:

     (a) NM Uranium, Inc. - has an interest in a uranium mining operation in Live Oak County, Texas, which is now in the process of reclamation and restoration.
     (b) NM Properties, Inc. - engages in real estate development and divestiture of property formerly owned by Niagara Mohawk.
     (c) NM Receivables - facilitates the sale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. NM Receivables, LLC is owned by Niagara Mohawk (over 99.99%) and by NM Receivables Corp. II, which is a wholly owned subsidiary of Niagara Mohawk.
(2)  Opinac, the unregulated subsidiary which owns:

     (a) Opinac Energy Corporation - a Canadian corporation which has portfolio investments and owns a 50 percent interest in CNP. CNP is an electric company, which has operations in the province of Ontario, Canada. CNP generates electricity at its Rankine hydro plant for the wholesale market and for its distribution system in Fort Erie, Ontario.
     (b) Niagara Mohawk Energy, Inc. - was incorporated in the state of Delaware and is an unregulated company that offers energy-related services.
     (c) An investment in a development stage telecommunications company (Telergy, Inc.).
     (d) An investment in a research and development company (EVonyx, Inc.) that has developed and intends to commercialize, new fuel cell and battery technology.

                             NATIVE AMERICAN MATTERS
                             -----------------------

Niagara Mohawk owns and operates approximately 50 miles of electric transmission lines, over approximately 350 acres, crossing the Seneca Nation, Cattaraugus and Allegheny Reservations, which range from 230 kilovolts to 34.5 kilovolts. In 1991, the Seneca Nation ("Nation") opened discussions alleging the invalidity of the right-of-way agreements for these transmission lines. While discussions between the Nation and Niagara Mohawk were suspended in mid-1992, in 1997, the Nation asked Niagara Mohawk to reopen the discussions. On September 30, 1998, the Nation filed, in the U.S. District Court for the Western District of New York, a civil action to eject Niagara Mohawk from the Nation's land and is also seeking financial relief from Niagara Mohawk. The litigation has been suspended since October 1999, as a result of Niagara Mohawk and the Nation reaching a tentative settlement. Niagara Mohawk and the Nation are currently negotiating the terms and conditions of a settlement agreement and a new right-of-way agreement for the electric transmission lines on the Seneca Reservations. The terms of the tentative settlement agreement are not material to Niagara Mohawk's results of operation or financial position. Niagara Mohawk is unable to predict whether this tentative settlement agreement will be finalized, whether the terms of such an agreement will materially change, or the outcome of litigation, if a settlement is not finalized.

Niagara Mohawk has also held discussions with other Native American nations and was involved in legal proceedings regarding the PSC's jurisdiction over their territories, Niagara Mohawk's right to provide service to individuals located within these territories, the validity of franchise agreements within their territories, and Niagara Mohawk's right to collect stranded costs. The potential outcome of these discussions could lead to, but is not limited to, more formalized litigation proceedings. Niagara Mohawk intends to continue these discussions and defend its position, but is unable to predict the timing or outcome of these matters.

                                 MORTGAGE LIENS
                                 --------------

Substantially all of Niagara Mohawk's operating properties are subject to a mortgage lien securing its mortgage debt.

ITEM 3.  LEGAL PROCEEDINGS

For a detailed discussion of additional legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Environmental Contingencies. See also Item 1. Business - Environmental Matters - Solid/Hazardous Waste, Item 2. Properties - Native American Matters, and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business. Holdings and Niagara Mohawk are unable to predict the ultimate disposition of the matters referred to below. In addition, consistent with PowerChoice and its gas settlement agreement, Niagara Mohawk believes that it is probable that it will continue to recover these types of expenditures in cost-of-service based rates. See also
Part II, Item 8. Financial Statements and Supplementary Data - Note 2. - Rate and Regulatory Issues and Contingencies.

1. On June 22, 1993, Niagara Mohawk and 20 other industrial entities, as well as the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York State Supreme Court, Erie County, by a group of residents living in the area surrounding the landfill. The plaintiffs seek compensation for alleged economic loss and property damage claimed to have resulted from exposure to contamination associated with the landfill. In addition, since January 18, 1995, Niagara Mohawk has been named as a defendant or third party defendant in a series of toxic tort actions filed in federal or state courts in the Buffalo area. These actions allege exposure on the part of plaintiffs or plaintiffs' decedents to toxic chemicals emanated from the landfill, resulting in the alleged causation of property damage and/or physical injury. The plaintiffs seek compensatory and punitive damages so far totaling approximately $60 million. Niagara Mohawk has filed answers responding to the claims put forth in these suits, denying liability as to any of the claimed conditions or damages and intends to continue to vigorously defend against each claim.

    Niagara Mohawk is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage. Niagara Mohawk, through participation in the Pfohl Brothers Landfill Site Committee, is assisting in the design and implementation of a remedial program which is expected to be memorialized in an administrative consent order to be executed during the second quarter of 2000. In the context of remedial cost allocation procedures conducted on behalf of the Committee, it has been determined that Niagara Mohawk's contribution of industrial wastes to the landfill was minor. Further, it is Niagara Mohawk's position that any materials attributable to Niagara Mohawk, which may have been disposed of at the landfill are not causally related to any physical condition alleged by plaintiffs in the various lawsuits associated with the landfill. Niagara Mohawk does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

2. On February 4, 1994, Niagara Mohawk notified NorCon Partners, LP ("NorCon") of its demand for adequate assurance that NorCon would perform all of their future repayment obligations as required by agreement.

    On March 7, 1994, NorCon filed a complaint in the U.S. District Court seeking to enjoin Niagara Mohawk from terminating a PPA between the parties and seeking a declaratory judgment that Niagara Mohawk has no right to demand additional security or other assurances of NorCon's future performance under the PPA. On March 26, 1997, the U.S. Court of Appeals for the Second Circuit ordered that the question of whether there exists under New York commercial law the right to demand firm security on an electric contract should be certified to the New York Court of Appeals, the highest New York court, for an advisory ruling. The Second Circuit order effectively stayed the U.S. District Court's order against Niagara Mohawk, pending final disposition by the New York Court of Appeals. A motion to stay further proceedings was made since this contract was included in the MRA.

    NorCon subsequently dropped out of the MRA, and arguments were held on October 22, 1998 in the New York Court of Appeals at the request of Niagara Mohawk. A settlement agreement was reached on October 14, 1999 between Niagara Mohawk and NorCon to terminate the PPA, which also settles Niagara Mohawk's original demand for adequate assurance for future performance.
    The settlement agreement also included payments to General Electric Capital Corporation and Louis Dreyfus Natural Gas Corporation as a result of the termination of the PPA. This settlement agreement was finalized and implemented with the execution of comprehensive settlement documents and payment of settlement funds on December 2, 1999. The settlement payment by Niagara Mohawk totaled $125 million, which has been deferred. Niagara Mohawk has petitioned the PSC to amortize this deferral over an eight-year period.

3.  In November 1993, Fourth Branch Associates Mechanicville ("Fourth
    Branch") filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, Niagara Mohawk filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the Court granted Niagara Mohawk's motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court's order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch's complaint. Discovery proceedings are in progress with respect to the two causes of action.

    Niagara Mohawk and Fourth Branch had also entered into negotiations under a FERC mediation process. As a result of these negotiations, Niagara Mohawk had proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal included a provision that would require the discontinuance of all litigation between the parties.

    Attempts to implement this proposal were unsuccessful, and Niagara Mohawk informed FERC that its participation in the mediation efforts was concluded. On January 14, 1997, the FERC Administrative Law Judge issued a report to FERC recommending that the mediation proceeding be terminated, leaving outstanding a Fourth Branch complaint to FERC that alleges anti-competitive conduct by Niagara Mohawk. Niagara Mohawk has made a motion to dismiss Fourth Branch's antitrust complaint before the FERC, which motion was opposed by Fourth Branch.

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

    On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch's unilateral offer of settlement, dismissing Fourth Branch's complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission's decision.

    Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend them vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk's financial statements.

4. The DEC, in response to an EPA audit of DEC enforcement policies, which found enforcement of air regulation violations to be insufficient, began an initiative to address this issue in 1997. As a result, the DEC began to pursue consent orders from all New York utilities for past opacity variances. The consent order also includes various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. Niagara Mohawk is in the process of finalizing a mutually agreeable consent order. Niagara Mohawk believes that the penalties for past opacity variances will be immaterial to its results of operations.
    The stipulated penalties for future excursions will be negotiated between the new owners of the fossil generation plants and the DEC.

5. In July 1998, the Public Utility Law Project of New York, Inc. (PULP) and others sought a declaratory judgment, declaring Niagara Mohawk's PowerChoice agreement unlawful, null and void and injunctive relief in the Supreme Court of the state of New York, Albany County against the PSC and Niagara Mohawk to enjoin the defendants to halt all their actions and expenditures to implement the rules for the provision of retail energy services contained in the PowerChoice agreement. The PSC and Niagara Mohawk filed motions seeking to dismiss this action. By a decision dated March 2, 2000, Albany County Supreme Court granted the motions to dismiss PULP's action. PULP will have 30 days following service of the decision and order with notice of entry in which to file a notice of appeal. Niagara Mohawk is unable to predict the outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                        EXECUTIVE OFFICERS OF REGISTRANTS
                        ---------------------------------

All executive officers of Holdings and Niagara Mohawk are elected on an annual basis at the Organizational meeting of their Board of Directors or upon the filling of a vacancy. There are no family relationships between any of the executive officers. There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.


                          Age at
Executive               12/31/99         Current and Prior Positions                             Date Commenced
--------------------------------------------------------------------------------------------------------------------
William E. Davis (1)      57    Chairman of the Board and Chief Executive Officer                May 1993

Albert J. Budney Jr. (2)  52    President                                                        April 1995
                                Corporate Managing Vice President-UtiliCorp Power                Prior to joining
                                Services Group (at Unit of UtiliCorp United, Inc.                Niagara Mohawk
                                President-Missouri Public Service (Operating Division of         January 1993
                                UtiliCorp United, Inc.)

Darlene D. Kerr (3)       48    Executive Vice President and Chief Operating Officer             April 1999
                                Executive Vice President-Energy Delivery                         September 1998
                                Senior Vice President-Energy Distribution                        December 1995
                                Senior Vice President-Electric Customer Service                  January 1994

David J. Arrington (1)    48    Senior Vice President-Human Resources & Chief Administrative     April 1999
                                Officer (Niagara Mohawk)
                                Senior Vice President & Chief Administrative Officer (Holdings)  March 1999

Thomas H. Baron (3)       55    Senior Vice President-Field Operations                           October 1998
                                Vice President-Fossil/Hydro Generation & Environmental Affairs   April 1998
                                Vice President-Fossil & Hydro Generation                         May 1991

Edward J. Dienst (3)      44    Senior Vice President-Asset Management & Energy Delivery         April 1999
                                Senior Vice President-Customer Delivery & Asset Management       October 1998
                                Vice President-Energy Delivery                                   May 1996
                                Vice President-Regional Operations                               April 1994

William F. Edwards (1)    42    Senior Vice President and Chief Financial Officer                March 1999 (Holdings)
                                                                                                 Sept 1997 (Niagara Mohawk)
                                Vice President-Financial Planning                                December 1995
                                Executive Assistant of the Chief Executive Officer and President July 1993

Gary J. Lavine (2)        49    Senior Vice President and Chief Legal Officer                    March 1999
                                Senior Vice President-Legal & Corporate Relations                May 1993

John H. Mueller (3)       53    Senior Vice President and Chief Nuclear Officer                  January 1998
                                Site Vice President of Commonwealth Edison's Zion Plant          August 1996
                                Vice President of Nuclear Energy (for Nebraska Public Power      July 1994
                                District, owner and operator of the Cooper nuclear plant)

Theresa A. Flaim (1)      50    Vice President-Strategic Planning                                May 1999 (both)
                                Vice President-Corporate Strategic Planning                      March 1999 (Holdings)
                                                                                                 May 1994 (Niagara Mohawk)

Kapua A. Rice (1)         48    Corporate Secretary                                              April 1998 (Holdings)
                                                                                                 Sept 1994 (Niagara Mohawk)

Steven W. Tasker (1)      42    Vice President-Controller                                        March 1999 (Holdings)
                                                                                                 Dec 1993 (Niagara Mohawk)


1 -  Executive is an officer of both Holdings and Niagara Mohawk
2 -  Executive is an officer of only Holdings
3 -  Executive is an officer of only Niagara Mohawk

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

HOLDING COMPANY FORMATION. On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk.

HOLDINGS COMMON STOCK. Holdings is authorized to issue 300 million shares of common stock. Holdings' common stock (par value $0.01) and certain of Niagara Mohawk's preferred series are listed on the New York Stock Exchange ("NYSE"). Holdings' common stock is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia stock exchanges. Holdings' common stock options are traded on the American Stock Exchange. The ticker symbol is "NMK."

Holdings' common stock has been traded on the NYSE since March 19, 1999. Prior to that date, the market prices on the table below refer to Niagara Mohawk's common stock.


                     1999                1998
                   --------           ---------
               HIGH       LOW       High       Low
             --------  ---------  --------  ---------
1st Quarter  $16 7/16  $ 13 1/16  $13 9/16  $  10 1/8
2nd Quarter   16 1/16     13 1/8    15 1/4         11
3rd Quarter    16 1/8     14 5/8    16 3/8     14 3/4
4th Quarter   16 3/16   13 13/16    16 1/2   13 15/16


For a discussion regarding Holdings and Niagara Mohawk's common stock dividend, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Common Stock Dividend below.

The holders of Holdings' common stock are entitled to one vote per share and may not cumulate their votes for the election of Directors. Upon any dissolution, liquidation or winding up of Holdings' business, the holders of common stock are entitled to receive a pro rata share of all of Holdings' assets remaining and available for distribution after the full amounts to which holders (if any) of Holdings' preferred stock are entitled have been satisfied.

After the closing of the MRA (see Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice and the Restructuring of the Regulated Electric Utility Business - The MRA Agreement, IPP Parties and their designees owned approximately 20.5 million shares of Niagara Mohawk's common stock, representing approximately 11% of Niagara Mohawk's voting securities. These shares were also exchanged on March 18, 1999 on a share-for-share basis for Holdings' common stock. Pursuant to the MRA, any IPP Party that received 2% or more of the outstanding common stock and any designee of IPP Parties that received more than 4.9% of the outstanding common stock upon the consummation of the MRA, together with certain but not all affiliates (collectively, "2% Shareholders"), entered into certain shareholder agreements (the "Shareholders Agreements"). Pursuant to each Shareholder Agreement, the 2% Shareholders agree that for five years from the consummation of the MRA, they will not acquire more than an additional 5% of the outstanding common stock (resulting in ownership in all cases of no more than 9.9%) or take any actions to attempt to acquire control of Holdings, other than certain permitted actions in response to unsolicited actions by third parties. The 2% Shareholders generally vote their shares on a "pass-through" basis, in the same proportion as all shares held by other shareholders are voted, except that they may vote in their discretion (i) for extraordinary transactions and (ii) for directors when there is a pending proposal to acquire Holdings.

In 1999, the PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings and Niagara Mohawk's Board of Directors have approved a program to repurchase 20 million shares through December 31, 2001. See Part II, Item 8. - Financial Statements and Supplementary Data, Note 4. - Capitalization, for a further discussion of the shares repurchased.

As of January 1, 2000, there were approximately 53,600 holders of record of common stock of Holdings and about 2,900 holders of record of Niagara Mohawk's preferred stock. The chart below summarizes common stockholder ownership by size of holding:


Size of Holding      Total         Total
(Shares)          Stockholders  Shares Held
----------------  ------------  -----------
1 to 99. . . . .        27,710      699,760
100 to 999 . . .        23,736    5,634,474
1,000 or more. .         2,157  171,030,629
                  ------------  -----------
                        53,603  177,364,863
                  ============  ===========


HOLDINGS PREFERRED STOCK. Holdings is authorized to issue 50 million shares of preferred stock with a par value of $0.01. No preferred stock had been issued as of December 31, 1999.

NIAGARA MOHAWK COMMON STOCK. Niagara Mohawk is authorized to issue 250 million shares of common stock with a par value of $1.00. As of December 31, 1999, Niagara Mohawk has 187,364,863 shares outstanding, which are all held by Holdings and are not traded.

The indenture securing Niagara Mohawk's mortgage debt provides that retained earnings shall be reserved and held unavailable for the payment of dividends on common stock to the extent that expenditures for maintenance and repairs plus provisions for depreciation do not exceed 2.25% of depreciable property as defined therein. Such provisions have never resulted in a restriction of Niagara Mohawk's retained earnings.

NIAGARA MOHAWK PREFERRED STOCK. The share exchange and the formation of the holding company structure did not change the rights of holders of the outstanding shares of Niagara Mohawk's preferred stock. Niagara Mohawk's preferred stock continues to rank senior to Niagara Mohawk's common stock (which are held by Holdings) as to dividends and as to distribution of Niagara Mohawk's assets upon any liquidation.

Whenever dividends on Niagara Mohawk's preferred stock are in default in an amount equivalent to four full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such preferred stock can elect a majority of the Board of Directors of Niagara Mohawk. Whenever dividends on any preference stock are in default in an amount equivalent to six full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such stock can elect two members to the Board of Directors of Niagara Mohawk. No dividends on preferred stock are now in arrears and no preference stock is now outstanding.

Niagara Mohawk paid preferred dividends on March 31, June 30, September 30, and December 31. Niagara Mohawk estimates that none of the 1999 preferred stock dividends will constitute a return of capital, and therefore, all of such dividends are subject to federal tax as ordinary income.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information of Holdings for 1999 and for Niagara Mohawk (Holdings' predecessor) for each of the five years during the period ended December 31, 1999, which has been derived from the audited financial statements of Holdings and Niagara Mohawk, and should be read in connection therewith. As discussed in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, the following selected financial data is not likely to be indicative of Holdings' or Niagara Mohawk's future financial condition, results of operations or cash flows.


                                         HOLDINGS                                 NIAGARA MOHAWK
                                          1999**          1999**           1998         1997         1996*        1995
                                        -----------  ----------------  ------------  -----------  -----------  -----------
OPERATIONS:  (000'S)
Operating revenues . . . . . . . . . .  $4,084,186   $  3,827,340      $ 3,826,373   $3,966,404   $3,990,653   $3,917,338

Net income (loss). . . . . . . . . . .     (35,088)        (2,061)        (120,825)     183,335      110,390      248,036
--------------------------------------  -----------  -------------     ------------  -----------  -----------  -----------
COMMON STOCK DATA:
Book value per share at year end . . .  $    16.78            ***      $     16.92   $    18.89   $    17.91   $    17.42

Market price  at year end. . . . . . .    13 15/16            ***           16 1/8       10 1/2        9 7/8        9 1/2

Ratio of market price to
   book value at year end. . . . . . .        83.1%           ***             95.3%        55.6%        55.1%        54.5%

Basic and diluted earnings (loss) per
   average common share. . . . . . . .      ($0.19)           ***           ($0.95)  $     1.01   $     0.50   $     1.44

Rate of return on common equity. . . .       (1.1)%           ***            (5.3)%         5.5%         2.8%         8.4%

Dividends paid per common share. . . .           -            ***                -            -            -   $     1.12

CAPITALIZATION: (000'S)
Common equity. . . . . . . . . . . . .  $2,976,089   $  2,785,171      $ 3,170,142   $2,727,527   $2,585,572   $2,513,952

Non-redeemable preferred stock . . . .     440,000        440,000          440,000      440,000      440,000      440,000

Mandatorily redeemable
   preferred stock . . . . . . . . . .      61,370         61,370           68,990       76,610       86,730       96,850

Long-term debt . . . . . . . . . . . .   5,042,588      5,042,588        6,417,225    3,417,381    3,477,879    3,582,414
--------------------------------------  -----------  -------------     ------------  -----------  -----------  -----------
     Total . . . . . . . . . . . . . .   8,520,047      8,329,129       10,096,357    6,661,518    6,590,181    6,633,216
Long-term debt maturing
   within one year . . . . . . . . . .     613,740        613,740          312,240       67,095       48,084       65,064
--------------------------------------  -----------  -------------     ------------  -----------  -----------  -----------
     Total . . . . . . . . . . . . . .  $9,133,787   $  8,942,869      $10,408,597   $6,728,613   $6,638,265   $6,698,280
--------------------------------------  -----------  -------------     ------------  -----------  -----------  -----------
CAPITALIZATION RATIOS: (including
  long-term debt maturing within
  one year)
Common stock equity. . . . . . . . . .       32.6%          31.1%            30.5%        40.5%        39.0%        37.5%
Preferred stock. . . . . . . . . . . .        5.5            5.6              4.9          7.7          7.9          8.0
Long-term debt . . . . . . . . . . . .       61.9           63.3             64.6         51.8         53.1         54.5


* Amounts include extraordinary item for the discontinuance of regulatory accounting principles
** Amounts include extraordinary item for the early extinguishment of debt, see Note 4. - Capitalization
***   Holdings owns all of Niagara Mohawk's shares of common stock


                                            HOLDINGS                             NIAGARA MOHAWK
                                             1999**          1999**          1998          1997         1996*          1995
                                          ------------  ----------------  ----------    ----------    ----------    ----------
FINANCIAL RATIOS:
EBITDA, as defined (000's) . . . . . . .  $ 1,259,500   $  1,262,500      $ 990,500     $ 961,500     $ 957,500     $ 929,100

Net cash interest, as defined (000's). .  $   397,100   $    404,700      $ 345,500     $ 226,900     $ 244,500     $ 260,500

Ratio of EBITDA to net cash
     interest. . . . . . . . . . . . . .          3.2            3.1            2.9           4.2           3.9           3.6

Ratio of earnings to fixed charges . . .         0.95           1.01           0.57          2.02          1.57          2.29

Ratio of earnings to fixed charges
   and preferred stock dividends . . . .          N/A           0.94           0.52          1.67          1.31          1.90

Other ratios (% of operating revenues):

   Fuel, electricity purchased
      and gas purchased. . . . . . . . .         36.7%          33.0%          39.6%         44.4%         43.5%         40.3%

   Other operation and maintenance
      expenses . . . . . . . . . . . . .         22.3           23.2           24.5          21.1          23.3          20.9

   Depreciation and amortization . . . .          8.5            9.0            9.3           8.6           8.3           8.1

   Amortization of the MRA
      regulatory asset . . . . . . . . .          9.5           10.1            3.4             -             -             -

   Federal and foreign income taxes,
      and other taxes. . . . . . . . . .         10.6           11.3           10.3          15.1          13.6          17.3

   Operating income. . . . . . . . . . .         12.9           13.9            4.4          14.1          13.1          17.5

   Balance available for common
      stock. . . . . . . . . . . . . . .         (0.9)           ***           (4.1)          3.7           1.8           5.3

MISCELLANEOUS: (000'S)
Gross additions to utility plant . . . .  $   298,081   $    298,081      $ 392,200     $ 290,757   $   352,049     $ 345,804

Total utility plant. . . . . . . . . . .    9,792,291      9,792,291     11,431,447    11,075,874    10,839,341    10,649,301

Accumulated depreciation
   and amortization. . . . . . . . . . .    3,904,049      3,904,049      4,553,448     4,207,830     3,881,726     3,641,448

Total assets . . . . . . . . . . . . . .   12,670,435     12,445,608     13,861,187     9,584,141     9,427,635     9,477,869


* Amounts include extraordinary item for the discontinuance of regulatory accounting principles
** Amounts include extraordinary item for the early extinguishment of debt, see Note 4. - Capitalization
***   Holdings owns all of Niagara Mohawk's shares of common stock

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The electric utility industry in the United States has experienced a deregulatory climate in recent years whereby federal and state regulatory initiatives have sought to provide separation of the vertically integrated energy generation, transmission and distribution functions and promote competition and lower prices. This unbundling of services has led to some restructuring throughout the industry. Niagara Mohawk's response to these developments was to formulate a restructuring strategy and a multi-year rate plan which enables it to exit the generation business, reduce the amount of its over-market purchase power obligations, recover its stranded costs and lower prices to customers. Implementation of this restructuring strategy commenced in 1998 with the regulatory approval of the rate plan and the consummation of the MRA, and 1999 was a year punctuated by the further execution of the restructuring strategy. Key events were:

- On March 18, 1999, Niagara Mohawk was reorganized into a holding company structure providing Holdings and its subsidiaries with financial and regulatory flexibility to compete more effectively in an increasingly competitive energy industry.

- On June 11, 1999, Niagara Mohawk completed the sale transactions of its two coal-fired generation plants; on July 29, 1999, Niagara Mohawk completed the sale of its hydroelectric generation plants; and on October 22, 1999, Niagara Mohawk completed the sale of its oil and gas-fired plant at Oswego. In addition, on October 6, 1999, Niagara Mohawk announced an agreement to sell its oil and gas-fired generation plant at Albany.

- On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear generation assets to AmerGen Energy Company, LLC ("AmerGen"). However, on December 21, 1999, Rochester Gas & Electric Corporation ("RG&E") notified Niagara Mohawk of its intent to exercise its rights to purchase the nuclear generation assets. The PSC Staff has informed Niagara Mohawk that they believed that the terms of the proposed sale are not consistent with the public interest standard in the Public Service Law, but discussions with AmerGen and other interest parties would continue.

- Niagara Mohawk redeemed approximately $1.1 billion in debt.

- In the fourth quarter, Niagara Mohawk commenced a multi-year program to repurchase shares of Holdings' common stock. The repurchases are aimed at managing Holdings' capital structure to competitive norms within the utility industry.

- The PSC established a formal proceeding on the methodology to determine exit fees.

- Niagara Mohawk implemented a new customer service system, which continues to experience transition issues in customer satisfaction, incremental costs and PSC scrutiny.

POWERCHOICE AND THE RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS
----------------------------------------------------------------------------

The PSC approved the PowerChoice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The PowerChoice agreement outlined Niagara Mohawk's future structure in the regulated electric business. During 1999 and 1998, Niagara Mohawk has worked toward the implementation of all phases of PowerChoice and has implemented other federal and state orders that promote deregulation as described below:

POWERCHOICE RATE REDUCTIONS AND RETAIL CHOICE OF ELECTRICITY SUPPLIER. The PowerChoice agreement established a five-year electric rate plan that reduces class average residential and commercial prices by an aggregate of 3.2% over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions. The reduction in prices includes certain savings that result from approved reductions of the GRT. Industrial customers are currently receiving average reductions of 25% relative to 1995 tariffs; this decrease includes discounts previously offered to some industrial customers through optional and flexible rate programs. As part of PowerChoice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

Effective August 1, 1999, all of Niagara Mohawk's customers were able to choose their electricity supplier. As of December 31, 1999, 6,658 (4.25%) of Niagara Mohawk's commercial and industrial customers or approximately 14.56% of eligible load, and 4,325 (0.31%) residential customers or approximately 0.36% of eligible load, have chosen an electricity supplier other than Niagara Mohawk. See "FERC Order 888 - Open Access" below for a discussion of open transmission access as a result of the formation of the NYISO. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under PowerChoice, will continue to charge the customer for delivery of the energy and for a non-bypassable CTC charge. Niagara Mohawk will also give a credit to the customer for any services provided by the alternative energy supplier that were provided by Niagara Mohawk in the past.

During the term of the PowerChoice agreement, Niagara Mohawk is permitted to defer certain incremental costs associated primarily with environmental remediation, nuclear decommissioning and related costs, and changes in laws, regulations, rules and orders. In the fourth and fifth years of the rate plan, Niagara Mohawk can request an annual increase in prices subject to a cap of 1% of the all-in price, excluding commodity costs (e.g., transmission, distribution, nuclear, and forecasted CTC). In addition to the price cap, the PowerChoice agreement provides for the recovery of deferrals established in years one through four and the generation sale incentive. See Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies - Deferred Loss on the Sale of Assets, for a discussion of the generation sale incentive. The aggregate of the price cap increase and recovery of deferrals is subject to an overall limitation of general inflation. Any remaining unamortized deferrals at the end of year five will be recovered over a period not to exceed five years beginning in year six.

Beginning in year four of PowerChoice, Niagara Mohawk can continue to recover the cost variations in the indexed swap contracts entered into as part of the MRA, resulting from the indexing provisions of these contracts. As these indexed swap contracts and other contracts expire, the fluctuations in market price of unhedged energy will be billed to customers through a commodity adjustment clause in the CTC. Niagara Mohawk may need to reassess its hedging strategy if the PSC renders a decision regarding provider of last resort.

The PowerChoice agreement further provides that Niagara Mohawk shall have a reasonable opportunity to recover its stranded costs, including those associated with the MRA and the contracts entered into as part of the MRA, through a CTC and, under certain circumstances, through exit fees or in rates for back up service. See "FERC Order 888 - Stranded Cost Recovery in the Case of Municipalization" for a further discussion of stranded costs and exit fees. Niagara Mohawk's rates under PowerChoice are designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate.

GENERATION ASSET SALES. Niagara Mohawk has completed the sale of its coal-fired generation plants, its hydro generation plants, and its oil and gas-fired generation plant at Oswego. Niagara Mohawk has also announced an agreement to sell its Albany oil and gas-fired generation plant. Niagara Mohawk expects to complete the Albany sales transaction in the first quarter of 2000. In May 1999, Niagara Mohawk entered into an agreement with Central Hudson Gas & Electric Corporation ("Central Hudson"), subject to regulatory approval, to sell its interest in the Roseton plant to Central Hudson, at approximately net book value by no later than January 1, 2003. For a further discussion of these sales, see Part II, Item 8. - Financial Statements and Supplementary Data, Note
2. - Rate and Regulatory Issues and Contingencies. For a discussion on how Niagara Mohawk used the proceeds from the sale of its generation assets, see "Liquidity and Capital Resources."

Niagara Mohawk signed agreements with the buyers of the plants for energy and capacity at negotiated prices, which are above market, based on current energy price forecasts. While the PPAs with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the sales, are above market, they are designed to help Niagara Mohawk meet rate reduction and price cap commitments as well as expected demand as the provider of last resort. The PPAs that convert to either swap agreements or swaptions (swap agreement with a call option) act as hedges against a substantial rise in power costs.
See Part II, Item 8. - Financial Statements and Supplementary Data - Note 2. - Rate and Regulatory Issues and Contingencies, Note 8. - Commitments and Contingencies, and Note 9. - Fair Value of Financial and Derivative Financial Instruments, for a further discussion of the terms of these agreements.

Niagara Mohawk expects to incur a net loss, mainly attributable to the Oswego oil and gas-fired plant, on the sale of the fossil and hydro generation assets of approximately $150 million. The PowerChoice agreement provides for deferral and future recovery of the net losses resulting from the sale of the assets. For a further discussion of the loss incurred on these sales, the regulatory treatment of such loss, and the factors that may cause the amount of loss to change, see Part II, Item 8. Financial Statements and Supplementary Data, Note
2. - Rate and Regulatory Issues and Contingencies.

After the fossil and hydro sales are completed, Niagara Mohawk has agreed not to own any non-nuclear generation assets in the state of New York, subject to certain exceptions provided in the PowerChoice agreement.

The PowerChoice agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of PowerChoice. On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear generation assets to AmerGen. The sale to AmerGen was subject to a previously existing agreement among the five co-owners of Unit 2 that gives the co-owners the right to match a third-party purchase offer. On December 21, 1999, RG&E, a 14% co-owner of Unit 2, submitted a notice stating it would match the AmerGen offer. On January 26, 2000, the PSC Staff had informed the ALJ and all parties, including Niagara Mohawk, that they believed the terms of the proposed nuclear sale were not in the public interest. The PSC Staff is continuing its discussions with AmerGen, as well as exploring other options, including giving other interested parties the opportunity to put forth competing proposals. Niagara Mohawk cannot predict the outcome of this proceeding, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because of the regulatory hurdles that must be overcome, Niagara Mohawk does not believe that such a sale is any more likely to occur than other possible scenarios, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives. For a further discussion regarding the details of the sale agreement, the status of the sale, the proposed regulatory and accounting treatment of the announced sale, the PPAs signed as part of the agreement, and the treatment under PowerChoice in the event a sale does not occur, see Part II, Item 8. - Financial Statements and Supplementary Data, Note 2. - Rate and Regulatory Issues and Contingencies,
Note 3. - Nuclear Operations and Note 9. - Commitments and Contingencies.

THE MRA AGREEMENT. As a result of various federal and state requirements, Niagara Mohawk was required to enter into contracts to purchase electricity from IPPs in quantities in excess of its own demand and at prices in excess of those available to it. In mid-1996, Niagara Mohawk began comprehensive negotiations to terminate, amend or restate a substantial portion of above-market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. These negotiations led to the MRA and the PowerChoice agreement.

The MRA was consummated on June 30, 1998 with 14 IPPs. The MRA allowed Niagara Mohawk to terminate, estate or amend 27 PPAs which represented approximately three-quarters of its over-market purchased power obligations. Niagara Mohawk terminated 18 PPAs for 1,092 MW of electric generating capacity, restated 8 PPAs representing 535 MW of capacity and amended 1 PPA representing 42 MW of capacity. Niagara Mohawk paid the IPP Parties an aggregate of $3.934 billion in cash, of which $3.212 billion was obtained through a public market offering of senior unsecured debt, $303.7 million from the public sale of 22.4 million shares of common stock, and the remainder from cash on hand. In addition, Niagara Mohawk issued 20.5 million shares of common stock to the IPP Parties.

PowerChoice provided that the MRA and the contracts executed as part of the MRA were prudent and accordingly, PSC approval of PowerChoice allowed Niagara Mohawk to record a regulatory asset for the costs of the MRA, which is being amortized over a period generally not to exceed ten years. Niagara Mohawk's rates under PowerChoice were designed to permit recovery of the MRA regulatory asset. In approving PowerChoice, the PSC limited the estimated value of the MRA regulatory asset that could be recovered, which resulted in a charge to the second quarter of 1998 earnings of $263.2 million upon the closing of the MRA. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, substantially improves operating cash flow. The ability of Niagara Mohawk to improve earnings in the period subsequent to PowerChoice will depend on the outcome of the regulatory process to set prices at that time.

The MRA has the effect of reducing Niagara Mohawk's IPP payments by more than $500 million annually as compared to leaving the pre-existing contracts in place, net of purchases of power at market price. The resulting improvement in cash flow and the proceeds from the sale of the generation assets have allowed Niagara Mohawk to repay debt and repurchase Holdings' common stock.

Under the terms of the MRA, Niagara Mohawk has no continuing obligation to purchase energy from the terminated IPP Parties. The restated contracts with eight PPAs reflect economic terms and conditions that are more favorable to Niagara Mohawk than the previous PPAs. See Part II, Item 7A. - Quantitative and Qualitative Disclosures About Market Risk, and Part II, Item 8. - Financial Statements and Supplementary Data, Note 8. - Commitments and Contingencies and
Note 9 - Fair Value of Financial and Derivative Financial Instruments, for a further discussion regarding the remaining payments to the IPP Parties for the purchase of electric power and the payments made under the swap agreements.

Niagara Mohawk is actively pursuing other opportunities to reduce its payments to IPPs that were not party to the MRA. Niagara Mohawk is permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999, there have been four IPP contracts for approximately 127 MW terminated for a total consideration (cash and/or notes) of $229.2 million. Niagara Mohawk estimates that it will have reduced IPP payments by approximately $60 million annually, net of purchases of power at market price as a result of these contract buyouts. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings from the buyouts during the remaining term of PowerChoice to offset the amortization expense. Niagara Mohawk is negotiating buyouts and amendments of other IPP contracts, but is unable to determine the timing and outcome of these negotiations.

FORMATION OF A HOLDING COMPANY STRUCTURE. Niagara Mohawk was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange with Niagara Mohawk Holdings, Inc. on March 18, 1999. The outstanding shares of Niagara Mohawk's common stock, $1.00 par value, were exchanged on a share-for-share basis for Holdings' common stock, par value of $0.01. Niagara Mohawk then became a subsidiary of Holdings. Niagara Mohawk's preferred stock and debt were not exchanged and remained securities of Niagara Mohawk. The holding company structure was completed March 31, 1999 with the Niagara Mohawk dividend transfer of Opinac North America Inc. ("Opinac") to Holdings.

The holding company structure provides Holdings and its subsidiaries with the financial and regulatory flexibility to compete more effectively in an increasingly competitive energy industry by providing a structure that can accommodate both regulated and unregulated lines of businesses (energy related services and telecommunications). The holding company structure permits Holdings to participate in unregulated business opportunities as the industry evolves. The PowerChoice agreement provides for affiliate rules to be abided by Holdings and its affiliated companies, including the allocation of costs for providing goods and services.

FERC ORDER 888. In April 1996, FERC issued Order 888, which promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. FERC Order 888 required the NYPP to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. In addition, the FERC Order also provides for the recovery of prudent and verifiable stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888's open access mandate.

As a result of Order 888, there have been several developments during the past few years as follows:

-  OPEN ACCESS
   -----------

   The NYISO commenced formal operations on December 1, 1999. Niagara Mohawk views this progress as an important step toward a more competitive market for wholesale electricity supply service in New York State, consistent with its PowerChoice restructuring agreement.

   Twice annually, Niagara Mohawk will be required to sell to the NYISO all of its transmission capacity, except such transmission capacity grandfathered under pre-existing Transmission Service Agreement ("TSAs"), for a subsequent six month period. In turn, Niagara Mohawk will purchase any additional transmission capacity it needs through the competitive bid process of the NYISO. Approximately $70 - $75 million, or three-quarters of Niagara Mohawk's annual transmission revenues, are derived from the grandfathered TSAs. These grandfathered TSAs have various expiration dates, with the more significant TSAs not expiring until 2013 and beyond. Niagara Mohawk expects that total transmission revenues will decline from $100 million in 1999 to $75 million in 2000, which is due to the transition from Niagara Mohawk's transmission tariffs to the NYISO tariffs. Niagara Mohawk cannot determine the long-term impact of the NYISO on its transmission revenues due to lack of market experience in pricing and capacity needs.

-  STRANDED COST RECOVERY IN THE CASE OF MUNICIPALIZATION
   ------------------------------------------------------

   Order 888 stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888's open access mandate. Order 888 left to the states the issue of retail stranded cost recovery. Where newly created municipal electric utilities required transmission service from the displaced utility, the FERC stated that it would entertain requests for stranded cost recovery since such municipalization is made possible by open access. The FERC also reserved the right to consider stranded costs on a case-by-case basis if it appeared that open access was being used to circumvent stranded cost review by any regulatory agency.

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

   In approving PowerChoice, the PSC authorized changes to Niagara Mohawk's Retail Tariff providing for the recovery of stranded costs in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs is governed by this Retail Tariff, which became effective on April 6, 1998. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligation.

   The Village of Lakewood ("Lakewood") is considering municipalization. In August 1997, Niagara Mohawk provided Lakewood with an estimate of its stranded cost obligation in response to a formal request under FERC Order
   888. In June 1998, Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of Niagara Mohawk's stranded costs if it created a new municipal electric system.

   On December 11, 1998, the FERC issued an order granting Niagara Mohawk's request for clarification that Order 888 does not preempt the exit fee provision of the Retail Tariff and directing that the Lakewood case be held in abeyance pending the resolution of Lakewood's stranded cost obligation under Niagara Mohawk's Retail Tariff.

   During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18.0 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The PSC Staff filed their direct case on October 25, 1999, which supported an exit fee of $15.6 to $16.7 million. Rebuttal testimony was filed on November 10, 1999 and a hearing for the purpose of cross-examination of all testimony was held on December 1 and 2, 1999. Niagara Mohawk expects the PSC to render a decision by the second quarter of 2000. Niagara Mohawk is unable to predict the outcome of this matter.

   While the municipalization of Lakewood would not have a material impact on Niagara Mohawk's results of operation and financial position, the outcome of this matter will likely define the methodology to determine exit fees. There have been other challenges to the determination and recovery of stranded costs through the application of CTCs and exit fees as follows:

   In early October 1998, the Alliance for Municipal Power ("AMP"), a group of 21 towns and villages in St. Lawrence and Franklin Counties pursuing municipalization, and Alfred P. Coppola ("Coppola"), a Councilman from the city of Buffalo, commenced a proceeding in Albany County Supreme Court that challenged the PSC's decision to approve PowerChoice and the PSC's decision that denied the petitions of Alliance for Municipal Power and Coppola for rehearing before the Commission. The proceeding sought to vacate the decision of the PSC approving PowerChoice provisions relating to the determination and recovery of strandable costs through the application of a competitive transition charge and exit fees. The PSC has made a motion to dismiss the proceeding in this matter. On March 11, 1999, the Albany County Supreme Court dismissed in its entirety the petition of Coppola and also dismissed AMP's petition to the extent that it challenged the determination and recovery of stranded costs through the application of CTCs and exit fees. However, the Court did order the PSC to respond to AMP's claim that the PSC failed to act on discovery requests seeking information about exit fees. Niagara Mohawk has provided AMP with an updated exit fee estimate of $150 million (PSC method) to $272 million (FERC method). The range is dependent on whether the formula prescribed by the PSC in PowerChoice or the method defined by FERC is used. During the first quarter of 1999, AMP filed a motion to re-argue with the Supreme Court and has also filed a notice of appeal from the decision of the lower court. On June 29, 1999, the Albany County Supreme Court denied AMP's motion to re-argue and renew the case.
   AMP failed to perfect on a timely basis, its appeal, which failure may be excused by the court for good reason. Niagara Mohawk is unable to predict what future actions, if any, AMP will take with respect to this matter. If these 21 communities withdrew from Niagara Mohawk's system, Niagara Mohawk would experience a potential revenue loss of approximately two percent per year. In addition, the impact on Niagara Mohawk's electric margin is considered to be immaterial. However, suspension of PowerChoice or renegotiation of its material terms could have a material adverse effect on Holdings and Niagara Mohawk's results of operations, financial condition, and future cash flows.

   Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers, including the city of Buffalo. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk's system or the amount of stranded costs it may receive as a result of any withdrawals.

FERC ORDER 2000. In December 1999, FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for a Regional Transmission Organization ("RTO") by October 15, 2000. Alternatively, FERC Order 2000 requires such utilities to provide a description of any efforts made by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward participation. RTOs are required to be operational by December 15, 2001. Niagara Mohawk is currently evaluating FERC Order 2000 and believes that the current NYISO structures provides for much of the FERC mandate under Order 2000. However, at this time, it is difficult to determine how the NYISO may be impacted by an RTO and what financial consequences, if any, may result from the formation of an RTO.

OTHER REGULATORY RESTRUCTURING PROCEEDINGS. The PSC continues to assess other functions in the regulated electric and gas business to lower consumer rates and increase customer choice. The PSC is considering opening competition to such functions as metering, billing, collections and customer service. On January 13, 1999, the PSC adopted a set of Uniform Business Practices for Retail Access designed to streamline and make more uniform the manner in which the local utilities interact with natural gas and electricity marketers, energy services companies and customers who purchase energy in New York State's evolving competitive market.

During the latter part of 1999, the PSC required the New York State utilities to file tariffs providing a backout credit against utility prices to large electric customers (greater that 50KW) choosing to have their meter services performed by someone other than their local utility. The backout credit is an estimate of costs the utilities incur to provide meter services to these customers. The PSC has stated a preference for using long run avoided costs to establish backout credits, and in the absence of long run avoided cost estimates, the use of embedded, or fully allocable costs of the avoided activities. Embedded costs may exceed the costs the utility could actually avoid when not providing a service to customers that have chosen an alternative, creating stranded costs. The PSC has postponed the implementation of these rates until March 29, 2000. Due to the limited scope of the PSC's order on metering, the impact on Niagara Mohawk's results of operations should be minimal. The exposure could grow, however, if the scope of the metering proposal is expanded, or other services are required to be opened to competition using embedded cost as a backout credit.

Niagara Mohawk will continue to participate with the PSC and other parties as New York State moves forward with a competitive utility industry, but it cannot predict the outcome of the results and the impact on its PowerChoice agreement.

OTHER FEDERAL AND STATE REGULATORY INITIATIVES
----------------------------------------------

GAS MULTI-YEAR RATE AND RESTRUCTURING PROPOSAL. Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. Niagara Mohawk is currently negotiating with the PSC and other parties, but has not reached a final agreement. However, on October 15, 1999, and January 12, 2000, the PSC approved an interim arrangement that freezes delivery rates at current levels, subject to refund if the permanent rates are lower and allows the pass through to customers the benefits of lowered pipeline costs. In addition, the interim arrangement minimizes Niagara Mohawk's exposure to stranded costs. The interim agreement also included provisions for the implementation of both unbundled gas rates and a return to a full gas cost collection mechanism (gas adjustment clause "GAC") effective November 1, 1999. In addition, Niagara Mohawk is allowed to recover all commodity costs along with fixed capacity costs for capacity actually used to serve customers. It also provides that, pending resolution of the issue in that case, costs for capacity upstream of CNG that are not actually required for sales customer demands or offset by assignment and secondary market release (stranded capacity costs) are not recoverable beginning November 1, 1999. However, the potential for stranded costs are not considered material to Niagara Mohawk's results of operations or financial condition. The exposure may increase in the future as additional customers select alternative suppliers. Niagara Mohawk is continuing to work with the PSC and other interested parties to reach a final settlement, but it cannot predict the timing or outcome of such a settlement.

FUTURE OF THE NATURAL GAS INDUSTRY. In November 1998, the PSC issued its Policy Statement concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment ("PSC Policy Statement"). The PSC envisions a transitional time frame of three to seven years for local gas distribution companies ("LDC") to exit the business of purchasing natural gas (the "merchant" function). The PSC established a process comprising three basic elements, to be pursued in parallel in the exiting of the merchant function:

1. Addressing the issues involved in the exiting of the merchant function on a utility-by-utility basis as part of the LDCs individual rate plans;

2. Collaboration among staff, LDCs, marketers, pipelines and other stakeholders of generic issues such as operational and reliability issues, protocols and information systems requiring a status report by April 1, 1999; and

3. Coordination of issues faced by electric utilities, including provider of last resort issues and a plan to allow competition in other areas, such as metering, billing and information services.

In December 1998, Niagara Mohawk notified the PSC that its specific operational and reliability requirements continue to warrant certain mandatory capacity assignment and inclusion of capacity costs in transportation rates after April 1, 1999. Niagara Mohawk will continue to assign CNG capacity until a final determination is reached in the current rate and restructuring case. The PSC noted in its PSC Policy Statement that it will provide LDCs with a reasonable opportunity to recover these strandable costs if they can demonstrate compliance with the PSC's directives to minimize such costs.

As a result of the collaborative process established in the PSC Policy Statement, on August 19, 1999, the PSC issued an order requiring that marketers serving firm customers have firm, primary delivery point capacity for the five winter months of November through March, but allowed an alternative for marketers, only for the 1999 - 2000 heating season, to have firm secondary delivery point capacity and to pay the LDC a standby charge to provide backup service. LDCs that implemented this Order would be presumed to have met the PSC's directive to minimize their stranded costs.

Niagara Mohawk believes that it has taken numerous actions to reduce its capacity obligations and its potential stranded costs, but is unable to predict the outcome of this matter. Niagara Mohawk has addressed the issues from the PSC Policy Statement in its three-year gas rate and restructuring proposal filed on March 11, 1999 and as noted above, Niagara Mohawk is currently working with the PSC and other interested parties to reach a final settlement. For a discussion of Niagara Mohawk's long term supply, transportation and storage commitments, see Part II, Item 8. - Financial Statements and Supplementary Data,
Note 8. - Commitments and Contingencies.

NRC AND NUCLEAR OPERATING MATTERS. On September 24, 1999, Niagara Mohawk announced that it had begun a comprehensive program to enhance the operating performance of Unit 1 and Unit 2. Previous internal and external performance reviews, including a review by the NRC, outlined the need for operational improvements. Niagara Mohawk has implemented a phased improvement program designed to strengthen organizational capability to improve more rapidly and address challenges more effectively. Niagara Mohawk also established a contractual partnership with PECO Energy, a partner in AmerGen, to provide additional management and expertise. Niagara Mohawk incurred approximately $1.0 million in expense during 1999 for this performance improvement program and has budgeted an additional $5.9 million in expense and $2.8 million for capital improvements for the six months ending June 30, 2000. Any delay in the timing or outcome of the nuclear asset sale will affect the cost of the improvement program.

Niagara Mohawk also experienced several outages with its two nuclear plants, including the scheduled refueling outage, during 1999. The following summarizes the two most significant of the outages:

- UNIT 1: Unit 1 had a scheduled refueling and maintenance outage that began on April 11, 1999. During the core shroud reinspection, indications of crack growth on vertical welds were found. The growth rate identified was consistent with findings noted in earlier inspections at Unit 1. After careful examination and analysis, Niagara Mohawk decided to install a repair modification on two of the shroud's vertical welds. A damaged tie rod, previously installed to address horizontal shroud cracks, was also identified. As a result, all four tie rods were repaired to correct a design deficiency. The plant returned to service on June 16, 1999. The incremental costs associated with the refueling and maintenance outage at Unit 1 was $10.8 million, including $6.3 million of replacement power costs.

- UNIT 2: On June 24, 1999, Unit 2 automatically shut down due to a malfunction in a device that controls water flow level to the reactor vessel. Unit 2 returned to full power on July 26, 1999. The incremental costs associated with the outage at Unit 2 were $11.4 million, including $10.6 million of replacement power costs.

PSC STAFF'S TENTATIVE CONCLUSIONS ON THE FUTURE OF NUCLEAR GENERATION. On August 27, 1997, the PSC requested comments on its staff's tentative conclusions that beyond the transition period (the period covered by the various New York utility restructuring agreements, including PowerChoice), nuclear generation should operate on a competitive basis.

In October 1997, the majority of utilities with interests in nuclear power plants, including Niagara Mohawk, requested that the PSC reconsider its staff's nuclear proposal, and the utilities recommended that a more formal process be developed to address issues relating to competition, sale of nuclear plants, responsibility for decommissioning, disposal of spent fuel, safety, and environmental benefits of fuel diversity.

On March 20, 1998, the PSC issued an opinion and order instituting a further inquiry into the matters addressed in the PSC Staff's tentative conclusions regarding the treatment of nuclear generation in the future. The Order concluded that the proposals contained in the Staff Report required more extensive examination, and directed that the examination begin with a collaborative process and move to litigation on particular issues if necessary. A collaborative proceeding commenced on January 20, 1999.

The matters addressed in the inquiry include:

-  Market treatment for nuclear power
-  The feasibility of mandated divestiture and its likely consequences
-  Decommissioning issues
-  Effects of PSC Staff's proposal on municipalities

The proceeding has been delayed due to the PSC Staff's attention devoted to the sale of Unit 1 and Unit 2.

As noted above, Niagara Mohawk has announced an agreement to sell its nuclear generation assets, but is unable to determine the outcome of such a sale. See
Part II, Item 8. - Financial Statements and Supplementary Data, Note 2. - Rate and Regulatory Issues and Contingencies and Note 3. - Nuclear Operations, for a further discussion of the agreement.

At December 31, 1999, the net book value of Niagara Mohawk's nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.6 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear-related assets of approximately $0.5 billion. These assets include the decommissioning trusts and regulatory assets, primarily related to the flow-through to customers of prior income tax benefits.

                          YEAR 2000 READINESS DISCLOSURE
                          ------------------------------

Niagara Mohawk has not experienced any significant problems related to the year 2000-date rollover. In general, however, all problems related to the year 2000-date rollover may not yet have become apparent. There are other critical dates, such as leap year, that could cause similar computer problems. While Niagara Mohawk believes its efforts to date have successfully addressed the problems, there can be no assurance until the passage of time, that no further problems will occur, including with respect to Niagara Mohawk's third party business partners.

Niagara Mohawk incurred total year 2000 readiness project costs of $26.0 million through December 31, 1999 of which $16.3 million was expensed and $9.7 million was capitalized. Niagara Mohawk estimates that program costs for 2000 will approximate $4.5 million, of which approximately $3.9 million will be expensed and $0.6 million will be capitalized.

                              RESULTS OF OPERATIONS
                              ---------------------

This results of operations section includes the results of both Holdings and Niagara Mohawk. Holdings' prior period results are the same as Niagara Mohawk's results, except for the treatment of preferred stock dividends paid by Niagara Mohawk and the manner in which unregulated business activities are consolidated in the financial statements. See Part II, Item 8. - Financial Statements and Supplementary Data, Note 1. - Summary of Significant Accounting Policies, for a further discussion of the formation of the holding company structure during 1999.

Holdings:
---------

Holdings experienced a loss in 1999 of $35.1 million or 19 cents per share, as compared to a loss of $157.4 million or 95 cents per share in 1998 and earnings of $145.9 million or $1.01 per share in 1997.

Earnings for 1999 reflect the impact of Niagara Mohawk's lower purchased power costs, partially offset by increased interest charges, resulting in improved earnings by $108.0 million or 58 cents per share. However, the amortization of the MRA regulatory asset had a non-cash adverse earnings impact of $167.5 million or 90 cents per share. Earnings for 1999 were also negatively impacted by Niagara Mohawk's early redemption of First Mortgage Bonds, Senior Notes and Medium Term Notes, which required a charge to earnings of $23.8 million or 13 cents per share and is reflected as an extraordinary item. See Part II, Item 8.
- Financial Statements and Supplementary Data, Note 4. - Capitalization, for a further discussion of the extraordinary item. As discussed in more detail below, Niagara Mohawk implemented a Customer Service System in February 1999. Additionally, earnings in 1999 were reduced by $23.8 million, or 13 cents per share, because of the costs related to the new Customer Service System, and by $21.0 million, or 11 cents per share, because of higher bad debt expense.
The repurchase of Holdings' common stock has not had a significant impact on earnings per share for the year ended December 31, 1999, since earnings per share is based upon the weighted average shares outstanding. However, the effect on earnings per share in the future should increase.

Results for 1998 were negatively impacted by a non-cash write-off of $171.1 million or $1.03 per share associated with the portion of the MRA regulatory asset disallowed in rates by the PSC and by the regulatory treatment of the MRA regulatory asset. The January 1998 ice storm and the September 1998 windstorm also negatively impacted 1998 earnings by $50.6 million, or 30 cents per share, which reflected Niagara Mohawk's estimate of incremental, non-capitalized costs to restore power and rebuild its electric system. In addition, per share results for the year ended December 31, 1998, were diluted by the issuance of
42.9 million shares of common stock in connection with the MRA.

Niagara Mohawk:
---------------

Niagara Mohawk had a net loss of $2.1 million after the extraordinary item. The preferred dividend requirements reduced the balance available for common stock to a greater loss of $38.9 million. This loss as compared to 1998 and 1997 is explained above in the discussion of Holdings' loss for the same period.

The following discussion and analysis highlights items that significantly affected Holdings and Niagara Mohawk's operations during the three-year period ended December 31, 1999. This discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the consummation of the MRA and implementation of PowerChoice, including the sale of Niagara Mohawk's generation assets. It should also be read in conjunction with
Item 8. - Financial Statements and Supplementary Data, and other financial and statistical information appearing elsewhere in this report.

CUSTOMER SERVICE SYSTEM. In mid-February 1999, Niagara Mohawk implemented a new Customer Service System ("CSS"). The CSS replaced existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS also provides retail access and unbundled bill functionality required under PowerChoice and addresses Year 2000 compliance. These capabilities could not be developed in the previous systems.

Niagara Mohawk, like other companies that have implemented similar CSS projects, has experienced a transition period, characterized by significantly higher customer call volumes and complaints, billing and data accumulation issues, and other problems that impact productivity and costs. The transition was also complicated by changes in the information and choices provided to customers pursuant to PowerChoice. Niagara Mohawk has taken steps prior to and during the transition period to prioritize and respond to problems. Although the more significant billing and data accumulation issues concerning customers have been addressed, resolution of the remaining transition issues will continue into 2000.

The CSS transition period presents several financial exposures. Outstanding accounts receivables have increased and Niagara Mohawk's bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance relating to this transition period, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1, 1999 through April 15, 2000), since under the law, it cannot disconnect service to residential customers unless a 72-hour notice is given to the residential customer.

The PSC has been evaluating the development and implementation costs of the CSS project, as well as Niagara Mohawk's response to the transition problems incurred during implementation. The PSC issued an order in January 2000 directing that remaining billing related problems be corrected, with emphasis on estimated bills, by March 31, 2000. Niagara Mohawk cannot predict the outcome or financial consequences, if any, of the PSC's inquiry.

Niagara Mohawk has incurred increased costs to complete the transition to CSS. Costs incurred prior to implementation of CSS in February 1999 were generally capitalized. Niagara Mohawk has capitalized $56 million through December 31, 1999, for the entire CSS project. Niagara Mohawk expected to incur costs chargeable to expense in 1999 for maintenance of CSS. Incurred costs are also expected to be higher in the first several years subsequent to implementation as knowledge and experience is transferred from the vendor to Niagara Mohawk.
While implementation requirements are diminishing, Niagara Mohawk may face additional costs if the PSC seeks other retail access-related initiatives that would require modifications to CSS. Niagara Mohawk cannot predict the costs of these potential changes. Niagara Mohawk also experienced higher costs in 1999 as a result of implementing retail access for all customers. Niagara Mohawk incurred $36.6 million in 1999 for total CSS-related charges to expense, exclusive of bad debts. Niagara Mohawk had expected to spend $11.2 million during 1999 for maintenance and knowledge transfer activities. Niagara Mohawk expects to incur additional costs in 2000, as remaining issues are addressed and enhancements are made. These amounts are expected to be substantially less than 1999 spending.

                               REVENUES AND SALES
                               ------------------

REGULATED ELECTRIC REVENUES for 1999 were $3,248 million, and were $3,261 million and $3,309 million in 1998 and 1997, respectively.

Regulated electric revenues for 1999 decreased $13.4 million or 0.4% as compared to 1998. The new CSS system has converted all customers previously billed on a bi-monthly basis to a monthly basis, which has resulted in an increase in billed revenue and sales (GWh), with corresponding decreases in accrued unbilled revenues. In accordance with PowerChoice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations, whereas, in the first eight months of 1998, the effects of the changes in accrued unbilled revenues were deferred. As a result, miscellaneous revenues, which include the unbilled revenues, have decreased by approximately $13.3 million. Commercial revenues have decreased in 1999 due to lower rates under the PowerChoice agreement and due to commercial customers switching energy providers as a result of open access. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected as "Distribution of Energy." The GWh that are delivered to the customers who have chosen an alternative supplier are not included in Niagara Mohawk's sales amounts. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in "Other Electric Systems." Overall electric revenues were not materially impacted by open access. Sales to other electric systems were also lower in 1999 primarily due to lower sales to one utility. Under PowerChoice, revenues may decline further as customers choose alternative suppliers and Niagara Mohawk no longer sells energy to energy service companies. However, Niagara Mohawk expects to incur less purchased power expense, and will be able to recover its stranded costs through the CTC. See Item 8. - Financial Statements and Supplementary Data - Electric Statistics, for a summary of electric revenue and sales data for the years 1997 through 1999.

The $48.3 million or 1.5% decrease in 1998 regulated electric revenues was primarily due to a decrease in volume and mix of sales of $72.3 million along with rate reductions under PowerChoice. The decrease was partially offset by increases in sales of energy to other electric systems and revenue from the distribution of energy.


                               INCREASE (DECREASE) FROM PRIOR YEAR
                                    (In millions of dollars)
REGULATED ELECTRIC REVENUES         1999      1998    Total
-------------------------------  ---------  -------  -------
Fuel adjustment clause revenues  $  (33.5)  $ (4.7)  $(38.2)
Changes in volume and mix of
   sales to ultimate consumers.     101.6    (72.3)    29.3
Sales to other electric systems     (46.9)    11.0    (35.9)
Unbilled revenues . . . . . . .     (43.3)    (2.3)   (45.6)
Distribution of energy. . . . .      25.3     30.2     55.5
PowerChoice rates . . . . . . .     (16.6)   (10.2)   (26.8)
                                 ---------  -------  -------
                                 $  (13.4)  $(48.3)  $(61.7)
                                 =========  =======  =======


REGULATED ELECTRIC KILOWATT-HOUR SALES were 35.4 billion in 1999, 36.4 billion in 1998 and 37.1 billion in 1997. While sales may continue to decline in 2000 and beyond as customers select alternative energy suppliers, Niagara Mohawk expects deliveries to remain stable.

Regulated electric sales for 1999 decreased 1.0 billion KWh or 2.8% as compared to 1998. The decrease is primarily due to a decrease in sales to other electric systems of 1.9 billion KWh or 53.4% as compared to 1998. Sales to other electric systems were lower in 1999 primarily due to reduced sales to one utility. Regulated electric sales were also affected by customers selecting alternative suppliers and billing customers that had been previously billed bi-monthly on a monthly basis.

The 1998 decrease of 0.7 billion KWh, or 1.9% as compared to 1997, is related primarily to a 4.5% decrease in sales to other electric systems. Sales to ultimate consumers also decreased in 1998 primarily due to warmer weather during the winter months.

UNREGULATED ELECTRIC REVENUES for 1999 were $217.1 million and were $129.4 million and $86.2 million in 1998 and 1997, respectively.

UNREGULATED ELECTRIC SALES for 1999 were 6.4 billion KWh and were 4.6 billion KWh and 3.3 billion KWh in 1998 and 1997, respectively.

The unregulated electric revenues and sales are generated entirely from Niagara Mohawk Energy, Inc. (Niagara Mohawk Energy"). The revenue and sales include wholesale and retail transactions and reflect Niagara Mohawk Energy's increasing activity in the competitive energy market.

Detail of the changes in electric revenues and KWh sales by customer group are highlighted in the table below:

                                     1999
                                     % OF
                                   HOLDINGS'  % Increase (decrease) from prior year
                                   ELECTRIC         1999                1998
CLASS OF SERVICE                   REVENUES   REVENUES  SALES    Revenues     Sales
---------------------------------  ---------  --------  -----    --------     -----
REGULATED:
   Residential                      36.1        4.0       6.1       (2.1)     (2.6)
   Commercial                       34.4       (2.3)      2.4       (1.1)      0.1
   Industrial                       14.0        0.8       2.1       (9.5)     (4.8)
   Industrial - Special              1.9        2.0      (1.4)       3.3       1.4
   Other                             1.4       (8.8)    (17.0)       1.1       2.6
                                   ------     ------    ------   --------     -----
      Total to ultimate consumers   87.8        0.7       2.7       (2.8)     (1.6)
   Other electric systems            1.4      (49.5)    (53.4)      13.1      (4.5)
   Distribution of energy            1.6       82.3         -    5,565.0         -
   Miscellaneous                     2.9      (11.6)        -       (2.6)        -
                                   ------     ------    ------   --------     -----
      Total regulated               93.7       (0.4)     (2.8)      (1.5)     (1.9)
UNREGULATED:
   Wholesale and retail              6.3       67.9      39.0       50.1      40.3
                                   ------     ------    ------   --------     -----

      Total                        100.0        2.2       1.9       (0.2)      1.5


REGULATED GAS REVENUES increased $14.4 million or 2.5% in 1999 primarily as a result of an increase in residential sales and revenue. The increase in residential revenues is partly the result of beginning to bill customers on a monthly basis rather than a bi-monthly basis. Most customers that were billed on a bi-monthly basis were residential customers. Pursuant to the gas settlement, change in accrued unbilled revenue are deferred. The increase in regulated gas revenues is also due to revenue earned from revenue sharing mechanisms allowed in Niagara Mohawk's gas rates as a result of lowering the non-commodity cost of gas.

Regulated gas revenues decreased in 1998 by $91.7 million or 14.0% primarily due to decreased sales to ultimate customers as a result of the migration of commercial sales customers to the transportation class and due to warmer weather in the winter months. Regulated gas revenues in 1998 were also negatively impacted by the regulated gas commodity cost adjustment clause ("CCAC").

Rates for transported gas (excluding aggregation services) yield lower margins than gas sold directly by Niagara Mohawk. Therefore, sales of gas transportation services have not had a proportionate impact on earnings, particularly in instances where customers that took direct service from Niagara Mohawk move to a transportation-only class. In addition, changes in CCAC revenues are generally margin-neutral.


                                     INCREASE (DECREASE) FROM PRIOR YEAR
                                            (In millions of dollars)
REGULATED GAS REVENUES                   1999       1998      Total
------------------------------------  ---------   -------    -------
Transportation of customer-owned gas  $    3.9    $ (1.6)    $  2.3
CCAC revenues. . . . . . . . . . . .      (8.2)    (38.5)     (46.7)
Revenue sharing mechanisms . . . . .       9.1       3.4       12.5
Spot market sales. . . . . . . . . .      (4.5)      2.4       (2.1)
Changes in volume and mix of sales
   to ultimate consumers . . . . . .      14.1     (57.4)     (43.3)
                                      ---------   -------    -------
                                      $   14.4    $(91.7)    $(77.3)
                                      =========   =======    =======


REGULATED GAS SALES in 1999, excluding transportation of customer-owned gas and spot market sales, were 68.6 million Dth, a 5.5% increase from 1998. The increase in the regulated gas sales is primarily attributable to colder weather in the first quarter of 1999, as well as the shift to monthly billing described above, which increased residential sales. Regulated revenues were also positively impacted by an increase in transportation volumes of 9.4 million Dth or 7.3% to customers purchasing gas directly from producers. The increases were partially offset by decreased spot market sales (sales for resale), which are generally from higher priced gas available to Niagara Mohawk and, therefore, yield margins that are substantially lower than traditional sales to ultimate customers.

Regulated gas sales in 1998, excluding transportation of customer-owned gas and spot market sales, were 65.0 million Dth and a 17.3% decrease from 1997. The decrease in 1998 was in all ultimate consumer classes, primarily due to the warmer weather. Regulated gas revenues were also negatively impacted by a decrease in transportation volumes of 24.9 million Dth or 16.3% to customers purchasing gas directly from producers mainly as a result of the termination and restatement of the PPAs as part of the MRA. The decreases were partially offset by increased spot market sales (sales for resale), which are generally from higher priced gas available to Niagara Mohawk and, therefore, yield margins that are substantially lower than traditional sales to ultimate customers.

UNREGULATED GAS REVENUES for 1999 were $31.6 million and were $36.0 million and $24.3 million in 1998 and 1997, respectively.

UNREGULATED GAS SALES for 1999 were 11.0 million Dth and were 13.9 million Dth and 6.8 million Dth in 1998 and 1997, respectively.

The unregulated gas revenues and sales are generated entirely from Niagara Mohawk Energy. Unregulated gas revenues and sales declined in 1999 due to reduced opportunities in the wholesale market, which were only partially offset by increases in the retail market.

Changes in gas revenues and Dth sales by customer group are detailed in the table below:


                                            1999
                                            % OF
                                          HOLDINGS' % Increase (decrease) from prior year
                                            GAS             1999            1998
CLASS OF SERVICE                          REVENUES   REVENUES   SALES   Revenues   Sales
---------------------------------------   --------   --------  ------   ---------  ------
REGULATED:
   Residential                             63.8        3.2       9.3    (13.3)     (14.4)
   Commercial                              17.6       (2.6)     (3.0)   (25.4)     (22.9)
   Industrial                               0.4      (35.3)    (39.8)   (44.8)     (45.5)
                                          ------     ------    ------   ------     ------
      Total to ultimate consumers          81.8        1.6       5.5    (16.7)     (17.3)
   Other gas systems                          -      (17.4)    (41.2)   (46.9)     (39.3)
   Transportation of customer-owned gas     9.5        7.3       7.3     (2.8)     (16.3)
   Spot market sales                        0.7      (51.1)    (59.3)    37.9       83.6
   Miscellaneous                            2.8       69.1         -    155.7          -
                                          ------     ------    ------   ------     ------
      Total regulated                      94.8        2.5       5.2    (14.0)     (15.6)
UNREGULATED:
   Wholesale and retail                     5.2      (12.2)    (20.5)    48.5      105.0
                                          ------     ------    ------   ------     ------

      Total                               100.0        1.7       3.5    (11.7)     (12.2)


                                OPERATING EXPENSES
                                ------------------

Niagara Mohawk has taken two significant actions during the last two years that impact the components of its cost structure. In 1998, the MRA began to have the effect of lowering purchased power costs from IPPs by more than $500 million annually, net of purchases of power at market prices, while creating a regulatory asset that increases amortization expense by approximately $386.5 million per year and increasing interest expense due to the debt incurred to finance the MRA ($3.45 billion). In 1999, Niagara Mohawk sold its hydro and most of its fossil assets, which reduced costs of ownership such as fuel, operating costs, property taxes and depreciation. However, Niagara Mohawk entered into purchase power contracts with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the fossil/hydro sales, that increased its electricity purchased power costs by $125.4 million through December 31, 1999. However, this increase was partially offset by lower fuel costs, which resulted in a net reduction in margin of approximately $84 million. These purchase power contracts mainly expire in 2003. The proceeds from the sale of assets, combined with the improved cash flow resulting from the MRA, enabled Niagara Mohawk to reduce debt by over $1.1 billion in 1999, which will reduce interest expense in the future.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION decreased $50.3 million or 21% in 1999 primarily due to the sale of the two coal-fired generation plants in June 1999 and the sale of the oil and gas-fired generation plant at Oswego in October 1999. Generation from Niagara Mohawk's two nuclear plants was reduced due to the two significant outages. See "NRC and Nuclear Operating Matters" above for a discussion of these outages. The decrease in fuel costs was partially offset by an increase in the generation at the remaining fossil generation plants. In accordance with PowerChoice, the electric fuel adjustment clause was discontinued. The fuel adjustment clause provided an adjustment to the customer's bill if the cost of fuel varied from a specified unit cost. In 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs. Niagara Mohawk's fuel for electric generation will continue to decrease in 2000 as the remaining generation assets are sold.

Niagara Mohawk's ELECTRICITY PURCHASED decreased $195 million or 19.5% in 1999, as a result of reduced purchases and payments to IPPs. The decrease in IPP purchases is primarily the result of the MRA, which became effective June 30, 1998, and has had the impact of lowering Niagara Mohawk's average unit cost of purchased power. The decrease is partially offset by purchases under PPAs from Niagara Mohawk's previously owned fossil and hydro generation plants. Niagara Mohawk also increased its electricity purchases from other utilities and the NYISO in 1999 to meet its remaining load requirements. Niagara Mohawk anticipates that purchases from other utilities will decrease in the future and that these purchases will be made through the NYISO at market prices. Future IPP costs will be further reduced as Niagara Mohawk continues to negotiate settlements with other IPPs. However, purchased power costs will trend upward in the future as Niagara Mohawk's generation asset sales are completed and supply from owned generation is replaced by purchased power. See Part II, Item
8. - Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies, for a discussion of the PPAs that Niagara Mohawk is committed to at December 31, 999.

Regulated electric fuel and purchased power costs decreased in 1998 by 12.3% or $173.6 million. The decrease is mainly the result of decreased purchases from the IPPs of $321.9 million. Of this amount, $80 million relates to net reductions in purchases from IPP Parties for the period between the closing of the MRA to the PowerChoice implementation date, which were deferred for future rate making disposition because the time lag between these events was not contemplated in the PowerChoice agreement. The decrease in IPP purchases is primarily the result of the MRA agreement. (See "The MRA Agreement" above). Other purchased power costs decreased $8.2 million. As a result, Niagara Mohawk's load requirements were met to a greater extent from internal sources, which resulted in an increase in fuel costs of $58.9 million as compared to 1997.

                                                         Regulated Electric Fuel and Purchased Power Costs
(in millions of dollars)                                                                              % Change from prior year
                                              1999             1998               1997            1999 TO 1998      1998 to 1997
                                          GWH     COST     Gwh     Cost       Gwh      Cost      GWH      COST     Gwh       Cost
--------------------------------------  --------------   ---------------    ----------------     -------------    ----------------
FUEL FOR ELECTRIC GENERATION:
   Coal. . . . . . . . . . . . . . . .   2,989  $ 44.9    7,988  $  118.7    7,459  $  106.4     (62.6)   (62.2)     7.1     11.6
   Oil . . . . . . . . . . . . . . . .   2,282    74.3    1,669      57.1      701      32.2      36.7     30.1    138.1     77.3
   Natural Gas . . . . . . . . . . . .     946    30.6      843      23.3      394       8.6      12.2     31.3    114.0    170.9
   Nuclear . . . . . . . . . . . . . .   7,166    36.9    7,842      40.0    6,339      33.0      (8.6)    (7.8)    23.7     21.2
   Hydro . . . . . . . . . . . . . . .   1,396       -    2,694         -    2,905         -     (48.2)       -     (7.3)       -
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
      Sub-total electric generation. .  14,779   186.7   21,036     239.1   17,798     180.2     (29.7)   (21.9)    18.2     32.7
   Deferral. . . . . . . . . . . . . .       -     3.0        -       0.9        -      (0.7)        -    233.3        -   (228.6)
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
      Total electric generation. . . .  14,779   189.7   21,036     240.0   17,798     179.5     (29.7)   (21.0)    18.2     33.7
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------

ELECTRICITY PURCHASED:
   IPPs:
      Capacity . . . . . . . . . . . .       -    13.8        -     127.9        -     220.8         -    (89.2)       -    (42.1)
      Energy and taxes . . . . . . . .   6,768   324.9    9,668     605.5   13,520     885.7     (30.0)   (46.3)   (28.5)   (31.6)
      Swap payments. . . . . . . . . .       -    96.5        -      51.2        -         -         -     88.5        -    100.0
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
         Total IPP purchases . . . . .   6,768   435.2    9,668     784.6   13,520   1,106.5     (30.0)   (44.5)   (28.5)   (29.1)
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
   Fossil/Hydro PPAs:
      Capacity . . . . . . . . . . . .       -    42.8        -         -        -         -     100.0    100.0         -        -
      Energy and taxes . . . . . . . .   3,490    80.9        -         -        -         -     100.0    100.0         -        -
      Swap payments. . . . . . . . . .       -     1.7        -         -        -         -     100.0    100.0         -        -
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
         Total Fossil/Hydro purchases.   3,490   125.4        -         -        -         -     100.0    100.0        -        -
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
   Other purchases . . . . . . . . . .  12,306   250.0    8,638     122.0    9,421     130.2      42.5    104.9     (8.3)   (6.3)
                                        ------  ------   ------  --------   ------  ---------    ------   ------   ------  -------
        Sub-total regulated purchases.  22,564   810.6   18,306     906.6   22,941   1,236.7      23.3    (10.6)   (20.2)  (26.7)
   Deferral. . . . . . . . . . . . . .       -    (3.6)       -      95.4        -      (0.6)        -   (103.8)       -       -
                                        ------  ------   ------  --------   ------  ---------    ------  -------   ------  -------
      Total regulated purchases. . . .  22,564   807.0   18,306   1,002.0   22,941   1,236.1      23.3    (19.5)   (20.2)  (18.9)
                                        ------  ------   ------  --------   ------  ---------    ------  -------   ------  -------

Total generated and purchased. . . . .  37,343   996.7   39,342   1,242.0   40,739   1,415.6      (5.1)   (19.8)    (3.4)  (12.3)
Losses/Niagara Mohawk use. . . . . . .   1,921       -    2,910         -    3,603         -     (34.0)       -    (19.2)      -
                                        ------  ------   ------  --------   ------  --------     -------  ------   ------  -------
                                        35,422  $996.7   36,432  $1,242.0   37,136  $1,415.6      (2.8)   (19.8)    (1.9)  (12.3)
                                        ======  ======   ======  ========   ======  ========     =======  ======   ======  =======

AVERAGE UNIT COST (CENTS PER KWH)*
Fuel for electric generation . . . . .             1.26               1.14               1.01
Electricity purchased. . . . . . . . .             3.59               4.95               5.39
     Combined unit cost. . . . . . . .             2.67               2.91               3.48

* The average unit cost does not include the deferred costs.


The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Niagara Mohawk generation. Other costs of power production, such as property taxes, other operating expenses and depreciation are included within other income statement line items.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED for 1999 is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $69.3 million or 50.8%, primarily due to increased sales requirements.

Niagara Mohawk's total COST OF GAS PURCHASED decreased 2.0% in 1999 and decreased 21.3% in 1998. The cost fluctuations generally correspond to sales volume changes, as well as a decrease in gas prices. Niagara Mohawk sold 1.8, 4.5, and 2.5 million Dth on the spot market in 1999, 1998, and 1997, respectively. The total cost of gas decreased $5.4 million in 1999. This was the result of a 2.7% decrease in the average cost per Dth purchased ($7.6 million), a $4.5 million decrease in Dth purchased for spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate consumers, and a $16.9 million decrease in purchased gas costs and certain other items recognized and recovered through the CCAC. These decreases were offset by a 6.4 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($23.6 million).

The total cost of gas decreased $73.5 million in 1998. This was the result of a 19.3 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($71.7 million), a 1.3% decrease in the average cost per Dth purchased ($3.5 million) and a $1.0 million decrease in purchased gas costs and certain other items recognized and recovered through the CCAC. These decreases were partially offset by a $2.7 million increase in Dth purchased for spot market sales.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as a decrease of $4.8 million during 1999 primarily as a result of lower unregulated sales.

OTHER OPERATION AND MAINTENANCE EXPENSE for Holdings and Niagara Mohawk have decreased $37.4 million and $48.7, respectively in 1999. Expenses in 1999 have decreased in part as a result of the sale of the fossil and hydro generation assets. Partially offsetting these decreases are incremental costs associated with the implementation of CSS as discussed above, as well as an increase in bad debt expense of $32.2 million. Operation and maintenance expense in 1998 reflect two major storms totaling approximately $80.2 million in incremental costs.

DEPRECIATION AND AMORTIZATION EXPENSE for both Holdings and Niagara Mohawk have decreased approximately $10.4 million during 1999 primarily as a result of the sale of Niagara Mohawk's two coal-fired generation plants, its hydro generation plants and its oil and gas-fired generation plant at Oswego. However, this decrease is partially offset as a result of placing in service several computer system projects with depreciable lives that are significantly shorter than typical transmission and distribution assets.

OTHER TAXES for both Holdings and Niagara Mohawk have decreased as compared to 1998 as a result of a reduction in the New York State GRT tax rate beginning in October 1998, as well as a reduction in property taxes of $31.9 million in connection with the sale of Niagara Mohawk's two coal-fired generation plants, its hydro generation plants, and its oil and gas-fired plant at Oswego.

Other taxes decreased by $11.5 million in 1998 primarily due to a reduction in GRT taxes of $17.6 million as a result of the lower sales revenue.

In approving PowerChoice, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk's PowerChoice filing be deferred for future disposition. Holdings and Niagara Mohawk's OTHER INCOME decreased in part due to the recording of a regulatory liability relating to the MRA debt interest rate savings liability of $17.3 million as compared to 1998. The decrease in other income is also due to the recording of approximately $44.6 million in 1998 on the deferral of MRA financing costs as ordered by the PSC. These decreases were partially offset by the recording of the approximately $9.0 million incentive earned under PowerChoice in 1999 on the sale of the fossil and hydro generation assets.

Although Holdings and Niagara Mohawk's INTEREST CHARGES increased in 1999 mainly due to the debt incurred to finance the MRA, the annualized level of charges has decreased since $1.1 billion of debt was repaid during the year. Interest charges increased in 1998 by $123.3 million after having remained fairly constant for the years 1996 and 1997. The increase in 1998 is mainly due to the interest charges incurred on the debt issued in mid-1998 in connection with the MRA.

DIVIDENDS on Niagara Mohawk's preferred stock did not significantly change from 1998 to 1999 and from 1997 to 1998. The changes are due to sinking fund redemptions and variations in dividend rates on the adjustable rate series of preferred stock. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, were 7.74% and 7.00%, respectively in 1999 and were 7.46% and 7.00%, respectively in 1998.

The increase in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES of approximately $86 million, excluding the tax benefit associated with the extraordinary item, is primarily due to higher book taxable income in 1999 as compared to 1998. Included in the earnings for 1999 is approximately $16.2 million of previously deferred investment tax credits associated with the two coal-fired generation plants, the hydro generation plants, and the oil and gas-fired plant in Oswego, which were sold. Niagara Mohawk believes this accounting is consistent with applicable tax laws. After adjusting for Holdings' treatment of Niagara Mohawk's preferred dividends, Holdings' effective tax rate for 1999 is slightly higher than statutory rates. See Part II, Item 8. Financial Statements and Supplementary Data - Note 6. Federal and Foreign Income Taxes for a reconciliation of the tax adjustments.

Niagara Mohawk recorded an EXTRAORDINARY ITEM during 1999 for the early extinguishment of debt of $23.8 million, net of income taxes. With Niagara Mohawk's stronger operating cash flows and the proceeds from the sales of its coal, hydro and its oil and gas generation plants, Niagara Mohawk redeemed over $820 million in debt prior to its scheduled maturity. The extraordinary item includes redemption premiums incurred, and the write-off of unamortized debt expense and debt issuance costs associated with each of the series that was redeemed.

                            EFFECTS OF CHANGING PRICES
                            --------------------------

Niagara Mohawk is especially sensitive to inflation because of the amount of capital it typically needs and because its prices are regulated using a rate-base methodology that reflects the historical cost of utility plant.

Holdings and Niagara Mohawk's consolidated financial statements are based on historical events and transactions when the purchasing power of the dollar was substantially different than now. The effects of inflation on most utilities, including Niagara Mohawk, are most significant in the areas of depreciation and utility plant. Niagara Mohawk could not replace its utility assets for the historical cost value at which they are recorded on its books. In addition, Niagara Mohawk would not replace these with identical assets due to technological advances and competitive and regulatory changes that have occurred. In light of these considerations, the depreciation charges in operating expenses do not reflect the cost of providing service if new facilities were installed. See Construction and Other Capital Requirements below for a discussion of Niagara Mohawk's future capital requirements.


               FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
               ---------------------------------------------------
FINANCIAL POSITION. Holdings and Niagara Mohawk's capital structure at December 31, 1999, and 1998 were as follows:


                                             NIAGARA     Holdings and
                                HOLDINGS     MOHAWK     Niagara Mohawk
                                --------  ------------  --------------
%                                 1999        1999           1998
------------------------------  --------  ------------  --------------
Long-term debt . . . . . . . .    61.9         63.3           64.6
Preferred stock of subsidiary.     5.5            -              -
Preferred stock. . . . . . . .       -          5.6            4.9
Common equity. . . . . . . . .    32.6         31.1           30.5


The culmination of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the anticipated increased operating cash flow resulting from the MRA and PowerChoice agreement, including the proceeds from the sale of the fossil and hydro generation assets, and the planned rapid repayment of debt, should reduce the leverage in the capital structure of both entities.

Holdings' 1999 ratio of earnings to fixed charges was 0.95 times. Niagara Mohawk's ratios of earnings to fixed charges for 1998 and 1997 were 0.57 times and 2.02 times, respectively. The changes in the ratio are primarily due to the consummation of the MRA during 1998 and the redemption of over $1 billion in debt during 1999. The MRA and PowerChoice agreement have the effect of substantially depressing earnings during its five-year term, while at the same time substantially improving operating cash flows. The primary result of the MRA was to convert a large and growing off-balance sheet payment obligation that threatened the financial viability of Niagara Mohawk into a fixed and more manageable capital obligation.

EBITDA for the 12 months ended December 31, 1999 was approximately $1,260 million for Holdings, an increase of approximately $0.3 billion compared to the 12 months ended December 31, 1998. This increase is generated almost entirely by Niagara Mohawk. The improvement in EBITDA is derived primarily from the impacts of the MRA and PowerChoice. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, and extraordinary items. The ratio of EBITDA to net cash interest for 1999 was 3.2 times as compared to 2.9 times in 1998. Net cash interest is defined as interest charges (net of allowance for funds used during construction) and less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act liability and less interest income. The ratio of EBITDA to net cash interest also improved due to the impacts of the MRA and PowerChoice and Niagara Mohawk's debt reduction. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

The sales of the generation plants, especially nuclear, will tend to slightly lower future EBITDA primarily as a result of the PPAs that Niagara Mohawk entered into with the new owners of the generation assets.

Niagara Mohawk has been reviewing its capital structure in light of its scheduled debt reduction program, its divestiture of its electric generation assets and the changing industry. As a result, Niagara Mohawk filed two petitions with the PSC on July 1, 1999, to refinance its preferred stock to take advantage of lower dividend rates, and to purchase Holdings' common stock. See Part II, Item 8. - Financial Statements and Supplementary Data, Note 4. - Capitalization, for a further discussion of the two petitions and the actions taken. The impact on earnings per share as a result of these stock purchases was not significant for the year ended December 31, 1999, since earnings per share is calculated using the weighted average of common stock outstanding. However, the impact on future earnings per share will be more significant.

COMMON STOCK DIVIDEND. Niagara Mohawk's Board of Directors omitted its common stock dividend beginning the first quarter of 1996. This action was taken to help stabilize Niagara Mohawk's financial condition and provide flexibility as Niagara Mohawk addressed growing pressure from mandated power purchases and weaker sales. In making future dividend decisions, the Board of Directors of Holdings and Niagara Mohawk will evaluate the relative value to shareholders of dividend payments or the repurchase of common stock, along with standard business considerations, their financial conditions, limitations on dividend payments under the PowerChoice agreement, limitations on common stock dividend payments in senior bank financing agreement if unsecured debt ratings fall below current levels, the degree of competitive pressure on its prices, the level of available cash flow and retained earnings and other investments to be made by unregulated subsidiaries. For the next several years, Niagara Mohawk expects to dedicate a substantial portion of its future expected positive cash flow to reduce debt and buy back Holdings' common stock. See Part II, Item 8. - Financial Statements and Supplementary Data, Note 4. - Capitalization, for a discussion of the Holdings' common stock repurchased through December 31, 1999. The PowerChoice agreement limits the amount of common stock dividends that can be paid by Niagara Mohawk to Holdings, but does not limit the dividends that Holdings may pay to its shareholders. The limit under PowerChoice is based upon the amount of net income each year of Niagara Mohawk, plus a specified amount ranging from $75 million in 1999 to $100 million in 2000, 2001 and 2002 and declining thereafter through 2007. The limitation excludes one-time dividends associated with the sale of Niagara Mohawk's generation assets. The dividend limitation is subject to review after the term of the PowerChoice agreement. Furthermore, Niagara Mohawk forecasts that earnings for the five-year term of the PowerChoice agreement will be substantially depressed, as non-cash amortization of the MRA regulatory asset is occurring (which asset is being amortized generally over a ten-year period) and the interest costs on the IPP debt is the greatest. The ability to improve earnings in the period subsequent to PowerChoice will depend upon the outcome of the regulatory process to set prices at that time. Payment of Niagara Mohawk dividends to Holdings will be subject to the prior rights of holders of Niagara Mohawk preferred stock, First Mortgage Bonds and other long-term debt.

During 1999, Holdings did not declare or pay any common stock dividends. During 1999, Niagara Mohawk paid approximately $64 million in cash dividends to Holdings, as well as the dividend of Opinac. During January 2000, Niagara Mohawk paid approximately $36 million in cash dividends to Holdings.

CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS. Niagara Mohawk's total capital requirements consist of amounts for its construction program, see Item 8. - Financial Statements and Supplementary Data - Note 8. - Commitments and Contingencies - Construction Program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock. Niagara Mohawk's annual expenditures for the years 1997 to 1999 for construction and nuclear fuel, including related AFC and overheads capitalized, were $290.8 million, $392.2 million and $298.1 million, respectively. These expenditures, excluding nuclear fuel and AFC, are budgeted to be approximately $219 million for 2000 and $229 million and $230 million in years 2001 and 2002, respectively. If the nuclear sale does not occur, Niagara Mohawk estimates that it will incur expenditures for construction and nuclear fuel of $69 million for 2000 and $32 million and $67 million for 2001 and 2002, respectively. Capital expenditures were lower in 1999 as compared to 1998 due in part to the sale of several of Niagara Mohawk's generation assets. In addition, there were higher capital expenditures in 1998 of approximately $71 million due to the costs incurred to rebuild a portion of Niagara Mohawk's regulated transmission and distribution facilities as a result of several storms. The estimates for 2000 and beyond include amounts relating to Niagara Mohawk's Albany oil and gas-fired generation plant through March 2000, its nuclear assets through June 2000 and Niagara Mohawk's 25% interest in the Roseton plant through December 2000. The estimate of construction additions included in capital requirements for the period 2000 to 2002 will be reviewed by management to give effect to the overall objective of further reducing construction spending where possible. Any change in the timing or outcome of these remaining generation asset sales and nuclear sale will effect Niagara Mohawk's capital expenditure requirements.

Mandatory debt and preferred stock retirements are expected to add approximately another $618.1 million to the 2000 estimate of capital requirements and are expected to add approximately $631.8, $547.1, $613.8, and $235.5 million in the next subsequent four years. The 2000 estimate includes $105 million related to the senior bank facility discussed below, which is classified as current pending renegotiation of the facility.

See discussion in "Liquidity and Capital Resources" section below, which describes how management intends to meet its future financing needs.

LIQUIDITY AND CAPITAL RESOURCES. External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments and market conditions. The ultimate level of financing during the period 2000 through 2004 will be affected by, among other things:

- Niagara Mohawk's competitive position and the extent to which competition penetrates its markets;
- changes in electric and gas prices as a result of regulatory proceedings;
- potential future actions with respect to IPPs not covered under the MRA;
- uncertain energy demand due to the weather and economic conditions and obligations to serve as provider of last resort;
- the cash tax benefits anticipated because the MRA generated a net tax operating loss carryforward in 1998;
- levels of common stock repurchases;
- levels of common dividend payments, if any, and preferred dividend payments; and
- the results of the remaining sales of Niagara Mohawk's generation assets.

The proceeds of the sales of the generation assets are subject to the terms of Niagara Mohawk's mortgage indenture and the note indenture that was entered into in connection with the MRA debt financing. Niagara Mohawk has petitioned the PSC to issue up to an aggregate of $400 million in debt to address its financial needs arising from the recent and prospective termination or restructuring of additional IPP contracts. Niagara Mohawk plans to issue at least $200 million of unsecured debt during the first half of 2000. In addition, Niagara Mohawk may refinance existing debt to take advantage of lower interest rates.

Niagara Mohawk is obligated to use 85% of the proceeds of the sale of its generation assets to reduce debt outstanding, as outlined in its Senior Note indenture. In June 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen for $135 million, which is subject to price adjustments depending on the timing of the closing. Niagara Mohawk has also announced on October 6, 1999, an agreement to sell its oil and gas-fired plant at Albany for $47.5 million. In addition, Niagara Mohawk could also receive up to an additional $11.5 million if the buyer chooses to pursue the redevelopment of the Albany plant. For a further discussion of the terms and adjustments to the generation assets sales agreements, see "Generation Assets Sales" above. With Niagara Mohawk's stronger operating cash flows and proceeds from sales of its coal, hydro, and its oil and gas facilities, approximately $1.1 billion of debt was retired in 1999 consistent with debt reduction goals.

Niagara Mohawk has an $804 million senior bank financing with a bank group, consisting of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA. The interest rate applicable to the senior bank financing is variable based on certain rate options available under the agreement and currently approximates 6.625% (but is capped at 15%). As of December 31, 1999, the amount outstanding under the senior bank financing was $529 million, consisting of $105 million under the term loan facility and $424 million of letters of credit, leaving Niagara Mohawk with $275 million of borrowing capability under the financing. The senior bank facility term expires on June 1, 2000. As a result, the amount outstanding on this facility at December 31, 1999, $105 million, is shown as a current liability on both
 Holdings and Niagara Mohawk's balance sheets. This facility is collateralized by first mortgage bonds. Niagara Mohawk is currently negotiating a new financing arrangement with a bank group and believes, as a minimum, it will be able to obtain $424 million for letters of credit prior to the expiration of the senior bank facility on June 1, 2000. Opinac had an agreement with a bank providing for letters of credit totaling up to $25 million which in January 2000 was replaced by a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The facility expires September 30, 2000, and as of January 31, 2000, supports approximately $20 million in letters of credit. Opinac is working to extend the facility beyond September 20, 2000.

Niagara Mohawk has the ability to issue First Mortgage Bonds to the extent that there have been maturities since June 30, 1998. Through December 31, 1999, Niagara Mohawk had $60 million in First Mortgage Bonds maturities.

Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk's operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. Niagara Mohawk's current working capital deficit is largely attributable to amounts due in 2000 for the Senior Notes incurred as part of the MRA and the current classification of $105 million under the term loan facility. Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term. In addition, as noted above, Niagara Mohawk is currently negotiating a new financing arrangement and expects to have it in place before the current arrangement expires.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC, ("NMR")whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. See Part II, Item 8. Financial Statements and Supplementary Data, Note 8. - Commitments and Contingencies for a further discussion of this customer receivables program.

At December 31, 1999, and 1998, $215.1 million and $150 million, respectively, of receivables had been sold by NMR to a third party. The total amount of receivables that can be sold is $300 million. Niagara Mohawk has the discretion to increase or decrease the actual amount sold, subject to a cap. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 1999, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $83.2 million.

In the fourth quarter of 1999, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser has granted a waiver for this period. While NMR is working to return to compliance with this ratio, it is possible a non-compliance condition could continue to exist. NMR is unable to predict whether further waivers would be granted.

In December 1998, Niagara Mohawk received a ruling from the Internal Revenue Service ("IRS") to the effect that the amount of cash and the value of common stock that was paid to the terminated IPP Parties was deductible and generated a substantial net operating loss ("NOL") for federal income tax purposes, such that Niagara Mohawk did not pay federal income taxes for the 1998 tax year. Further, Niagara Mohawk has carried back unused NOL to the years ended 1996 and 1997, and also for the years 1988 through 1990, which resulted in a tax refund of $135 million received in January 1999. As a result of the Agreement and Plan of Exchange between Niagara Mohawk and Holdings on March 18, 1999, (Part II,
Item 8. - Financial Statements and Supplementary Data, Note 1. - Summary of Significant Accounting Policies, Corporate Structure and Principles of Consolidation), Holdings will now be the tax filer to benefit from the remaining tax carryforward. Holdings anticipates that it will be able to utilize the remaining $2.6 billion NOL carryforward, as of December 31, 1999, to offset income earned in the future, before the expiration date of the NOLs in 2019.

Holdings' ability to utilize the NOL generated, as a result of the MRA, could be limited under the rules of section 382 of the Internal Revenue Code if certain changes in Holdings' common stock ownership were to occur in the future. In general, the limitation is triggered by a more than 50% change in stock ownership during an three-year testing period by shareholders that own, directly or indirectly, 5% or more of the common stock. For purposes of making the change in ownership computation, the IPP Parties who were issued common stock pursuant to the MRA, are likely to be considered a separate 5% shareholder group, as will the purchasers of common stock in the public offering completed immediately prior to consummation of the MRA. Under the computational rules prescribed by applicable Treasury regulations, Niagara Mohawk has experienced an approximate 17 percentage point owner shift in its stock within the three-year period ending on June 30, 1998, as a result of the distribution of stock to the IPP Parties and the public offering. During the year 1999, Niagara Mohawk made several purchases of its parents' common stock. In total, Niagara Mohawk purchased 10 million shares of Holdings' common stock, which in aggregate would be treated under Code Section 382 as a redemption. Holdings has performed the testing required by Section 382 in connection with the purchases of Holdings' common stock by Niagara Mohawk. Holdings believes it has experienced an approximate 21 percentage point owner shift in its stock for the three year period ending on December 31, 1999, which includes the shares issued as part of the MRA, as well as the stock repurchased by Niagara Mohawk. Thus, if the IPP Parties, the purchasers in the public offering, and any other five percent shareholders collectively experience ownership increases totaling 29 percent or more during any three year testing period that includes the consummation dates of the public offering, the MRA and the stock purchases by Niagara
Mohawk, the statutory limit could be breached. The rules for determining a change in stock ownership for purposes of Code Section 382 are extremely complicated and in many respects uncertain. A stock ownership change could occur as a result of circumstances that are not within the control of Holdings. If a more than 50% change in ownership were to occur, Holdings' remaining usable NOL carryforward would likely be significantly lower in the future than the NOL carryforward amount which otherwise would be usable absent the limitation. Consequently, Holdings' net cash position could be significantly lower as a result of tax liabilities, which otherwise would be eliminated or reduced through unrestricted use of the NOL carryforward.

NET CASH FROM OPERATING ACTIVITIES increased $4,035.4 million for Holdings and $4,039.2 million for Niagara Mohawk in 1999 as compared to 1998, primarily because the 1998 operating cash included the payments to the settling IPPs to consummate the MRA. The operating cash flows for 1999 also improved due to Niagara Mohawk's receipt of federal income tax refunds in January 1999 totaling approximately $135 million and as expected, operating cash flow improved due to the impacts of the MRA and PowerChoice.

Holdings and Niagara Mohawk's NET CASH FROM INVESTING ACTIVITIES increased $937.9 and $1,043.6 million, respectively in 1999 as compared to 1998. These increases are primarily due to the cash received from the sales of the Huntley and Dunkirk coal-fired generation assets, the hydro generation assets and the oil and gas-fired plant at Oswego.

Holdings and Niagara Mohawk's NET CASH FROM FINANCING ACTIVITIES decreased $4,824.9 and $4,978.5 million, respectively due to the early repayment of debt, and the dividend and related cash transfer of Opinac to Holdings on March 31, 1999. Financing activities during 1998 were positively impacted by the issuance of the Senior Notes to finance the MRA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Niagara Mohawk is exposed to various market risks in interest rates, commodity prices, equity prices and foreign currency valuation because of transactions conducted in the normal course of business. The financial instruments held or issued by Niagara Mohawk and Niagara Mohawk Energy, Opinac's energy marketing subsidiary are used for hedging or cost control and not for trading.

Quantitative and qualitative disclosures are discussed by market risk exposure category:

-  Interest Rate Risk
-  Commodity Price Risk
-  Equity Price Risk
-  Foreign Currency Exchange Risk

An Exposure Management Committee ("EMC") was set up to monitor and control efforts to manage these risks. The EMC issues and oversees the Financial Risk Management Policy (the "Policy") applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk, only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and in volumes consistent with its core business. That core business is to supply energy, in the form of electricity and natural gas to customers within Niagara Mohawk's service territory. The policies of Niagara Mohawk may be revised as its primary markets continue to change, principally as increased competition is introduced and the role of Niagara Mohawk in these markets evolves.

Niagara Mohawk Energy maintains a separate Risk Management and Trading Policy Manual that allows for transactions such as marketing and trading in retail and wholesale, physically and financially settled, energy based instruments. These actions expose Niagara Mohawk Energy to a number of risks such as forward price, deliverability, market liquidity and credit risk. Like Niagara Mohawk's Policy, the energy trading policy seeks to assure that risks are identified, evaluated and actively managed.

INTEREST RATE RISK. Niagara Mohawk's exposure to changes in interest rates is due to its financing through a senior debt facility, several series of adjustable rate promissory notes and adjustable rate preferred stock. See Note
4. - Capitalization and Note 5. - Bank Credit Arrangements. Under the senior debt facility, Niagara Mohawk currently has an outstanding term loan of $105 million. The adjustable rate promissory notes are currently valued at $413.8 million, and Niagara Mohawk has $121.3 million outstanding in adjustable rate preferred stock. Another issue of $150 million of fixed-adjustable rate preferred stock is fixed at 6.9% for the first five years then adjusts and is not considered adjustable for this analysis. There is no interest rate cap on the promissory notes. The interest on the term loan is variable but capped at 15%.

Dividend rates for Niagara Mohawk's preferred stock are indexed to U.S. government interest bearing securities plus or minus an amount stipulated in each series and have floors of 6.5% to 7.5% and caps of between 13.5% and 16.5%. As of December 31, 1999, the rate calculated on the index for each series is below the floor, therefore, the current rate is equal to the floor. Future changes in the indexed rate will not result in an exposure to higher dividend rates until the floor is exceeded. However, for the purposes of the following sensitivity analysis, a hypothetical one percent increase from the floor dividend rate is assumed.

Niagara Mohawk also maintains long-term debt at fixed interest rates. A controlling factor on the exposure to interest rate variations is the mix of fixed to variable rate instruments maintained by Niagara Mohawk. For 1999 and 1998, adjustable rate instruments comprise 7.5% and 6.4% of total capitalization; term loan and promissory notes are 9.2% and 7.7% of total long-term debt. The proportion of adjustable instruments to total capitalization and debt has increased because of Niagara Mohawk's efforts to pay down debt in 1999. However, they still remain small in relation to total capitalization and debt thus, limiting Niagara Mohawk's exposure to interest rate fluctuations.

If interest rates averaged one percent more in 2000 versus 1999, Niagara Mohawk's interest expense would increase and income before taxes decrease by approximately $5.2 million. This figure was derived by applying the hypothetical one percent variance across the variable rate debt of $518.8 million at December 31, 1999 (the sum of the term loan and promissory notes). The same one percent increase in Niagara Mohawk's preferred dividend rate applied against the outstanding balance of $121.3 million would result in an increase to dividend payments of $1.2 million, assuming that the indexed rate was between the floor and cap. Under the current rate agreement, prices to customers are fixed for three years, with limited increases available in years four and five, if justified by Niagara Mohawk. Changes in the actual cost of capital from levels assumed in the current rate agreement would create either exposure or opportunity for Niagara Mohawk until reflected in future prices.

COMMODITY PRICE RISK. Niagara Mohawk is exposed to market fluctuations in the prices for electricity, natural gas, and oil. Niagara Mohawk does not, generally, speculate on movements in the underlying prices for these commodities. Purchases are based on analyses performed in relation to fuel needs for power generation and customer delivery for electricity and natural gas. Niagara Mohawk's commodity price risk in regards to power generation will be eliminated after the sale of the remaining fossil generation plants. Where possible, Niagara Mohawk takes positions in order to mitigate expected price increases but only to the extent that quantities are based on expectations of delivery. Niagara Mohawk attempts to mitigate exposure through a program that hedges risks as appropriate.

Niagara Mohawk Energy has reduced its amount of trading activity since 1998.
Any trading activities performed are accounted for on a marked-to-market basis with changes in fair value recognized as a gain or loss in the period of change. The fair value of open trading positions at December 31, 1999, as well as the effect of Niagara Mohawk Energy's trading activities were not material to Holdings' results of operations.

Activities for non-trading purposes generally consist of transactions entered into to hedge the market fluctuations of contractual and anticipated commitments. Gas futures and electric forward contracts are used for hedging purposes. Changes in market value of futures and forward contracts relating to hedged items are deferred until the physical transaction occurs, at which time, income or loss is recognized. The fair value of open positions for non-trading purposes at December 31, 1999, as well as the effect of these activities on Holdings' results of operations for the same period ending, was not material.

The fair values of futures and forward contracts are determined using quoted market prices.

The commodity risk exposure of Niagara Mohawk Energy does not constitute a material risk of loss to Holdings.

With respect to electricity, as customers choose an alternate supplier, Niagara Mohawk sheds commodity risk. In addition, many large customers that continue to purchase electricity from Niagara Mohawk have agreed to take market price risk, further lowering commodity risk. For the remaining customers that have firm prices, Niagara Mohawk has hedged a significant portion of the commodity cost through various physical and financial contracts. Under the principles established in PowerChoice, as these contracts expire, customers who buy electricity from Niagara Mohawk will bear the commodity price risk for the amount of energy associated with the expiring contracts.

Niagara Mohawk, as part of the MRA, entered into restated indexed swap contracts with eight IPPs and financial swap agreements as part of the sale of the Huntley and Dunkirk coal-fired generation stations. See Note 9. - Fair Value of Financial and Derivative Financial Instruments, for a more detailed discussion of these swap contracts.

The fair value of the liability under the swap contracts, based upon the difference between projected future market prices and projected contract prices applied to the notional quantities and discounted at 8.5%, is approximately $664 million and is recorded on Niagara Mohawk's balance sheet as a liability for swap contracts. The discount rate is based upon comparable debt instruments of Niagara Mohawk. Based upon the PSC's approval of the restated contracts, including the indexed swap contracts, as part of the MRA and being provided a reasonable opportunity to recover the estimated indexed swap liability from customers, Niagara Mohawk has recorded a corresponding regulatory asset. The amount of the recorded liability and regulatory asset is sensitive to changes in discount rate, anticipated future market prices and changes in the indices upon which the indexed swap contracts are based. However, changes in anticipated future market prices and discount rates will not impact the future cash flow of Niagara Mohawk when considering the all-in price of the notional quantities of energy. Specifically, as market prices rise or fall, payments under the indexed swap contracts move inversely. Similarly, changes in discount rates will not impact the all-in price. If the indexed contract price were to increase or decrease by one percent, Niagara Mohawk would see a $15.6 million increase or decrease in the present value of the projected over-market exposure. If the market prices were to increase or fall by one percent, Niagara Mohawk would see a $9.7 million decrease or increase in the projected over-market exposure. If the discount rate were to increase or decrease to 9.0% or 8.0%, the net present value of the projected over market exposure would decrease or increase by approximately $9.3 million.

The cost of natural gas sold to customers fluctuates during the year with prices most volatile in the winter months. Niagara Mohawk has a policy to reduce the variability in gas costs over the winter months. Through purchase agreements limiting or eliminating gas price volatility with three gas suppliers (approximately 3.2 billion cubic feet ["Bcf"]) and by drawing on stored gas supplies (approximately 21.5 Bcf), Niagara Mohawk will be able to reduce price volatility on approximately 50% of the anticipated winter demand.

The rest of the gas needs are met through market-based purchases and are subject to price fluctuations. On November 1, 1999, the gas commodity cost adjustment clause ("CCAC") expired and, through an interim agreement with the PSC, was replaced by a Gas Adjustment Clause ("GAC") that allows for recovery in gas rates of actual commodity costs and pipeline demand charges. The GAC eliminates gas commodity and pipeline demand price risk from the earnings of Niagara Mohawk.

The PSC has mandated that Niagara Mohawk attempt to reduce the price volatility in the gas commodity portion of customers' bills. In response, Niagara Mohawk's board has authorized the use of futures, options and swaps to hedge against gas price fluctuations. The hedging program will be consistent with the Financial Risk Management Policy and will be monitored by the EMC. Niagara Mohawk intends to use futures contracts and options traded on the New York Mercantile Exchange to hedge approximately ten percent of Niagara Mohawk's winter demand.

EQUITY PRICE RISK. The NRC requires nuclear plant owners to place funds in an external trust to provide for the cost of decommissioning of the contaminated portions of nuclear facilities. See Note 3. - Nuclear Operations. Niagara Mohawk has established qualified and non-qualified trust funds for Unit 1 and Unit 2. At December 31, 1998, these funds were invested in fixed income securities, domestic equity securities, and cash equivalents. The fixed income securities are subject to interest rate fluctuations and the equity securities to price change in the equity markets. The funds asset allocation was designed to maximize returns commensurate with Niagara Mohawk's risk tolerance. As of December 31, 1999, the funds were invested primarily in high grade, short-term commercial paper. The current fund allocation is designed to guarantee stability and predictability in the fund balances.

During 1999, Niagara Mohawk announced an agreement to sell its nuclear assets. The agreement to sell the nuclear generation assets includes the transfer of the decommissioning trust funds, at an agreed amount, to the buyer. In anticipation of that sale, and to reduce the risk of a detrimental market shift affecting the funds, Niagara Mohawk converted all decommissioning assets to high grade, short-term commercial paper in October and November of 1999. The instruments purchased have specified coupon rates and maturity dates of generally one to four months. The fund managers can only purchase the commercial paper from a list of companies pre-approved based on an excellent credit rating. Remaining cash is invested in an overnight, short-term investment fund. Due to the makeup of the funds at December 31, 1999, they no longer experience any substantial risk of loss due to market shifts or credit risk.

FOREIGN CURRENCY EXCHANGE RISK. Holdings has a foreign currency exchange risk as a result of its investments in Canada through its non-regulated subsidiary. Translation adjustments due to exchange rate movement across the value of the subsidiary is reported in Capitalization as a Foreign Currency Translation Adjustment (see Note 4. - Capitalization) and is a component of Comprehensive Income, see "Consolidated Statements of Comprehensive Income." In aggregate, the risk of loss does not pose a material threat to Holdings' consolidated results of operations or total capitalization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. FINANCIAL STATEMENTS

-  Report of Management

-  Report of Independent Accountants

-  NIAGARA MOHAWK HOLDINGS, INC.

   - Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1999
   - Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999
   -  Consolidated Balance Sheets at December 31, 1999 and 1998
   - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

-  NIAGARA MOHAWK POWER CORPORATION

   - Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1999
   - Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999
   -  Consolidated Balance Sheets at December 31, 1999 and 1998
   - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

-  Notes to Consolidated Financial Statements

                              REPORT OF MANAGEMENT

The consolidated financial statements of Holdings and Niagara Mohawk and their subsidiaries were prepared by and are the responsibility of management. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls, which is designed to provide reasonable assurance, on a cost effective basis, as to the integrity, objectivity and reliability of the financial records and protection of assets. This system includes communication through written policies and procedures, an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program. In addition, a Corporate Policy Register and a Code of Business Conduct (the "Code") supply employees with a framework describing and defining Holdings' overall approach to business and require all employees to maintain the highest level of ethical standards as well as requiring all management employees to formally affirm their compliance with the Code.

The financial statements have been audited by PricewaterhouseCoopers LLP, Holdings and Niagara Mohawk's independent accountants, in accordance with generally accepted auditing procedures. In planning and performing its audit, PricewaterhouseCoopers LLP considered Holdings and Niagara Mohawk's internal control structures in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structures. The independent accountants' audit does not limit in any way management's responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of Holdings' Board of Directors, consisting of five outside directors who are not employees, meets regularly with management, internal auditors and PricewaterhouseCoopers LLP to review and discuss internal accounting controls, audit examinations and financial reporting matters. PricewaterhouseCoopers LLP, and Holdings and Niagara Mohawk's internal auditors have free access to meet individually with the Audit Committee at any time, without management being resent.



/s/William E. Davis
-------------------
William E. Davis
Chairman of the Board and
Chief Executive Officer
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Holdings, Inc. and its subsidiaries ("Holdings") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries ("Niagara Mohawk") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management of Holdings and Niagara Mohawk; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Syracuse, New York


January 27, 2000

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                          For the year ended December 31,
                                                           1999           1998        1997
                                                      --------------  -----------  -----------
                                                              (in thousands of dollars)
OPERATING REVENUES:
   Electric. . . . . . . . . . . . . . . . . . . . .  $   3,464,901   $3,390,501   $3,395,611
   Gas . . . . . . . . . . . . . . . . . . . . . . .        611,226      601,276      681,230
   Other . . . . . . . . . . . . . . . . . . . . . .          8,059          643        1,654
                                                      --------------  -----------  -----------
                                                          4,084,186    3,992,420    4,078,495
                                                      --------------  -----------  -----------
OPERATING EXPENSES:
   Electricity purchased . . . . . . . . . . . . . .      1,012,811    1,138,453    1,322,537
   Fuel for electric generation. . . . . . . . . . .        189,657      239,982      179,455
   Gas purchased . . . . . . . . . . . . . . . . . .        297,641      307,841      371,615
   Other operation and maintenance . . . . . . . . .        910,871      948,297      845,758
   PowerChoice charge. . . . . . . . . . . . . . . .              -      263,227            -
   Amortization of MRA regulatory asset. . . . . . .        386,499      128,833            -
   Depreciation and amortization . . . . . . . . . .        345,473      355,919      340,239
   Other taxes . . . . . . . . . . . . . . . . . . .        415,082      460,940      472,212
                                                      --------------  -----------  -----------
                                                          3,558,034    3,843,492    3,531,816
                                                      --------------  -----------  -----------
OPERATING INCOME . . . . . . . . . . . . . . . . . .        526,152      148,928      546,679
Other income . . . . . . . . . . . . . . . . . . . .          3,795       60,697       37,157
                                                      --------------  -----------  -----------
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .        529,947      209,625      583,836
Interest charges . . . . . . . . . . . . . . . . . .        485,240      397,178      273,906
Preferred dividend requirement of subsidiary . . . .         36,808       36,555       37,397
                                                      --------------  -----------  -----------
INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . . .          7,899     (224,108)     272,533
Federal and foreign income taxes . . . . . . . . . .         19,180      (66,728)     126,595
                                                      --------------  -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . .        (11,281)    (157,380)     145,938
Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $12,819 (Note 4).        (23,807)           -            -
                                                      --------------  -----------  -----------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .        (35,088)    (157,380)     145,938
Retained earnings at beginning of year . . . . . . .        646,040      803,420      657,482
                                                      --------------  -----------  -----------
Retained earnings at end of year . . . . . . . . . .  $     610,952   $  646,040   $  803,420
                                                      ==============  ===========  ===========

AVERAGE NUMBER OF SHARES OF COMMON STOCK
   OUTSTANDING (IN THOUSANDS). . . . . . . . . . . .        186,689      166,186      144,404

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE SHARE
   OF COMMON STOCK BEFORE EXTRAORDINARY ITEM . . . .  $       (0.06)  $    (0.95)  $     1.01

EXTRAORDINARY ITEM PER AVERAGE SHARE OF
   COMMON STOCK. . . . . . . . . . . . . . . . . . .          (0.13)           -            -
                                                      --------------  -----------  -----------

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
   SHARE OF COMMON STOCK . . . . . . . . . . . . . .  $       (0.19)  $    (0.95)  $     1.01
                                                      ==============  ===========  ===========

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         For the year ended December 31,
                                                             1999         1998         1997
                                                --------------------  -----------   ----------
                                                           (in thousands of dollars)
NET INCOME (LOSS). . . . . . . . . . . . . . .  $           (35,088)  $(157,380)    $145,938
                                                --------------------  ----------    ---------
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains on securities, net of tax.                  113         304            6
   Foreign currency translation adjustment . .                5,448      (6,896)      (4,567)
   Additional minimum pension liability. . . .               (5,967)          -            -
                                                --------------------  ----------    ---------
OTHER COMPREHENSIVE LOSS . . . . . . . . . . .                 (406)     (6,592)      (4,561)
                                                --------------------  ----------    ---------
COMPREHENSIVE INCOME (LOSS). . . . . . . . . .  $           (35,494)  $(163,972)    $141,377
                                                ====================  ==========    =========

    The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                   1999          1998
                                                               -------------  -----------
                                                               (in thousands of dollars)
ASSETS
UTILITY PLANT (NOTE 1):
   Electric plant . . . . . . . . . . . . . . . . . . . . . .  $   7,221,762  $ 8,826,650
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . .        630,321      604,213
   Gas plant. . . . . . . . . . . . . . . . . . . . . . . . .      1,263,168    1,179,716
   Common plant . . . . . . . . . . . . . . . . . . . . . . .        364,718      349,066
   Construction work in progress. . . . . . . . . . . . . . .        312,322      471,802
                                                               -------------  -----------
          TOTAL UTILITY PLANT . . . . . . . . . . . . . . . .      9,792,291   11,431,447
   Less-Accumulated depreciation and amortization . . . . . .      3,904,049    4,553,488
                                                               -------------  -----------
          NET UTILITY PLANT . . . . . . . . . . . . . . . . .      5,888,242    6,877,959
                                                               -------------  -----------
OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .        484,735      411,106
                                                               -------------  -----------
CURRENT ASSETS:
   Cash, including temporary cash investments
      of $90,029 and $122,837, respectively . . . . . . . . .        116,164      172,998
   Accounts receivable (less allowance for doubtful accounts
      of $61,400 and $47,900, respectively) (Notes 1 and 8) .        373,510      427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity. . . . . . .          9,263       42,299
      Gas storage . . . . . . . . . . . . . . . . . . . . . .         39,166       38,803
      Other . . . . . . . . . . . . . . . . . . . . . . . . .         90,605      118,855
   Refundable federal income taxes. . . . . . . . . . . . . .              -      130,411
   Prepaid taxes. . . . . . . . . . . . . . . . . . . . . . .         21,489       17,282
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         24,042       22,208
                                                               -------------  -----------
                                                                     674,239      970,444
                                                               -------------  -----------
REGULATORY ASSETS (NOTE 2):
   MRA regulatory asset . . . . . . . . . . . . . . . . . . .      3,686,019    4,045,647
   Swap contracts regulatory asset. . . . . . . . . . . . . .        505,723      535,000
   Regulatory tax asset . . . . . . . . . . . . . . . . . . .        483,546      425,898
   IPP buyout costs . . . . . . . . . . . . . . . . . . . . .        260,873       41,971
   Deferred environmental restoration costs (Note 8). . . . .        240,000      220,000
   Deferred loss on sale of assets. . . . . . . . . . . . . .        135,229            -
   Postretirement benefits other than pensions. . . . . . . .         48,937       52,701
   Unamortized debt expense . . . . . . . . . . . . . . . . .         44,903       51,922
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        112,556       95,090
                                                               -------------  -----------
                                                                   5,517,786    5,468,229
                                                               -------------  -----------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .        105,433      133,449
                                                               -------------  -----------
                                                               $  12,670,435  $13,861,187
                                                               =============  ===========


     The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                                  1999           1998
                                                             --------------  ------------
                                                              (in thousands of dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (NOTE 4):
   COMMON STOCKHOLDERS' EQUITY
      Common stock, outstanding 177,364,863 shares. . . . .  $       1,874   $         -
      Common stock of Niagara Mohawk, issued
         and outstanding 187,364,863 shares . . . . . . . .              -       187,365
      Treasury stock, at cost - 10,000,000 shares . . . . .       (157,167)            -
      Capital stock premium and expense . . . . . . . . . .      2,546,630     2,362,531
      Accumulated other comprehensive income. . . . . . . .        (26,200)      (25,794)
      Retained earnings . . . . . . . . . . . . . . . . . .        610,952       646,040
                                                             --------------  ------------
                                                                 2,976,089     3,170,142
   PREFERRED STOCK OF SUBSIDIARY:
      Not subject to mandatory redemption . . . . . . . . .        440,000       440,000
      Subject to mandatory redemption . . . . . . . . . . .         61,370        68,990
   LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . .      5,042,588     6,417,225
                                                             --------------  ------------
          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .      8,520,047    10,096,357
                                                             --------------  ------------
CURRENT LIABILITIES:
   Long-term debt due within one year (Note 4). . . . . . .        613,740       312,240
   Sinking fund requirements on redeemable preferred stock
      of subsidiary (Note 4). . . . . . . . . . . . . . . .          7,620         7,620
   Accounts payable . . . . . . . . . . . . . . . . . . . .        288,223       197,124
   Payable on outstanding bank checks . . . . . . . . . . .         22,067        39,306
   Customers' deposits. . . . . . . . . . . . . . . . . . .         15,255        17,148
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . .          1,408         6,254
   Accrued interest . . . . . . . . . . . . . . . . . . . .         67,593       132,236
   Accrued vacation pay . . . . . . . . . . . . . . . . . .         35,334        38,727
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .         67,068        91,877
                                                             --------------  ------------
                                                                 1,118,308       842,532
                                                             --------------  ------------
REGULATORY AND OTHER LIABILITIES:
   Accumulated deferred income taxes (Notes 1 and 6). . . .      1,568,957     1,511,417
   Liability for swap contracts (Note 9). . . . . . . . . .        663,718       693,363
   Employee pension and other benefits (Note 7) . . . . . .        226,223       235,376
   Unbilled  gas revenues (Note 1). . . . . . . . . . . . .         14,552        30,652
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .        318,630       231,490
                                                             --------------  ------------
                                                                 2,792,080     2,702,298
                                                             --------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 8):
   Liability for environmental restoration. . . . . . . . .        240,000       220,000
                                                             --------------  ------------
                                                             $  12,670,435   $13,861,187
                                                             ==============  ============


    The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                           For the year ended December 31,
                                                                             1999          1998         1997
                                                                       -------------  ------------  ----------
                                                                               (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $    (35,088)  $  (157,380)  $ 145,938
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          PowerChoice charge. . . . . . . . . . . . . . . . . . . . .             -       263,227           -
          Amortization of the MRA regulatory asset. . . . . . . . . .       386,499       128,833           -
          Depreciation and amortization . . . . . . . . . . . . . . .       345,473       355,919     340,239
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .        28,285        30,798      25,241
          Extraordinary loss on extinguishment of debt, net of taxes.         9,627             -           -
          Provision for deferred income taxes . . . . . . . . . . . .        (8,325)       97,606      46,994
          Unbilled revenues . . . . . . . . . . . . . . . . . . . . .       (16,100)      (12,629)     (6,600)
          Net accounts receivable (net of changes in accounts
             receivable sold) . . . . . . . . . . . . . . . . . . . .        54,078        64,656    (118,939)
          Materials and supplies. . . . . . . . . . . . . . . . . . .        21,800       (14,341)     (1,306)
          Accounts payable and accrued expenses . . . . . . . . . . .        50,358       (38,712)    (11,175)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .       (53,361)       66,842       4,180
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .         2,605    (3,959,508)     (7,516)
          Deferral of MRA interest rate savings . . . . . . . . . . .        28,006        10,741           -
          Refundable federal income taxes . . . . . . . . . . . . . .       130,411      (130,411)          -
          Change in IPP buyout costs regulatory asset . . . . . . . .      (218,902)      (41,971)          -
          Changes in other assets and liabilities . . . . . . . . . .        33,065        59,320      83,122
                                                                       -------------  ------------  ----------
            Net cash provided by (used in) operating activities             758,431    (3,277,010)    500,178
                                                                       -------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .      (271,973)     (365,396)   (286,389)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,108)      (26,804)     (4,368)
   Less: Allowance for other funds used during construction . . . . .         5,366         8,626       5,310
                                                                       -------------  ------------  ----------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .      (292,715)     (383,574)   (285,447)
   Materials and supplies related to construction . . . . . . . . . .         1,586          (219)      1,042
   Accounts payable and accrued expenses related to construction. . .        12,589        (9,678)     (2,794)
   Proceeds from the  sale of generation assets . . . . . . . . . . .       860,080             -           -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .       (73,482)      (35,069)   (115,533)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,272)      (18,551)      8,761
                                                                       -------------  ------------  ----------
            Net cash provided by (used in) investing activities             490,786      (447,091)   (393,971)
                                                                       -------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Niagara Mohawk common stock. . . . . . . . . . . . . .             -       316,389           -
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .             -     3,361,178           -
   Proceeds from preferred stock from subsidiary. . . . . . . . . . .       150,000             -           -
   Reduction in preferred stock of subsidiary . . . . . . . . . . . .      (157,620)      (10,120)     (8,870)
   Reductions in long-term debt . . . . . . . . . . . . . . . . . . .    (1,134,020)     (135,000)    (44,600)
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .      (157,167)            -           -
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,244)      (13,580)         97
                                                                       -------------  ------------  ----------
            Net cash provided by (used in) financing activities          (1,306,051)    3,518,867     (53,373)
                                                                       -------------  ------------  ----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .       (56,834)     (205,234)     52,834
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . .       172,998       378,232     325,398
                                                                       -------------  ------------  ----------
CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . .  $    116,164   $   172,998   $ 378,232
                                                                       =============  ============  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    512,735   $   315,541   $ 279,957
   Income taxes paid (refunded) . . . . . . . . . . . . . . . . . . .  $   (118,052)  $   (12,127)  $  82,331


Supplemental schedule of noncash financing activities:

- On March 18, 1999, Holdings issued 187,364,863 shares of common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.

- Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share ($303.1 million) to the IP Parties on June 30, 1998.

    The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                            For the year ended December 31,
                                                            1999          1998         1997
                                                      ---------------  -----------  ----------
                                                              (in thousands of dollars)
OPERATING REVENUES:
   Electric. . . . . . . . . . . . . . . . . . . . .  $    3,247,757   $3,261,144   $3,309,441
   Gas . . . . . . . . . . . . . . . . . . . . . . .         579,583      565,229      656,963
                                                      ---------------  -----------  ----------
                                                           3,827,340    3,826,373    3,966,404
                                                      ---------------  -----------  ----------
OPERATING EXPENSES:
   Electricity purchased . . . . . . . . . . . . . .         807,038    1,001,991    1,236,108
   Fuel for electric generation. . . . . . . . . . .         189,657      239,982      179,455
   Gas purchased . . . . . . . . . . . . . . . . . .         266,723      272,141      345,610
   Other operation and maintenance . . . . . . . . .         889,100      937,798      835,282
   PowerChoice charge. . . . . . . . . . . . . . . .               -      263,227            -
   Amortization of MRA regulatory asset. . . . . . .         386,499      128,833            -
   Depreciation and amortization . . . . . . . . . .         344,930      355,417      339,641
   Other taxes . . . . . . . . . . . . . . . . . . .         411,842      459,961      471,469
                                                      ---------------  -----------  ----------
                                                           3,295,789    3,659,350    3,407,565
                                                      ---------------  -----------  ----------
OPERATING INCOME . . . . . . . . . . . . . . . . . .         531,551      167,023      558,839
Other income (deductions). . . . . . . . . . . . . .          (5,682)      42,602       24,997
                                                      ---------------  -----------  ----------
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .         525,869      209,625      583,836
Interest charges . . . . . . . . . . . . . . . . . .         485,240      397,178      273,906
                                                      ---------------  -----------  ----------
INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
   INCOME TAXES. . . . . . . . . . . . . . . . . . .          40,629     (187,553)     309,930
Federal and foreign income taxes . . . . . . . . . .          18,883      (66,728)     126,595
                                                      ---------------  -----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . .          21,746     (120,825)     183,335
Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $12,819 ( Note 4)         (23,807)           -            -
                                                      ---------------  -----------  ----------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .          (2,061)    (120,825)     183,335
Dividends on preferred stock . . . . . . . . . . . .          36,808       36,555       37,397
                                                      ---------------  -----------  ----------
BALANCE AVAILABLE FOR COMMON STOCK . . . . . . . . .         (38,869)    (157,380)     145,938
Retained earnings at beginning of year . . . . . . .         646,040      803,420      657,482
Dividend of Opinac to Holdings (Note 1). . . . . . .         144,465            -            -
Dividend to Holdings . . . . . . . . . . . . . . . .          63,719            -            -
                                                      ---------------  -----------  ----------
Retained earnings at end of year . . . . . . . . . .  $      398,987   $  646,040   $  803,420
                                                      ===============  ===========  ==========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          For the year ended December 31,
                                                            1999           1998       1997
                                                      ---------------  -----------  -----------
                                                              (in thousands of dollars)
NET INCOME (LOSS). . . . . . . . . . . . . . .        $       (2,061)  $ (120,825)  $  183,335
                                                      ---------------  -----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains on securities, net of tax.                   113          304            6
   Foreign currency translation adjustment . .                 1,309       (6,896)      (4,567)
   Additional minimum pension liability. . . .                (5,967)           -            -
                                                      ---------------  -----------  -----------
OTHER COMPREHENSIVE LOSS . . . . . . . . . . .                (4,545)      (6,592)      (4,561)
                                                      ---------------  -----------  -----------
COMPREHENSIVE INCOME (LOSS). . . . . . . . . .        $       (6,606)  $ (127,417)  $  178,774
                                                      ===============  ===========  ===========


     The accompanying notes are an integral part of these financial statements.

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                   1999          1998
                                                               -------------  -----------
                                                               (in thousands of dollars)
ASSETS
UTILITY PLANT (NOTE 1):
   Electric plant . . . . . . . . . . . . . . . . . . . . . .  $   7,221,762  $ 8,826,650
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . .        630,321      604,213
   Gas plant. . . . . . . . . . . . . . . . . . . . . . . . .      1,263,168    1,179,716
   Common plant . . . . . . . . . . . . . . . . . . . . . . .        364,718      349,066
   Construction work in progress. . . . . . . . . . . . . . .        312,322      471,802
                                                               -------------  -----------
          TOTAL UTILITY PLANT . . . . . . . . . . . . . . . .      9,792,291   11,431,447
   Less-Accumulated depreciation and amortization . . . . . .      3,904,049    4,553,488
                                                               -------------  -----------
          NET UTILITY PLANT . . . . . . . . . . . . . . . . .      5,888,242    6,877,959
                                                               -------------  -----------
OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .        349,718      411,106
                                                               -------------  -----------
CURRENT ASSETS:
   Cash, including temporary cash investments
      of $58,276 and $122,837, respectively . . . . . . . . .         72,479      172,998
   Accounts receivable (less allowance for doubtful accounts
      of $59,400 and $47,900, respectively) (Notes 1 and 8) .        331,222      427,588
   Materials and supplies, at average cost:
      Coal and oil for production of electricity. . . . . . .          9,263       42,299
      Gas storage . . . . . . . . . . . . . . . . . . . . . .         38,252       38,803
      Other . . . . . . . . . . . . . . . . . . . . . . . . .         90,605      118,855
   Refundable federal income taxes. . . . . . . . . . . . . .              -      130,411
   Prepaid taxes. . . . . . . . . . . . . . . . . . . . . . .         21,489       17,282
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         22,668       22,208
                                                               -------------  -----------
                                                                     585,978      970,444
                                                               -------------  -----------
REGULATORY ASSETS (NOTE 2):
   MRA regulatory asset . . . . . . . . . . . . . . . . . . .      3,686,019    4,045,647
   Swap contracts regulatory asset. . . . . . . . . . . . . .        505,723      535,000
   Regulatory tax asset . . . . . . . . . . . . . . . . . . .        483,546      425,898
   IPP buyout costs . . . . . . . . . . . . . . . . . . . . .        260,873       41,971
   Deferred environmental restoration costs (Note 8). . . . .        240,000      220,000
   Deferred loss on sale of assets. . . . . . . . . . . . . .        135,229            -
   Postretirement benefits other than pensions. . . . . . . .         48,937       52,701
   Unamortized debt expense . . . . . . . . . . . . . . . . .         44,903       51,922
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        112,556       95,090
                                                               -------------  -----------
                                                                   5,517,786    5,468,229
                                                               -------------  -----------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .        103,884      133,449
                                                               -------------  -----------
                                                               $  12,445,608  $13,861,187
                                                               =============  ===========


      The accompanying notes are an integral part of these financial statements.

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                          1999           1998
                                                                     --------------  ------------
                                                                      (in thousands of dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (NOTE 4):
   COMMON STOCKHOLDERS' EQUITY
      Common stock, issued and outstanding 187,364,863 shares . . .  $     187,365   $   187,365
      Repurchase of Holdings' common stock, at cost . . . . . . . .       (157,167)            -
      Capital stock premium and expense . . . . . . . . . . . . . .      2,361,139     2,362,531
      Accumulated other comprehensive income. . . . . . . . . . . .         (5,153)      (25,794)
      Retained earnings . . . . . . . . . . . . . . . . . . . . . .        398,987       646,040
                                                                     --------------  ------------
                                                                         2,785,171     3,170,142
   Non-redeemable preferred stock . . . . . . . . . . . . . . . . .        440,000       440,000
   Mandatorily redeemable preferred stock . . . . . . . . . . . . .         61,370        68,990
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      5,042,588     6,417,225
                                                                     --------------  ------------
          TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . .      8,329,129    10,096,357
                                                                     --------------  ------------
CURRENT LIABILITIES:
   Long-term debt due within one year (Note 4). . . . . . . . . . .        613,740       312,240
   Sinking fund requirements on redeemable preferred stock (Note 4)          7,620         7,620
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        244,031       197,124
   Payable on outstanding bank checks . . . . . . . . . . . . . . .         22,067        39,306
   Customers' deposits. . . . . . . . . . . . . . . . . . . . . . .         15,255        17,148
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          6,246         6,254
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .         67,593       132,236
   Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . .         35,334        38,727
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,160        91,877
                                                                     --------------  ------------
                                                                         1,078,046       842,532
                                                                     --------------  ------------
REGULATORY AND OTHER LIABILITIES:
   Accumulated deferred income taxes (Notes 1 and 6). . . . . . . .      1,575,335     1,511,417
   Liability for swap contracts (Note 9). . . . . . . . . . . . . .        663,718       693,363
   Employee pension and other benefits (Note 7) . . . . . . . . . .        226,223       235,376
   Unbilled gas revenues (Note 1) . . . . . . . . . . . . . . . . .         14,552        30,652
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        318,605       231,490
                                                                     --------------  ------------
                                                                         2,798,433     2,702,298
                                                                     --------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 8):
   Liability for environmental restoration. . . . . . . . . . . . .        240,000       220,000
                                                                     --------------  ------------
                                                                     $  12,445,608   $13,861,187
                                                                     ==============  ============


      The accompanying notes are an integral part of these financial statements.

         NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                                          For the year ended December 31,
                                                                           1999          1998         1997
                                                                       ------------  ------------  ----------
                                                                             (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $    (2,061)  $  (120,825)  $ 183,335
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          PowerChoice charge. . . . . . . . . . . . . . . . . . . . .            -       263,227           -
          Amortization of the MRA regulatory asset. . . . . . . . . .      386,499       128,833           -
          Depreciation and amortization . . . . . . . . . . . . . . .      344,930       355,417     339,641
          Amortization of nuclear fuel. . . . . . . . . . . . . . . .       28,285        30,798      25,241
          Extraordinary loss on extinguishment of debt, net of taxes.        9,627             -           -
          Provision for deferred income taxes . . . . . . . . . . . .       (7,543)       97,606      46,994
          Unbilled revenues . . . . . . . . . . . . . . . . . . . . .      (16,100)      (12,629)     (6,600)
          Net accounts receivable (net of changes in accounts
             receivable sold) . . . . . . . . . . . . . . . . . . . .       84,683        64,656    (118,939)
          Materials and supplies. . . . . . . . . . . . . . . . . . .       22,355       (14,341)     (1,306)
          Accounts payable and accrued expenses . . . . . . . . . . .       21,751       (38,712)    (11,175)
          Accrued interest and taxes. . . . . . . . . . . . . . . . .      (48,666)       66,842       4,180
          MRA regulatory asset. . . . . . . . . . . . . . . . . . . .        2,605    (3,959,508)     (7,516)
          Deferral of MRA interest rate savings . . . . . . . . . . .       28,006        10,741           -
          Refundable Federal income taxes . . . . . . . . . . . . . .      130,411      (130,411)          -
          Change in IPP buyout costs regulatory asset . . . . . . . .     (218,902)      (41,971)          -
          Changes in other assets and liabilities . . . . . . . . . .       32,850        59,822      83,720
                                                                       ------------  ------------  ----------
                Net cash provided by (used in) operating activities        798,730    (3,240,455)    537,575
                                                                       ------------  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions . . . . . . . . . . . . . . . . . . . . . .     (271,973)     (365,396)   (286,389)
   Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .      (26,108)      (26,804)     (4,368)
   Less: Allowance for other funds used during construction . . . . .        5,366         8,626       5,310
                                                                       ------------  ------------  ----------
      Acquisition of utility plant. . . . . . . . . . . . . . . . . .     (292,715)     (383,574)   (285,447)
   Materials and supplies related to construction . . . . . . . . . .        1,586          (219)      1,042
   Accounts payable and accrued expenses related to construction. . .        5,436        (9,678)     (2,794)
   Proceeds from the sale of generation assets. . . . . . . . . . . .      860,080             -           -
   Other investments. . . . . . . . . . . . . . . . . . . . . . . . .       43,426       (35,069)   (115,533)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,866)      (18,551)      8,761
                                                                       ------------  ------------  ----------
                Net cash used in investing activities                      596,497      (447,091)   (393,971)
                                                                       ------------  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . .            -       316,389           -
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .            -     3,361,178           -
   Proceeds from preferred stock. . . . . . . . . . . . . . . . . . .      150,000
   Reductions of preferred stock. . . . . . . . . . . . . . . . . . .     (157,620)      (10,120)     (8,870)
   Reductions in long-term debt . . . . . . . . . . . . . . . . . . .   (1,134,020)     (135,000)    (44,600)
   Corporate restructuring to establish holding company . . . . . . .      (89,618)            -           -
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . .      (36,808)      (36,555)    (37,397)
   Common stock dividend paid to Holdings . . . . . . . . . . . . . .      (63,719)            -           -
   Repurchase of Holdings' common stock . . . . . . . . . . . . . . .     (157,167)            -           -
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,244)      (13,580)         97
                                                                       ------------  ------------  ----------
                Net cash provided by (used in) financing activities     (1,496,196)    3,482,312     (90,770)
                                                                       ------------  ------------  ----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . .     (100,519)     (205,234)     52,834
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . .      172,998       378,232     325,398
                                                                       ------------  ------------  ----------
CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . .  $    72,479   $   172,998   $ 378,232
                                                                       ============  ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   512,735   $   315,541   $ 279,957
   Income taxes paid (refunded) . . . . . . . . . . . . . . . . . . .  $  (119,999)  $   (12,127)  $  82,331


Supplemental schedule of noncash financing activities:

- On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock.

- On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

- Niagara Mohawk issued 20,546,264 shares of common stock, valued at $14.75 per share ($303.1 million) to the IPP Parties on June 30, 1998.

     The accompanying notes are an integral part of these financial statements.

          NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION: Niagara Mohawk Holdings, Inc. ("Holdings") is a New York corporation. On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with an Agreement and Plan of Exchange between Niagara Mohawk and Holdings. Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt was not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk.

On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet as of December 31, 1999. The dividend completed the holding company structure, with Holdings owning 100% of the common stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise approximately 98 percent of the assets and approximately 94 percent of the revenues of Holdings. Opinac and its subsidiaries manage all other activities including an energy marketing company and investments in energy related services businesses, a development stage telecommunications company, and a research and development company that has developed and intends to commercialize new fuel cell and battery technology.

Niagara Mohawk is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology, which establishes prices, based on Niagara Mohawk's cost. Niagara Mohawk's accounting policies conform to GAAP, including the accounting principles for rate-regulated entities with respect to Niagara Mohawk's nuclear, transmission, distribution and gas operations (regulated business), and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. In 1996, Niagara Mohawk discontinued the application of regulatory accounting principles to its fossil and hydro generation operations.

Holdings' consolidated financial statements include the accounts of Holdings' and its wholly owned subsidiaries. Niagara Mohawk's consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk unless otherwise stated.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of PowerChoice on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of PowerChoice. The ability of Niagara Mohawk to improve earnings in the period subsequent to PowerChoice will depend on the outcome of the regulatory process to set prices at that time. However, operating cash flows have substantially improved. The closing on the sale of the fossil and hydro generation assets at various times during the year has also affected the comparability of the financial statements. See Note 2. for a further discussion of the sales.

ESTIMATES: In order to be in conformity with GAAP, management is required to use estimates in the preparation of Holdings and Niagara Mohawk's financial statements.

UTILITY PLANT: The cost of additions to utility plant and replacements of retirement units of property are capitalized. Costs include direct material, labor, overhead and AFC. Replacement of minor items of utility plant and the cost of current repairs and maintenance are charged to expense. Whenever utility plant is retired, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation.

The output of the co-owned generation units, Roseton Units No. 1 and 2 (which has a capability of 1,200 MW) and Nine Mile Point Nuclear Station Unit No. 2, and related expenses are shared in the same proportions as the co-tenants' respective ownership interests. Niagara Mohawk's share of expenses associated with these plants are included in the appropriate operating expenses in Niagara Mohawk's Consolidated Statements of Income.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: Niagara Mohawk capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction for its regulated business. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 1999 was 8.86%. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the "Interest charges" and "Other income" sections, respectively, in both Holdings and Niagara Mohawk's Consolidated Statements of Income. The amount of AFC credits recorded in each of the three years ended December 31, in thousands of dollars, was as follows:


                   1999     1998    1997
                  ------  -------  ------
Other income . .  $5,366  $ 8,626  $5,310
Interest charges   7,252   10,228   4,396


The amount of AFC credits in 1999 for fossil and hydro generation, included in the total above, is $518,000 as compared to $1,034,000 in 1998 and $1,179,000 in 1997.

DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATION PLANT DECOMMISSIONING COSTS:
For accounting and regulatory purposes, Niagara Mohawk's depreciation is computed on the straight-line basis using the license lives for its nuclear class of depreciable property and the average service lives for all other classes. The percentage relationship between the total provision for depreciation and average depreciable property was approximately 3.4% to 3.6% for the years 1997 through 1999. Niagara Mohawk performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates when necessary.

Estimated decommissioning costs (costs to remove a nuclear plant from service in the future) for Niagara Mohawk's Unit 1 and its share of Unit 2 are being accrued over the service lives of the units, recovered in rates through an annual allowance and currently charged to operations through depreciation. Niagara Mohawk currently recognizes the liability for nuclear decommissioning over the service life of the plants as an increase to accumulated depreciation. As discussed in Notes 2 and 3, Niagara Mohawk announced an agreement to sell its nuclear assets. As par of the agreement, Niagara Mohawk will transfer its decommissioning liability, as well as the decommissioning funds, which will be increased by Niagara Mohawk to a specified amount at the time of the transfer. See Note 3. Nuclear Operations - Nuclear Plant Decommissioning, for more information on the decommissioning fund. Absent such a nuclear sale, Niagara Mohawk plans to commence decommissioning of both units using a method which removes or decontaminates the Units' components properly at that time.

Amortization of the cost of nuclear fuel is determined on the basis of the quantity of heat produced for the generation of electric energy. The cost of disposal of nuclear fuel, which presently is $.001 per KWh of net generation available for sale, is based upon a contract with the DOE. These costs are charged to operating expense as part of fuel for electric generation.

REGULATED REVENUES: Niagara Mohawk bills its customers on a monthly cycle basis at approved tariffs based on energy delivered and a minimum customer service charge. Revenues are determined based on these bills plus an estimate for unbilled energy delivered between the cycle billing date and the end of the accounting period. In February 1999, a new customer service billing system was implemented which converted all customers previously billed on a bi-monthly cycle to a monthly basis. (See Note 8 "Customer Service System" for a further discussion of this new system). The unbilled revenues included in accounts receivable at December 31, 1999 and 1998 were $143.9 million and $205.6 million, respectively.

In accordance with PowerChoice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations. Previously, Niagara Mohawk did not recognize accrued unbilled electric revenues in its results of operations until authorized and used them to reduce future revenue requirements. Such amounts were included in "Other Liabilities" pending regulatory disposition. Under the PowerChoice agreement, $8.6 million of unrecognized unbilled electric revenues as of September 1, 1998, the implementation date of PowerChoice, were netted with certain other regulatory assets and liabilities and any subsequent changes in the estimated unbilled electric revenues are recognized currently in results of operations.

Pursuant to Niagara Mohawk's 1996 three-year gas settlement, changes in accrued unbilled gas revenues are deferred. At December 31, 1999 and 1998, $14.6 million and $30.7 million, respectively, of unbilled gas revenues remain unrecognized in results of operations.

Prior to September 1, 1998, Niagara Mohawk's tariffs included an electric fuel adjustment clause, such that electricity costs above or below the levels allowed in approved rate schedules, were billed or credited to customers. Niagara Mohawk, as authorized by the PSC, charged operations for electricity cost variances in the period of recovery. Under the PowerChoice agreement, the electric fuel adjustment clause was discontinued as of September 1, 1998.

The 1996 three-year gas settlement agreement established a gas commodity cost adjustment clause ("CCAC"). Niagara Mohawk's gas CCAC provides for the collection or pass back of certain increases or decreases from the base commodity cost of gas as established in the gas settlement agreement. The maximum annual risk or benefit to Niagara Mohawk is $2.25 million. All savings or excess costs beyond that amount flow to ratepayers. The PSC approved an interim gas rate agreement on October 15, 1999 and January 12, 2000 that included a provision for the implementation of a return to a full gas cost collection mechanism and termination of the cost sharing mechanism, effective November 1, 1999.

UNREGULATED REVENUES: Unregulated revenues and the related costs of gas and electricity are accrued and recorded in the month of delivery, based on contract price and nominated natural gas and electricity transmission reservation volumes sold to customers and purchased from suppliers. Adjustments are made to reflect actual volumes delivered or purchased when the actual volumetric information becomes available from the transporters.

FEDERAL INCOME TAXES: As directed by the PSC, Niagara Mohawk defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized over the useful life of the underlying property. Deferred investment tax credits related to the assets that have been sold are taken into income in accordance with IRS rules. Holdings and its United States' subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each company based on its taxable income.

STATEMENTS OF CASH FLOWS: Holdings and Niagara Mohawk consider all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents. The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closing on the sale of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sale. (For example, the change in materials and supplies was reduced by the sale of inventory to the buyers of the fossil and hydro generation assets).

TREASURY STOCK: The PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase twenty million shares through December 31, 2001. The cost to acquire Holdings' common stock by Niagara Mohawk is presented as "Treasury stock" in Holdings' financial statements and as "Repurchase of Holdings' common stock" on Niagara Mohawk's financial statements. See Note 4 for a discussion of the stock repurchased during 1999.

EARNINGS PER SHARE: Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Treasury stock is not considered outstanding and thus, reduces the weighted average shares outstanding. The number of options outstanding at December 31, 1999, 1998 and 1997 that could potentially dilute basic EPS, (but are considered antidilutive for each period because the options exercise price was greater than the average market price of common shares), is immaterial. Therefore, the calculation of both basic and dilutive EPS is the same for each period.

DERIVATIVES: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2001. Niagara Mohawk has identified swap contracts, entered into as part of the MRA and generation asset sales agreements, (see Note 9) as derivative instruments and has recorded a liability at fair value under SFAS No. 80, "Accounting for Futures Contracts." These swap contracts qualify as hedges of future purchase commitments and will continue to qualify as hedges under SFAS No. 133. The financial sharing agreement entered into as part of the agreement to sell Niagara Mohawk's nuclear generation assets will be a derivative instrument as defined by SFAS No. 133 and will be recorded upon the closing of such sale. See Note 8 - "Long-term Contracts for the Purchase of Electric Power - Nuclear Contracts" for a further discussion of the financial sharing agreement. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other contractual obligations.

ENERGY TRADING: The Emerging Issues Task Force ("EITF") of the FASB reached a conclusion on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" to be applied for fiscal years beginning after December 15, 1998. This EITF states that energy trading contracts should be marked-to-market with the gains and losses included in earnings. Contracts that are designed as hedges of non-trading activities are outside the scope of this EITF. Niagara Mohawk's energy contracts and the majority of the marketing activities of NM Energy are not energy trading as defined by this EITF, and therefore, Holdings and its subsidiaries do not account for its energy contracts on a marked-to-market basis.

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

RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1999 presentation.

Holdings' prior years consolidated financial statements have been prepared from Niagara Mohawk's prior year consolidated financial statements, except that accounts have been reclassified to reflect Holdings' structure.

NOTE 2.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.5 billion at December 31, 1999. These regulatory assets are probable of recovery.

Niagara Mohawk has recorded the following regulatory assets on its Consolidated Balance Sheets reflecting the rate actions of its regulators:

MRA REGULATORY  ASSET

Under PowerChoice, a regulatory asset was established for the costs of the MRA and represents the costs to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1999. Niagara Mohawk's rates under PowerChoice have been designed to permit recovery of the MRA regulatory asset.

SWAP CONTRACT REGULATORY ASSET

The swap contract regulatory asset represents the expected future recovery of the swap contract liability. The swap contract liability is the difference between estimated future market prices and the contract prices for the notional quantities of power in the restated IPP PPA contracts and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired generation plants. The portion of this regulatory asset associated with the restated IPP PPA contracts will be amortized over ten years ending in June 2008, in accordance with the MRA, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining term of the swaps through June 2003. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts. For a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets, see Note 8 - "Long-term contracts for the purchase of electric power and Note 9."

REGULATORY TAX ASSET

The regulatory tax asset represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. This amount is primarily timing differences related to depreciation. These amounts are recovered and amortized as the related temporary differences reverse. In January 1993, the PSC issued a Statement of Interim Policy on Accounting and Ratemaking Procedures that required adoption of SFAS No. 109 on a revenue-neutral basis.

IPP BUYOUT COSTS

Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999, there have been four IPP contracts for approximately 127 MW terminated for a total consideration (cash and/or notes) of $229.2 million. Niagara Mohawk estimates that it will have reduced IPP payments by approximately $60 million annually, net of purchases of power at market price as a result of the contract buyouts. Deferred costs associated with IPP buyouts will generally be amortized over five years in accordance with PowerChoice, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings of the buyouts during the remaining term of PowerChoice to offset the amortization expense. Niagara Mohawk is negotiating buyouts and amendments of other IPP contracts. Niagara Mohawk is unable to determine the timing and outcome of these negotiations.

DEFERRED ENVIRONMENTAL RESTORATION COSTS

The deferred environmental restoration costs regulatory asset represents Niagara Mohawk's share of the estimated costs to investigate and perform certain remediation activities at both Niagara Mohawk-owned sites and non-owned sites with which it may be associated. Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. PowerChoice and Niagara Mohawk's gas rates decisions provide for the recovery of these costs over the settlement periods. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates. See Note
8. - Environmental Contingencies.

DEFERRED LOSS ON THE SALE OF ASSETS

PowerChoice requires Niagara Mohawk to divest its portfolio of fossil and hydro generation assets. During 1999, Niagara Mohawk completed the sale its hydroelectric generation plants, its two coal-fired generation plants and its Oswego oil and gas-fired plant for $860 million. These assets had a combined net book value of $956.8 million (including materials and supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of $26.7 million, primarily due to a lower amount of fuel being delivered to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement.

On October 6, 1999, Niagara Mohawk announced an agreement to sell its Albany oil and gas-fired plant to PSEG Power LLC ("PSEG") for $47.5 million. The 400 MW Albany plant has a net book value of approximately $32.0 million (including materials and supplies and fuel) as of December 31, 1999. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant and the redevelopment is in service by July 1, 2003. The agreement with PSEG includes a "Post Closing Property Tax Adjustment" to be settled on the first ten anniversaries of the closing date. If actual annual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which should approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. No amount has been reflected in the anticipated proceeds from the sale of Albany for the redevelopment fee or the post closing property tax adjustment. Niagara Mohawk expects to complete the Albany sale transaction in the first quarter of 2000.

The sale of the Roseton Steam Station, of which Niagara Mohawk owns 25%, is being pursued by Central Hudson. The remaining ownership interests are Central Hudson, the operator of the plant (35%), and Consolidated Edison Company of New York, Inc. (40%). Although Central Hudson stated that it expects to sell this plant by early 2001, to assure divestiture of this asset, Niagara Mohawk entered into an agreement with Central Hudson, subject to regulatory approval, to sell its interest in the plant to Central Hudson at approximately net book value by no later than January 1, 2003. Niagara Mohawk's share of the plant has a net book value of approximately $40.8 million (which includes materials and supplies and fuel) as of December 31, 1999.

The following table summarizes Niagara Mohawk's electric plant assets as of December 31, 1999 and 1998, showing the impact on Niagara Mohawk's electric plant from the completed sales through December 31, 1999:


                                       DECEMBER 31,          December 31,
                                           1999                  1998
(in thousands)                   ORIGINAL    NET BOOK    Original    Net Book
PLANT TYPE                         COST        VALUE       Cost       Value
-----------------------------  ----------  ----------  ----------  -----------
Unit 1 *                       $1,504,718  $  957,884  $1,503,833  $  985,141
Unit 2 *                          749,204     476,934     748,763     490,504
Albany                            126,147      27,202     130,476      29,319
Roseton                            92,544      34,448      91,871      36,842
Dunkirk                                 -           -     274,737     140,878
Huntley                                 -           -     399,660     204,868
Oswego                                  -           -     622,953     299,743
Hydro                                   -           -     448,212     214,351
                               ----------  ----------  ----------  ----------
   Total generation             2,472,613   1,496,468   4,220,505   2,401,646
Transmission and
   Distribution                 4,277,210   2,862,408   4,142,255   2,795,782
Other/General                     471,939     313,115     463,890     331,878
                               ----------  ----------  ----------  ----------

Total Electric Plant           $7,221,762  $4,671,991  $8,826,650  $5,529,306
                               ==========  ==========  ==========  ==========

    * - Excludes nuclear fuel


The PowerChoice agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the fossil and hydro generation asset portfolio. As of December 31, 1999, Niagara Mohawk has recorded a regulatory asset of $135.2 million for the net loss on the sale of its two coal-fired generation plants, its hydro generation assets, and its oil and gas fired plant at Oswego, which includes $3.0 million in employee-related severance costs. The net loss is included in Niagara Mohawk's balance sheet as "Deferred Loss on the Sale of Assets." In accordance with PowerChoice, Niagara Mohawk will not earn a return on the deferred loss during the PowerChoice period. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, the accounting treatment relating to the hydro PPAs, the amount of severance and other costs and the outcome of the sale of the remaining fossil assets. Niagara Mohawk has petitioned the PSC to defer, as part of the regulatory asset associated with the sale of the fossil and hydro generation assets, the amount by which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in PowerChoice. After all the fossil and hydro sales transactions have been completed, Niagara Mohawk estimates that it will have a net loss (stranded costs) of approximately $150 million, including an estimate of the future deferrable hydro payments. Niagara Mohawk is required to submit to the PSC a final accounting of the costs and proceeds from the sale of its assets upon completion of the final sale. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has earned an incentive as provided for in PowerChoice of $9.0 million based on the asset sales concluded in 1999, which is reflected in income in 1999 and is recorded as an other regulatory asset in the Consolidated Balance Sheets. An additional incentive is expected to be earned upon the completion of the remaining assets sales of approximately $6.0 million. Niagara Mohawk will begin recovery of this amount in 2001, over a period not to exceed 5 years.

Niagara Mohawk has also announced an agreement to sell its nuclear generation assets. Niagara Mohawk estimates its net loss from the nuclear sale to be in the range of $1,800 to $1,850 million. Niagara Mohawk has petitioned the PSC for approval to defer this net loss for future recovery, which approval is a condition of the closing of the sale of the nuclear assets. See Note 3. - Nuclear Operations, for a complete discussion regarding this announced sale of Niagara Mohawk's nuclear generation assets and its regulatory treatment.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The postretirement benefits other than pensions regulatory asset represent the excess of such costs recognized in accordance with SFAS No. 106 over the amount received in rates. In accordance with a PSC policy statement, postretirement benefit costs other than pensions were phased into rates generally over a five-year period and amounts deferred are being amortized and recovered over a period of approximately 15 years.

UNAMORTIZED DEBT EXPENSE

The unamortized debt expense regulatory asset represents the costs to issue and redeem certain long-term debt securities, which were retired prior to maturity. These amounts are amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

OTHER

Included in the other regulatory asset is the accumulation of numerous miscellaneous regulatory deferrals, including the deferral of nuclear outage costs, uncollectible accounts receivable, nuclear decontamination and decommissioning fund costs, and income earned on gas rate sharing mechanisms.

The EITF of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service over the next ten years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk's reported financial condition and results of operations and adversely effect Niagara Mohawk's, and therefore, Holdings' ability to pay dividends.

Under PowerChoice, Niagara Mohawk's remaining electric business (electric transmission, distribution and nuclear business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk's IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, will continue to be the obligations of the regulated business.

NOTE 3.  NUCLEAR OPERATIONS

Niagara Mohawk is the owner and operator of the 613 MW Unit 1 and the operator and a 41% co-owner of the 1,143 MW Unit 2. The remaining ownership interests are Long Island Power Authority (LIPA) - 18%; NYSEG - 18%; Rochester Gas and Electric Corporation (RG&E) - 14%; and Central Hudson - 9%. Unit 1 was placed in commercial operation in 1969 and Unit 2 in 1988.

ANNOUNCED SALE: On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen"), a joint venture of PECO Energy Company and British Energy, for approximately $135 million, which is subject to price adjustments depending on the time of closing. Along with the asset purchase agreement, Niagara Mohawk also signed PPAs with AmerGen to purchase energy and capacity at negotiated prices. See Note 8 for a further discussion of these PPAs under "Long term contracts for the purchase of electric power."

New York State Electric and Gas Corporation is also a party to the agreement and has agreed to sell its 18% share of Unit 2 to AmerGen. The sale to AmerGen is subject to a previously existing agreement among the five co-owners of Unit 2 that gives the co-owners the right to match a third-party purchase offer made for any share of the plant. On December 21, 1999, RG&E, a 14% co-owner, submitted a notice stating it would match the AmerGen agreement.

As a condition of the sale transaction, Niagara Mohawk will pre-fund its nuclear decommissioning trust funds (discussed below) at the closing to a predetermined amount (which amount is contingent upon tax rulings and the closing date). The trust funds will be transferred to the buyer at the closing, and the buyer will assume full responsibility for the decommissioning of Unit 1 and its ownership share of Unit 2. If the sale occurs on July 1, 2000, Niagara Mohawk estimates that it will be required to make additional contributions to the decommissioning trust funds of approximately $90 million.

At December 31, 1999, the net book value of Niagara Mohawk's nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.6 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear-related assets of approximately $0.5 billion. These assets include the decommissioning trusts and regulatory assets, primarily related to the flow-through to customers of prior income tax benefits.

Because of the uncertainty as to whether the PSC will approve the sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of December 31, 1999. Under this assumption the nuclear generating plants are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until sale, expected cash proceeds from the sale of the assets, less amounts required to pre-fund the nuclear decommissioning trust funds. In that event, Niagara Mohawk estimates its net loss (stranded costs) from the nuclear sale would be in the range of $1,800 to $1,850 million.

Niagara Mohawk has petitioned the PSC for approval to defer the net loss that would be recognized on the sale for future recovery, which approval is a condition of the closing of the sale of the nuclear assets. Accordingly, Niagara Mohawk plans to record a regulatory asset for the amount of the estimated net loss, as calculated pursuant to the assumptions and circumstances described in the preceding paragraph. However, the ability to record the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the estimated net loss on the sale of the nuclear assets is subject to change as a result of closing price adjustments, transaction costs and the final amount needed to pre-fund the decommissioning trust funds. The estimated range of loss excludes any accounting requirements relating to the nuclear PPAs. Niagara Mohawk has proposed to recover the regulatory asset, plus a return on the unamortized balance over a period not to exceed 15 years beginning in 2000, with a significant portion of the recovery likely to occur in years subsequent to the MRA regulatory asset amortization. Niagara Mohawk's current rate structure includes recovery and a return on the nuclear assets. Niagara Mohawk proposes to recover a return on and a return of stranded nuclear costs within the rate structures contained in its PowerChoice agreement. This sale is also contingent upon approval by, among others, the PSC, NRC, IRS, and the SEC.

Niagara Mohawk originally requested PSC approval by December 1999 and has filed an application with the NRC to transfer the licenses to AmerGen. It is unlikely that any sale will close prior to the planned Unit 2 refueling and maintenance outage scheduled to begin in March 2000. A delay in the sale through the planned outage would result in an increase in the purchase price of Unit 2 as specified in the agreement to reflect the estimated costs of the refueling and maintenance outage. The sale price of Unit 1 decreases if the sale occurs after the Unit 2 refueling and maintenance outage. Until the sale is closed, Niagara Mohawk generally bears the risks associated with unexpected costs of the refueling outage at Unit 2 and any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. The purchase agreement terminates if the sale has not occurred before September 1, 2000. In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its PowerChoice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State. On October 27, 1999, the FERC approved the sale of the transmission assets connected to the nuclear plants to AmerGen. On January 26, 2000, the PSC Staff had informed the ALJ and all parties, including Niagara Mohawk, that they believed the terms of the proposed nuclear sale were not in the public interest. The PSC Staff is continuing its discussions with AmerGen, as well as exploring other options, including giving other interested parties the opportunity to put forth competing proposals. Niagara Mohawk cannot predict the outcome of this proceeding, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because of the regulatory hurdles that must be overcome, Niagara Mohawk does not believe that such a sale is any more likely to occur than other possible scenarios, including the possible continued operation of the plants by Niagara Mohawk for the remainder of the their useful lives.

Upon closing of the sale of the nuclear assets, Niagara Mohawk will continue to be liable for all spent nuclear fuel fees associated with electricity generated and sold and Unit 1 and Unit 2, prior to the closing. See "Nuclear Fuel Disposal Cost" for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk's determination of liability. This liability will remain with Niagara Mohawk until the DOE provides disposal facilities. Niagara Mohawk also retains liability for changes enacted prior to closing, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale or in the pre-1983 liability. Niagara Mohawk has recovered these costs in rates in the past and believes that any increases in these costs would ultimately be included in the rate process.

NUCLEAR PLANT DECOMMISSIONING: If the sale does not occur, Niagara Mohawk estimates its site specific costs for decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 1999 are as follows:


                                   Unit 1            Unit 2
                              --------------     -------------
Site Study (year). . . . . .       1995              1995
End of Plant Life (year) . .       2009              2026
Radioactive Dismantlement
   to Begin (year) . . . . .         *               2028
Method of Decommissioning. .         *             Immediate
                                                 Dismantlement

Cost of Decommissioning
(in January 2000 dollars). .        In millions of dollars

Radioactive Components . . .         *           $      214
Non-radioactive Components .         *                   52
Fuel Dry Storage/Continuing
   Care. . . . . . . . . . .         *                   46
                                                  --------------
                                                  $      312
                                                  ==============


* Niagara Mohawk has not made a final decision on the timing of decommissioning for Unit 1. Decommissioning could occur immediately after end of license shutdown in 2009 or coincident with Unit 2 decommissioning which would commence in 2026. The cost of decommissioning Unit 1 in January 2000 dollars is estimated to be $594 million for immediate dismantlement or $724 million for delayed dismantlement. Projected earnings from the decommissioning fund are expected to approximate the cost impact of inflation and continuing care under a delayed scenario. The final decision to decommission Unit 1 immediately after shutdown or to delay will occur much closer to the end of license shutdown date of 2009 so that Niagara Mohawk can adequately evaluate the variables that could impact total costs. These variables include but are not limited to the inflation projections, actual earnings rate on the decommissioning fund, the uncertainty of the availability of a low level waste disposal site and the DOE acceptance date and rate of spent fuel disposal.

Niagara Mohawk estimates that by the time decommissioning is completed, the above costs will ultimately amount to $1.0 billion (immediate dismantlement) or $1.7 billion (delayed dismantlement) for Unit 1 and $0.9 billion for Niagara Mohawk's share of Unit 2, using approximately 3.5% as an annual inflation factor.

In addition to the costs mentioned above, Niagara Mohawk would expect to incur post-shutdown costs for plant ramp down, insurance and property taxes. In 2000 dollars, these costs are expected to amount to $117 million (immediate dismantlement) or $127 million (delayed dismantlement) for Unit 1 and $65 million for Niagara Mohawk's share of Unit 2. The amounts will escalate to $193 million (immediate dismantlement) or $210 million (delayed dismantlement) and $190 million for Unit 1 and Niagara Mohawk's share of Unit 2, respectively, by the time decommissioning is expected to be completed.

NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning radioactive portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. The allowance for Unit 1 and Niagara Mohawk's share of Unit 2 was approximately $28 million for the year ended December 31, 1999. PowerChoice permits rate recovery for all radioactive and non-radioactive cost components for both units, including post-shutdown costs, based upon the amounts estimated in the 1995 site specific studies described above, which are higher than the NRC minimum. The annual decommissioning allowance (which includes funds to be placed into the external trust plus internal reserves) for 2000 will increase to $43.3 million of which $28 million is for radioactive components and $15.3 million is for non-radioactive components. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. Niagara Mohawk believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process.

Decommissioning costs recovered in rates are reflected in "Accumulated depreciation and amortization" on the balance sheet and amount to $353.1 million and $315.5 million at December 31, 1999 and 1998, respectively for both units. Additionally at December 31, 1999, the fair value of funds accumulated in Niagara Mohawk's external trusts were $210.2 million for Unit 1 and $70.9 million for its share of Unit 2. The trusts are included in "Other Property and Investments." Earnings on the external trust aggregated $45.3 million through December 31, 1999, and because the earnings are available to fund decommissioning, have also been included in "Accumulated depreciation and amortization." For a further discussion on the earnings on the external trust, see Note 9. Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund, which has an accumulated balance of $65 million at December 31, 1999.

NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, Niagara Mohawk maintains the required $200 million of nuclear liability insurance.

With respect to a nuclear incident at a licensed reactor, the statutory limit for the protection of the public under the Price-Anderson Amendments Act of 1988, which is in excess of the $200 million of nuclear liability insurance, is currently $8.89 billion without the 5% surcharge discussed below. This limit would be funded by assessments of up to $83.9 million for each of the 106 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor, per year, per incident. Such assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims. With the 5% surcharge included, the statutory limit is $9.34 billion.

Niagara Mohawk's interest in Units 1 and 2 could expose it to a maximum potential loss, for each accident, of $124.2 million (with 5% assessment) through assessments of $14.1 million per year in the event of a serious nuclear accident at its own or another licensed U.S. commercial nuclear reactor. The amendments also provide, among other things, that insurance and indemnity will cover precautionary evacuations, whether or not a nuclear incident actually occurs.

This liability would transfer to the purchaser of the nuclear generation assets, if the assets are used.

NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the American Nuclear Insurers (ANI). In addition, there is $2.25 billion in excess of the $500 million primary nuclear insurance with Nuclear Electric Insurance Limited ("NEIL"). The total nuclear property insurance is $2.75 billion. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. The insurance provides coverage for outages for 162 weeks, after a 12- week waiting period. NEIL insurance is subject to retrospective premium adjustment under which Niagara Mohawk could be assessed up to approximately $8.8 million per loss.

If the sale of the nuclear generation assets occurs, Niagara Mohawk will still be liable for retrospective premium adjustments that are associated with NEIL losses that occurred prior to the date of the sale for up to a period of six years following the sale. As of December 31, 1999, Niagara Mohawk has not been made aware of any material retrospective premium adjustments.

LOW LEVEL RADIOACTIVE WASTE: Niagara Mohawk currently uses the Barnwell, South Carolina waste disposal facility for low level radioactive waste. However, continued access to Barnwell is not assured, and Niagara Mohawk has implemented a low level radioactive waste management program so that Unit 1 and Unit 2 are prepared to properly handle interim on-site storage of low level radioactive waste for at least a ten-year period.

Under the Federal Low Level Waste Policy Amendment Act of 1985, New York State was required by January 1, 1993 to have arranged for the disposal of all low level radioactive waste within the state or in the alternative, contracted for the disposal at a facility outside the state. To date, New York State has made no funding available to support siting for a disposal facility.

NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the "Nuclear Waste Act") established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of Niagara Mohawk's liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and Niagara Mohawk has elected to delay payment, with interest, until the year in which Niagara Mohawk initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. In July 1996, the United States Circuit Court of Appeals for the District of Columbia ruled that the DOE had an obligation to accept spent fuel from the nuclear industry by January 31, 1998 even though a permanent storage site would not be ready by then. The DOE did not appeal this decision. On January 31, 1997, Niagara Mohawk joined a number of other utilities, states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requested the court to suspend the utilities payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent fuel. The DOE did not meet its January 31, 1998 deadline and indicated it was not obligated to provide a financial remedy for delay. On November 14, 1997 the United States Court of Appeals for the District of Columbia Circuit issued a writ of mandamus precluding DOE from excusing its own delay on the grounds that it has not yet prepared a permanent repository or interim storage facility. On December 11, 1997, 27 utilities, including Niagara Mohawk, petitioned the DOE to suspend their future payments to the Nuclear Waste Fund until the DOE begins moving fuel from their plant sites. The petition further sought permission to escrow payments to the waste fund beginning in February 1998. On January 12, 1998, the DOE denied the petition. In 1998, both the House and the U.S. Senate passed legislation to reform the federal government's spent nuclear fuel disposal policy. This legislation authorized DOE to construct an interim spent fuel storage facility to accommodate acceptance of spent fuel beginning no later than June 2003. Additionally, this legislation required the payment of one-time fees by electric utilities for the disposal of fuel irradiated prior to 1983 to be paid to the Nuclear Waste Fund no later than September 30, 2001. However, this legislation was never sent to the President for approval. As of December 31, 1999, Niagara Mohawk has recorded a liability of $126.0 million in other long-term debt for the disposal of nuclear fuel irradiated prior to 1983.

Niagara Mohawk has several alternatives under consideration to provide additional spent fuel storage facilities, as necessary. Each alternative will likely require NRC approval, may require other regulatory approvals and would likely require incurring additional costs, which Niagara Mohawk has included in its decommissioning estimates for both Unit 1 and its share of Unit 2. Niagara Mohawk does not believe that the possible unavailability of the DOE disposal facility until 2010 will inhibit operation of either Unit.

NOTE 4.  CAPITALIZATION

HOLDINGS CAPITAL STOCK

Holdings is authorized to issue 300,000,000 shares of common stock, $0.01 par value. In addition, Holdings is authorized to issue 50,000,000 shares of preferred stock, $0.01 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital account for 1999:


                                                                         Capital Stock   Accumulated
                                    Common Stock           Treasury       Premium and       Other
                                   $0.01 Par Value           Stock           Expense    Comprehensive
                               Shares         Amount*       (at cost) *       (Net) *       Income *
--------------------------  --------------  -------------  ---------------  -----------  -----------
DECEMBER 31, 1998 (a). . .              -   $          -   $            -   $        -   $      -
Exchange (a) . . . . . . .    187,364,863          1,874                     2,548,022    (29,722)
Issued by subsidiary . . .                                                      (1,479)
Redemptions by subsidiary.                                                          87
Treasury stock, at cost. .    (10,000,000)                       (157,167)
Other comprehensive
   income adjustments. . .                                                                  3,521
                            --------------  -------------  ---------------  -----------  -----------
DECEMBER 31, 1999. . . . .    177,364,863   $      1,874   $     (157,167)  $2,546,630   $(26,201)
                            ==============  =============  ===============  ===========  =========


* In thousands of dollars

(a) On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share for share basis with Holdings (see Note 1).

The cumulative amount of foreign currency translation adjustment was $(21,048), the unrealized gain on securities was $814 and the additional minimum pension liability was $5,967 at December 31, 1999.

NIAGARA MOHAWK CAPITAL STOCK


Niagara Mohawk is authorized to issue 250,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1997, 1998, and 1999:

                                                                                  Preferred Stock
                                                    -----------------------------------------------------------------------------
                               Common Stock                    $100 Par Value                          $25 Par Value
                               $1 Par Value                         Non-                                     Non-
                           Shares       Amount*       Shares     Redeemable*  Redeemable*   Shares        Redeemable* Redeemable*
                         -----------------------    -------------------------------------   --------------------------------------
DECEMBER 31, 1996 . .    144,365,214   $ 144,365    2,340,000   $  210,000  $ 24,000 (a)    12,064,005     $230,000   $ 71,600 (a)
Issued. . . . . . . .         54,137          54            -            -         -                 -            -          -
Redemptions . . . . .                                 (18,000)           -    (1,800)         (282,801)           -     (7,070)
Other comprehensive
   income adjustments
                         -----------   ---------    ----------  ----------  ---------       -----------    --------   ---------
DECEMBER 31, 1997 . .    144,419,351   $ 144,419    2,322,000   $  210,000  $ 22,200 (a)    11,781,204     $230,000   $ 64,530 (a)
Issued. . . . . . . .     42,945,512      42,946            -            -         -                 -           -           -
Redemptions . . . . .                                 (18,000)           -    (1,800)         (332,801)          -      (8,320)
Other comprehensive
   income adjustments
                         -----------   ---------    ----------  ----------  ---------       -----------    --------   ---------
DECEMBER 31, 1998 . .    187,364,863   $ 187,365    2,304,000   $  210,000  $ 20,400 (a)    11,448,403     $230,000   $ 56,210 (a)
Issued. . . . . . . .                                       -            -         -         3,000,000 (c)  150,000          -
Redemptions . . . . .                                 (18,000)           -    (1,800)       (6,232,801)(c) (150,000)    (5,820)
Repurchased Holdings'
   common stock . . .
Dividend of Opinac. .
Other comprehensive
   income adjustments
                         -----------   ---------    ----------  ----------  ---------       -----------    --------   --------
DECEMBER 31, 1999 . .    187,364,863   $ 187,365    2,286,000   $  210,000  $ 18,600 (a)     8,215,602     $230,000   $ 50,390 (a)
                         ===========   =========    ==========  ==========  =========       ===========    ========   ========

                         Capital Stock    Accumulated       Repurchased
                          Premium and        Other           Holdings'
                            Expense      Comprehensive        Common
                             (Net)*         Income*            Stock*
                          ---------------------------------------------
DECEMBER 31, 1996 . .     $1,798,366       ($14,641)                $0
Issued. . . . . . .              426
Redemptions                       98
Other comprehensive
   income adjustments                        (4,561)
                          ----------       ---------         ---------
DECEMBER 31, 1997 . .     $1,798,890       ($19,202)                $0
Issued. . . . . . . .        563,540
Redemptions                      101
Other comprehensive
   income adjustments                        (6,592)
                          ----------       ---------         ---------
DECEMBER 31, 1998 . .     $2,362,531        ($25,794)               $0
Issued. . . . . . . .         (1,479)
Redemptions . . . . .             87
Repurchased Holdings'
   common stock                                              ($157,167)
Dividend of Opinac                           25,186 (b)
Other comprehensive
   income adjustments                        (4,545)
                          ----------       ---------         ----------
DECEMBER 31, 1999 .       $2,361,139        ($5,153)         ($157,167)
                          ==========       =========         ==========


*  In thousands of dollars

(a)  Includes sinking fund requirements due within one year.
(b) On March 31, 1999, Niagara Mohawk distributed its ownership interest in the stock of Opinac as a dividend to Holdings. As a result, the accumulated other comprehensive income of Opinac of $25,186 million, which is entirely made up of foreign currency translation adjustment, is no longer included in Niagara Mohawk's "Accumulated Other Comprehensive Income." (See Note 1)
(c) The fixed-adjustable rate preferred stock issued during 1999 has a $25 par value with a $50 liquidation preference.

The cumulative amount of unrealized gain on securities was $814 and the additional minimum pension liability was $5,967 at December 31, 1999.

Niagara Mohawk has been reviewing its capital structure in light of its scheduled debt reduction program, its divestiture of its electric generation and the changing industry. As a result, Niagara Mohawk filed two petitions with the PSC on July 1, 1999. The PSC approved the petitions on September 22, 1999 as follows:

- REFINANCE NIAGARA MOHAWK PREFERRED STOCK - The PSC approved Niagara Mohawk's petition to issue up to $350 million in preferred stock to refinance existing preferred stock outstanding through December 31, 2000. During November 1999, Niagara Mohawk completed the sale of $150 million of fixed-adjustable rate preferred stock (Series D) at a fixed rate of 6.9% for the first five years. The 3 million shares of fixed-adjustable rate preferred stock has a $25 par value with a $50 liquidation preference. Niagara Mohawk used the proceeds from the sale to redeem its 9.5% series of $25 par value optionally-redeemable preferred stock on December 31, 1999.

- PURCHASE OF HOLDINGS' COMMON STOCK - The PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase 20 million shares through December 31, 2001.

   During the third quarter of 1999, Niagara Mohawk entered into two agreements, which expire in less than one year, whereby two agents would purchase up to 9 million shares of Holdings' common stock on Niagara Mohawk's behalf. At any time prior to the expiration of these agreements, Niagara Mohawk can repurchase the common stock from the agents and is required to reimburse these agents (in stock and/or cash) for the costs they incurred to buy the stock plus a carrying charge. The two agents have incurred a total of approximately $140.3 million to purchase the 9 million shares. During December 1999, Niagara Mohawk purchased 4 million shares from one of the agents for approximately $64.3 million, including fees paid to the agent.
   The remaining 5 million shares repurchased by the other agent, but not yet paid for by Niagara Mohawk (with the exception of $1.4 million in carrying charges) remain in the number of shares outstanding in computing Holdings' earnings per share.

   During the fourth quarter of 1999, Niagara Mohawk repurchased an additional 6 million shares of Holdings' common stock on the open market for approximately $91.5 million, including fees.

NIAGARA MOHAWK NON-REDEEMABLE PREFERRED STOCK
(Optionally Redeemable)

Niagara Mohawk had certain issues of preferred stock, which provide for optional redemption at December 31, as follows:

                                                        Redemption price
                                                            per share
                              In thousands of dollars    (Before adding
 Series     Shares              1999       1998       accumulated dividends)
----------------------------------------------------------------------------
PREFERRED $100 PAR VALUE:
  3.40%     200,000          $ 20,000    $ 20,000         $103.50
  3.60%     350,000            35,000      35,000          104.85
  3.90%     240,000            24,000      24,000          106.00
  4.10%     210,000            21,000      21,000          102.00
  4.85%     250,000            25,000      25,000          102.00
  5.25%     200,000            20,000      20,000          102.00
  6.10%     250,000            25,000      25,000          101.00
  7.72%     400,000            40,000      40,000          102.36

PREFERRED $25 PAR VALUE:

  9.50%   6,000,000                 -     150,000

Adjustable Rate -
Series A  1,200,000            30,000      30,000           25.00
Series C  2,000,000            50,000      50,000           25.00
Series D  3,000,000           150,000           -           50.00
                             ---------   ---------

                             $440,000    $440,000
                             =========   =========


NIAGARA MOHAWK MANDATORILY REDEEMABLE PREFERRED STOCK

At December 31, Niagara Mohawk had certain issues of preferred stock, as detailed below, which provide for mandatory and optional redemption. These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which Niagara Mohawk may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45% series). The option to redeem additional amounts is not cumulative.

                                                                                    Redemption price
                                                                                        per share
                                                                                      (Before adding
                                                                                   accumulated dividends)
                                    Shares            In thousands of dollars             Eventual
        Series                  1999        1998        1999        1998        1999       Minimum
----------------------------------------------------------------------------------------------------------
PREFERRED $100 PAR VALUE:
       7.45%                   186,000     204,000     $18,600     $20,400    $ 101.21      $100.00

PREFERRED $25 PAR VALUE:
       7.85%                   365,602     548,403       9,140      13,710       25.00        25.00
Adjustable Rate -
   Series B. . . . . . . .   1,650,000   1,700,000      41,250      42,500       25.00        25.00
                                                       -------     -------

                                                        68,990      76,610
Less sinking fund requirements                           7,620       7,620
                                                       -------     --------

                                                       $61,370     $68,990
                                                       =======     ========


Niagara Mohawk's five-year mandatory sinking fund redemption requirements for preferred stock are as follows:

 Redemption
 Requirement
(in thousands)
--------------

2000  $7,620
2001   7,620
2002   3,050
2003   3,050
2004   3,050

NIAGARA MOHAWK LONG-TERM DEBT

Long-term debt at December 31, consisted of the following:

                              In thousands of dollars
Series                       Due      1999         1998
--------------------------  ------------------------------
FIRST MORTGAGE BONDS:
9 1/2%                      2000   $ 150,000    $ 150,000
6 7/8%                      2001     210,000      210,000
9 1/4%                      2001     100,000      100,000
5 7/8%                      2002     230,000      230,000
6 7/8%                      2003      85,000       85,000
7 3/8%                      2003     220,000      220,000
8%                          2004     232,425      300,000
6 5/8%                      2005     110,000      110,000
9 3/4%                      2005     137,981      150,000
7 3/4%                      2006     275,000      275,000
*6 5/8%                     2013      45,600       45,600
9 1/2%                      2021           -      150,000
8 3/4%                      2022     136,597      150,000
8 1/2%                      2023     146,020      165,000
7 7/8%                      2024     170,257      210,000
*5.15%                      2025      75,000       75,000
*7.2%                       2029     115,705      115,705
                                   ----------   ----------
Total First Mortgage Bonds         2,439,585    2,741,305
                                   ----------   ----------
SENIOR NOTES:
6 1/2%                      1999           -      300,000
7%                          2000     340,244      450,000
7 1/8%                      2001     302,439      400,000
7 1/4%                      2002     302,439      400,000
7 3/8%                      2003     302,439      400,000
7 5/8%                      2005     302,439      400,000
7 3/4%                      2008     600,000      600,000
8 1/2%                      2010     500,000      500,000
Unamortized discount
  on 8 1/2% Senior Note. .          (126,374)    (156,216)
                                   ----------   ----------
Total Senior Notes . . . .         2,523,626    3,293,784
                                   ----------   ----------

PROMISSORY NOTES:
*Adjustable Rate Series due
2015                                 100,000      100,000
2023                                  69,800       69,800
2025                                  75,000       75,000
2026                                  50,000       50,000
2027                                  25,760       25,760
2027                                  93,200       93,200
TERM LOAN AGREEMENT                  105,000      105,000
UNSECURED  NOTES  PAYABLE:
  Medium  Term  Notes, Various
  rates, due 2000-2004                    -        20,000
OTHER                                186,902      174,462
UNAMORTIZED PREMIUM (DISCOUNT)       (12,545)     (18,846)
                                   ----------   ----------
 TOTAL LONG-TERM DEBT              5,656,328    6,729,465
Less long-term debt due
  within one year                    613,740      312,240
                                   ----------  -----------
                                  $5,042,588   $6,417,225
                                  ===========  ===========

*  Tax-exempt pollution control related issues


Niagara Mohawk's long-term debt increased significantly upon the closing of the MRA on June 30, 1998. The MRA was largely financed through the Senior Notes. The Senior Notes are unsecured obligations of Niagara Mohawk and rank pari passu in right of payment to its First Mortgage Bonds, the senior bank financing and unsecured medium term notes.

Niagara Mohawk is obligated to use 85% of the net proceeds of the sales of the generation assets to reduce its senior debt outstanding within 180 days after the receipt of such proceeds. To date, Niagara Mohawk has received $860 million on the sale of its two coal-fired generation plants, its hydro electric generation plants, and its oil and gas-fired plant in Oswego. During 1999 Niagara Mohawk redeemed approximately $1.1 billion in debt using the proceeds from the assets sales and from improved cash flow. See Notes 2 and 3 for a discussion of the status of the remaining generation asset sales.

Several series of First Mortgage Bonds and Promissory Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with an option to convert to other rates, including a fixed interest rate which would require Niagara Mohawk to issue First Mortgage Bonds to secure the debt) which averaged 3.23% for 1999 and 3.39% for 1998 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and Niagara Mohawk, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at Niagara Mohawk's generation facilities or to refund outstanding tax-exempt bonds and notes (see Note 5).

Other long-term debt in 1999 consists of obligations under capital leases of approximately $22.1 million, a liability to the DOE for nuclear fuel disposal of approximately $126.0 million and a liability for IPP contract terminations not related to the MRA of approximately $38.8 million. The aggregate maturities of long-term debt for the five years subsequent to December 31, 1999, excluding capital leases, in millions, are approximately $610.5, $624.2, $544.0, $610.7 and $232.4, respectively. A reduction in debt that will occur from applying proceeds from additional generation asset sales may impact the schedule of maturities of long-term debt.

EARLY EXTINGUISHMENT OF DEBT

During 1999, Niagara Mohawk redeemed approximately $822 million in long-term debt prior to its scheduled maturity. Holdings and Niagara Mohawk charged to earnings, as an extraordinary item approximately $23.8 million, after tax, for redemption premiums incurred, and unamortized debt expense and issuance costs. This extraordinary item had a 13 cents per share, after tax effect on Holdings' 1999 earnings per share.

NOTE 5.  BANK CREDIT ARRANGEMENTS

Niagara Mohawk has an $804 million senior bank financing with a bank group consisting of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA, discussed in Note 4. As of December 31, 1999, the amount outstanding under the senior bank financing was $529 million, consisting of $105 million under the term loan facility and $424 million of letters of credit, leaving Niagara Mohawk with $275 million of borrowing capability under the financing. The senior bank facility term expires on June 1, 2000. As a result, the amount outstanding on this facility at December 31, 1999, $105 million, is shown as a current liability on both Holdings and Niagara Mohawk's balance sheets. Niagara Mohawk is currently negotiating a new financing arrangement with a bank group, and believes as a minimum it will be able to obtain $424 million for letters of credit prior to the expiration of the senior bank facility on June 1, 2000. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 6.625% (but capped at 15%).

Opinac had an agreement with a bank providing for letters of credit totaling up to $25 million, which in January 2000 was replaced by a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The facility expires September 30, 2000 and as of January 31, 2000, supports approximately $20 million in letters of credit. Opinac is working to extend the facility beyond September 30, 2000.

Holdings and Niagara Mohawk did not have any short-term debt outstanding at December 31, 1999 and 1998.

NOTE 6.  FEDERAL AND FOREIGN INCOME TAXES

The federal income tax amounts included in Note 6 are for Holdings. The amounts for Niagara Mohawk are no materially different.

Components of United States and foreign income before income taxes:


                                     In thousands of dollars
                                   1999        1998       1997
                              ---------------------------------

United States. . . . . . . .  $    25,276  $(206,372)  $315,027
Foreign. . . . . . . . . . .        6,124      8,227     (1,621)
Consolidating eliminations .       13,307     10,592     (3,476)
Income before income taxes
   and preferred dividend     -----------  ----------  ---------
   requirement of subsidiary  $    44,707  $(187,553)  $309,930)
                              ===========  ==========  =========


Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                                                        In thousands of dollars
                                                     1999 *      1998       1997
                                                 ---------------------------------
COMPONENTS OF FEDERAL AND FOREIGN INCOME TAXES:

Current Federal tax expense . . . . . . . . . .  $   24,637   $(155,320)  $ 77,565
                                                 -----------  ----------  --------
Deferred tax expense:
   Federal. . . . . . . . . . . . . . . . . . .      (6,931)     84,466     47,836
   Foreign. . . . . . . . . . . . . . . . . . .       1,474       4,126      1,194
                                                 -----------  ----------  --------
                                                     (5,457)     88,592     49,030
                                                 -----------  ----------  --------

      Total . . . . . . . . . . . . . . . . . .  $   19,180   $ (66,728)  $126,595
                                                 ===========  ==========  ========

* Does not include the tax benefit of $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 1999.

RECONCILIATION BETWEEN FEDERAL AND FOREIGN INCOME TAXES AND THE TAX COMPUTED AT PREVAILING U.S. STATUTORY RATE ON INCOME BEFORE INCOME TAXES:


Computed tax                                           $15,648   $(65,644)  $108,475
----------------------------------------------------  ---------  ---------  ---------
INCREASE (REDUCTION) INCLUDING THOSE ATTRIBUTABLE TO
   FLOW-THROUGH OF CERTAIN TAX ADJUSTMENTS:

Depreciation . . . . . . . . . . . . . . . . . . . .    21,380     20,808     34,926
Cost of removal. . . . . . . . . . . . . . . . . . .    (6,809)    (7,859)    (8,168)
Allowance for funds used
   during construction . . . . . . . . . . . . . . .    (2,442)    (4,207)    (2,952)
Expiring foreign tax credits . . . . . . . . . . . .       692     10,053          -
Pension settlement amortization. . . . . . . . . . .      (278)    (3,317)    (2,391)
Debt premium & mortgage
   recording tax . . . . . . . . . . . . . . . . . .    14,402     (9,408)        23
Real estate taxes. . . . . . . . . . . . . . . . . .     3,540      1,968      2,408
Provided at other than statutory
   rate. . . . . . . . . . . . . . . . . . . . . . .     1,185          -          -
Subsidiaries . . . . . . . . . . . . . . . . . . . .    (2,294)     3,853     (1,820)
Reserve for Hydra-Co sale expenses . . . . . . . . .    (1,181)       (15)      (276)
Deferred investment tax credit
   reversal *. . . . . . . . . . . . . . . . . . . .   (23,539)    (7,454)    (7,454)
Other. . . . . . . . . . . . . . . . . . . . . . . .    (1,124)    (5,506)     3,824
                                                      ---------  ---------  ---------
                                                         3,532     (1,084)    18,120
                                                      ---------  ---------  ---------
Federal and foreign income
   taxes **. . . . . . . . . . . . . . . . . . . . .  $ 19,180   $(66,728)  $126,595
                                                      =========  =========  =========

Effective Tax Rate . . . . . . . . . . . . . . . . .      43.0%      35.6%      40.8%
                                                      =========  =========  =========

* Deferred investment tax credits of $16.2 million related to the fossil and hydro generation assets that have been sold have been taken into income in 1999 in accordance with IRS rules.

** Does not include the tax benefit of $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 1999.

At December 31, the deferred tax liabilities (assets) were comprised of the following:


                                     In thousands of dollars
                                        1999          1998
                                   -------------  ------------
Alternative minimum tax . . . . .  $    (97,652)  $   (82,621)
Unbilled revenue. . . . . . . . .       (12,771)      (81,685)
Non-utilized NOL carryforward . .      (930,117)   (1,161,898)
Other . . . . . . . . . . . . . .      (336,478)     (290,035)
                                   -------------  ------------
   Total deferred tax assets. . .    (1,377,018)   (1,616,239)
                                   -------------  ------------

Depreciation related. . . . . . .     1,275,804     1,292,582
Investment tax credit related . .        65,554        76,418
MRA terminated IPP contracts. . .     1,172,380     1,415,977
Other . . . . . . . . . . . . . .       432,237       342,679
                                   -------------  ------------
   Total deferred tax liabilities     2,945,975     3,127,656
                                   -------------  ------------

Accumulated deferred income
   taxes. . . . . . . . . . . . .  $  1,568,957   $ 1,511,417
                                   =============  ============


In December 1998, Niagara Mohawk received a ruling from the IRS to the effect that the amount of cash and the value of common stock that was paid to the terminated IPP Parties was deductible in 1998 and generated a substantial net operating loss for federal income tax purposes, such that Niagara Mohawk did not pay federal income taxes for 1998. Further, Niagara Mohawk has carried back unused NOL carryforward to the years 1996 and 1997, and also for the years 1988 through 1990, which resulted in a tax refund of $135 million that were received in January 1999. Holdings anticipates that it will be able to utilize the remaining $3.3 billion NOL carryforward prior to its expiration date in 2019. The amount of the NOL carryforward as of December 31, 1999 is $2.6 billion. Holdings' ability to utilize the NOL carryforward generated, as a result of the MRA could be limited under the rules of section 382 of the Internal Revenue Code if certain changes in Holdings' common stock ownership were to occur in the future.

NOTE 7.  PENSION AND OTHER RETIREMENT PLANS

Niagara Mohawk and its affiliates have a non-contributory defined benefit pension plan covering substantially all employees, which was amended during 1998 to include a cash balance benefit in which the participant has an account to which amounts are credited based on qualifying compensation and with interest determined annually based on average annual 30-year Treasury bond yield. The majority of the costs and benefits associated with this plan are attributable to Niagara Mohawk employees. Supplemental non-qualified, non-contributory executive retirement programs provide additional defined pension benefits for certain officers. In addition, Niagara Mohawk and its affiliates provide certain contributory health care and life insurance benefits for active and retired employees and dependents.

The changes in benefit obligations, plan assets and plan funded status for these pension and other retirement plans as of, and for the year ended December 31, are summarized as follows:


                                                             In thousands of dollars
                                                 Pension Benefits         Other Retirement Benefits
                                           ---------------------------   ---------------------------
                                                 1999          1998           1999        1998
                                           ---------------------------   ---------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at January 1 . . . . .  $   1,302,197   $ 1,172,428     $ 547,620   $ 519,851
   Service cost . . . . . . . . . . . . .         34,743        30,430        15,367      14,338
   Interest cost. . . . . . . . . . . . .         85,821        79,748        35,555      35,338
   Benefits paid to participants. . . . .       (234,683)      (75,650)      (35,568)    (32,917)
   Plan amendments. . . . . . . . . . . .         19,300        33,694             -      (6,579)
   Curtailments . . . . . . . . . . . . .         (4,818)            -         7,287           -
   Settlements. . . . . . . . . . . . . .        (32,058)            -             -           -
   Actuarial (gain) loss. . . . . . . . .        (58,669)       61,547       (51,203)     17,589
                                           --------------  ------------    ----------  ----------
Benefit obligation at December 31 . . . .      1,111,833     1,302,197       519,058     547,620
                                           --------------  ------------    ----------  ----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1. .      1,446,512     1,304,338       210,046     181,101
   Contributions. . . . . . . . . . . . .         11,878        12,446         9,435       9,466
   Net return on plan assets. . . . . . .        157,627       198,943        25,609      19,479
   Benefits paid to participants. . . . .       (234,152)      (69,215)            -           -
   Settlements. . . . . . . . . . . . . .        (37,218)            -             -           -
                                           --------------  ------------    ----------  ----------
Fair value of plan assets at December 31.      1,344,647     1,446,512       245,090     210,046
                                           --------------  ------------    ----------  ----------

Funded status . . . . . . . . . . . . . .        232,814       144,315      (273,968)   (337,574)
Unrecognized initial obligation . . . . .         12,788        16,887       141,570     152,460
Unrecognized net gain from actual
   return on plan assets. . . . . . . . .       (366,232)     (360,450)            -           -
Unrecognized net loss (gain) from past
   experience different from that assumed        (17,612)       41,914       (14,507)     55,335
Unrecognized prior service cost . . . . .         81,178        79,269       (15,508)    (27,532)
Accumulated other comprehensive income. .         (6,746)            -             -           -
                                           --------------  ------------    ----------  ----------
Benefits liability on Holdings'
   consolidated balance sheet . . . . . .  $     (63,810)  $   (78,065)    $(162,413)  $(157,311)
                                           ==============  ============    ==========  ==========


In 1999, Niagara Mohawk experienced a net curtailment/settlement gain of $35.3 million due to the employee transfers associated with the sale of the hydro and fossil generating plants and normal terminations electing lump sum pension benefits distributions under the cash balance option and receiving postemployment medical and life insurance benefits. After a portion of the gain was allocated to the co-tenants, $9.4 million of the net gain was included in the deferred loss on the sale of the assets; the remaining $23.6 was deferred as an Other Regulatory Liability as required by PSC regulations.

The non-qualified executive pension plan has no plan assets due to the nature of the plan, and therefore, has an accumulated benefit obligation in excess of plan assets of $12.4 million and $8.8 million at December 31, 1999 and 1998, respectively.

The following table summarizes the components of the net annual benefit costs.



                                                In thousands of dollars
                                    Pension Benefits               Other Retirement Benefits
                          ---------------------------------    -------------------------------
                              1999        1998       1997         1999       1998       1997
                          ---------------------------------    -------------------------------
Service cost . . . . . .  $  34,743   $  30,430   $ 27,106     $ 15,367   $ 14,338   $ 12,255
Interest cost. . . . . .     85,821      79,748     74,984       35,555     35,338     34,829
Expected return
   on plan assets. . . .    (97,151)    (95,472)   (84,859)     (17,501)   (16,752)   (13,234)
Amortization of the
   initial obligation. .      2,526       2,559      2,559       10,890     10,890     10,890
Amortization of
   gains and losses. . .     (1,574)     (8,408)    (9,226)      10,695      8,367      6,967
Amortization of prior
   service costs . . . .      7,675       4,899      3,892      (10,271)    (9,508)    (8,745)
                          ----------  ----------  ---------    ---------  ---------  ---------

Net benefit cost before
curtailments and
settlements. . . . . . .     32,040      13,756     14,456       44,735     42,673     42,962

Curtailment loss . . . .      6,470           -          -        5,370          -          -
Settlement gain. . . . .    (47,102)          -          -            -          -          -
                          ----------  ----------  ---------    ---------  ---------  ---------

Net benefit cost (1) . .  $  (8,592)  $  13,756   $ 14,456     $ 50,105   $ 42,673   $ 42,962
                          ==========  ==========  =========    =========  =========  =========


(1) A portion of the benefit costs relates to construction labor, and accordingly, is allocated to construction projects.


                                            Pension Benefits       Other Retirement Benefits
                                       -------------------------   --------------------------
                                             1999       1998           1999        1998
                                       -------------------------   --------------------------
Weighted average assumptions
   as of December 31:
      Discount rate . . . . . . . . .        7.75%      6.75%          7.75%       6.75%
      Expected return on plan assets.        9.25       9.25           9.25        9.25
      Rate of compensation increase
        (plus merit increases). . . .        2.50        2.50           N/A         N/A
      Health care cost trend rate:
        Under age 65. . . . . . . . .         N/A        N/A           6.00        7.00
        Over age 65 . . . . . . . . .         N/A        N/A           5.50        6.00


The assumed health cost trend rates decline to 5% in 2000 and remain at that level thereafter. The assumed health cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                           1% Increase    1% Decrease
-----------------------------------------  ------------   -----------
Effect on total of service and interest
  cost components of net periodic
  postretirement health care benefit cost  $   4,920       $ (4,130)

Effect on the health care component of
  the accumulated postretirement
  benefit obligation. . . . . . . . . . .     40,839        (35,091)


Holdings recognizes the obligation to provide postemployment benefits if the obligation is attributable to employees' past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 1999 and 1998, Holdings' postemployment benefit obligation is approximately $15.7 million and $15.3 million, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: Niagara Mohawk has several types of long-term contracts for the purchase of electric power. Niagara Mohawk's commitments under these long-term contracts, as of January 1, 2000, excluding its commitments with NYPA, which are shown separately, are summarized in the table below. Following the table are descriptions of the different types of these long-term contracts. For a detailed discussion of the financial swap agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets (the sale of the Huntley and Dunkirk coal-fired generation plants and the announced sale of the Albany oil and gas-fired generation plant) which are not included in the table below, see Note 9.


                          (In thousands of dollars)
                   Estimated                 Estimated
                 Fixed Costs *           Variable Costs *                  Estimated       Estimated
           --------------------------  ---------------------               Purchased       Purchased
                                             Capacity,                     Capacity         Energy
Year                Capacity           Energy and Taxes ***    Total *      (in MW)         (in MWh)
---------  --------------------------  ---------------------  ----------   ----------      ----------
2000. . .       $   128,995               $  221,032          $  350,027     1,945          5,776,572
2001. . .           102,157                  198,441             300,598     1,936          5,119,974
2002. . .            40,288                  182,337             222,625     1,303          3,478,141
2003. . .            30,226                  182,216             212,443     1,300          3,465,277
2004. . .            15,218                  175,067             190,285       430          3,249,885
2005-2015            94,852                1,829,292           1,924,144       422**       34,592,593


*   Nominal value
** MW value represents the average annual quantity of purchased capacity *** Does not include puts (see below)

PURPA Contracts
---------------

Under the requirements of PURPA, Niagara Mohawk is required to purchase power generated by IPPs, as defined therein. Niagara Mohawk has 112 PPAs with 120 IPP facilities, amounting to approximately 1,000 MW of capacity at December 31, 1999. All of this capacity amount is considered firm and excludes PPAs that provide energy only. The table above includes the estimated payments for fixed costs (capacity) and variable costs (capacity, energy and related taxes) that Niagara Mohawk estimates it will be obligated to make under these 112 IPP contracts, excluding the financial obligation under the swap contracts. The payments to the IPPs are subject to the tested capacity and availability of the facilities, scheduling and price escalation. These payments have been significantly reduced by the consummation of the MRA and additional IPP buyouts made in 1999. See Note 2 "IPP Buyout Costs" for a further discussion of the additional IPP buyouts made in 1999.

Fixed capacity costs (in the table above) relate to three contracts as follows:

1)  a contract with an IPP that was a party to the MRA,
2) a contract for the sale of the Oswego generation assets as discussed further below, and
3) the contract for the sale of the hydroelectric generation assets as discussed further below.

With respect to the IPP contract, Niagara Mohawk is required to make capacity payments, including payments when the facility is not operating but available for service. The terms of this contract allows Niagara Mohawk to schedule energy deliveries and then pay for the energy delivered. Contracts relating to the remaining IPP facilities in service at December 31, 1999, require Niagara Mohawk to pay only when energy is delivered, except when Niagara Mohawk decides that it would be better to pay a particular project a reduced payment to have the project reduce its high priced energy deliveries. Niagara Mohawk paid approximately $435 million, $785 million and $1,106 million in 1999, 1998 and 1997 for 6,765,000 MWh, 9,700,000 MWh and 13,500,000 MWh, respectively, of electric power under all IPP contracts.

Fossil/Hydro Contracts
----------------------
As part of the sale of Niagara Mohawk's fossil and hydro generation assets, Niagara Mohawk entered into PPAs with the buyers of these assets for the purchase of capacity and energy as discussed in more detail below. The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs that Niagara Mohawk estimates it will make under these contracts. Niagara Mohawk paid approximately $123.7 million in 1999 for 2,409 MW of capacity and 3,490,000 MWh of electric power under these PPAs. The table above does not include the estimated payments for the PPAs entered into with the buyers of the Albany Steam Station and the nuclear generation assets, since Niagara Mohawk has not closed on these asset sales.

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

Nuclear Contracts
-----------------
As part of the agreement with AmerGen to sell its nuclear generation assets, Niagara Mohawk would enter into PPAs to purchase energy and capacity at negotiated prices. The negotiated prices are expected to be, on average, above projected market prices during the term of the PPAs. Niagara Mohawk would pay only for delivered output from the units. The terms of the PPAs would be for five years from Unit 1 and three years from Unit 2. Upon the expiration of the PPA for Unit 2, there would be a financial sharing agreement whereby Niagara Mohawk would be entitled to future payments from the purchaser over a ten-year period if electric energy market prices exceed certain amounts during the ten-year sharing period. Niagara Mohawk has proposed to the PSC that any future payments received under the financial sharing agreement will serve to reduce the unamortized regulatory asset recorded as a result of the sale of the nuclear assets. See Note 3. - Nuclear Operations, for a complete discussion of the proposed sale of the nuclear generation assets.

PUT Contracts
-------------

As a part of the MRA, Niagara Mohawk signed put agreements with approximately one-third of the IPP Parties whereby the IPP Parties have an option to put the physical delivery of energy to Niagara Mohawk at market prices. These put agreements will be in effect until the NYISO meets certain volume and capacity conditions for a consecutive six-month period. If the NYISO does not meet the defined volume and capacity transactions that are outlined in the put agreements, then the put agreements are in effect until June 2008. Since Niagara Mohawk cannot predict if and when the NYISO will meet the volume and capacity conditions, the cost and quantity of energy associated with the put agreements have not been included in the table above. During 1999, Niagara Mohawk paid $75.9 million to the IPP Parties for 2,782,678 MWh of electric power received as part of these put agreements. If the put agreements remain in effect, Niagara Mohawk expects to pay approximately $77.1 million to $91.3 million for 4,031,000 MWh to 4,093,000 MWh of electric power in each of the years 2000 to 2004.

While the PPAs for the generation asset sales, which were entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the "provider of last resort" as outlined in the PowerChoice agreement.

At January 1, 2000, Niagara Mohawk had long-term contracts to purchase electric power from the following generation facilities owned by NYPA:

                               Expiration   Purchased     Estimated
                                date of     capacity        annual
Facility                        contract      in MW     capacity cost
-----------------------------  ----------  -----------  --------------
Niagara - hydroelectric
   project. . . . . . . . . .     2007          951     $ 28,392,000
St. Lawrence - hydroelectric
   project. . . . . . . . . .     2007          104        1,248,000
Blenheim-Gilboa - pumped
   storage generating station     2002          270        7,452,000
                                           -----------  --------------
                                              1,325     $ 37,092,000
                                           ===========  ==============


The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts, plus other miscellaneous NYPA purchases, was approximately, in millions, $112.4, $93.1 and $91.0 for the years 1999, 1998 and 1997, respectively. Niagara Mohawk continues to have a contract with NYPA's Fitzpatrick nuclear facility to purchase for resale up to 46 MW of power for NYPA's economic development customers.

In addition to the contractual commitments described above, Niagara Mohawk entered into a four-year contract, expiring in June 2003, that gives it the option to buy additional power at market prices from the Huntley coal-fired generation plant, now owned by NRG. If Niagara Mohawk needs any additional energy to meet its load it can purchase the electricity from other IPPs, other utilities, other energy merchants or through the NYISO at market prices.

GAS SUPPLY, STORAGE AND PIPELINE COMMITMENTS: In connection with its regulated gas business, Niagara Mohawk has long-term commitments with a variety of suppliers and pipelines to purchase gas commodity, provide gas storage capability and transport gas commodity on interstate gas pipelines.

The table below sets forth Niagara Mohawk's estimated commitments at December 31, 1999, for the next five years, and thereafter.


                (In thousands of dollars)
                                Gas Storage/
Year             Gas Supply       Pipeline
----------  --------------------  ---------
2000 . . .     $  55,175       $  73,039
2001 . . .        52,538          66,203
2002 . . .        39,445          33,067
2003 . . .        39,445          11,535
2004 . . .        39,445          11,535
Thereafter        72,305          45,237


With respect to firm gas supply commitments, the amounts are based upon volumes specified in the contracts giving consideration for the minimum take provisions. Commodity prices are based on New York Mercantile Exchange quotes and reservation charges, when applicable. Storage and pipeline capacity commitments' amounts are based upon volumes specified in the contracts, and represent demand charges priced at current filed tariffs. At December 31, 1999, Niagara Mohawk's firm gas supply commitments extend through October 2006, while the gas storage and transportation commitments extend through October 2012.

Gas Multi-Year Rate and Restructuring Proposal
----------------------------------------------

Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999 in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. Niagara Mohawk is currently negotiating with the PS and other parties, but has not reached a final agreement. However, on October 15, 1999 and January 12, 2000, the PSC approved an interim arrangement that freezes delivery rates at current levels, subject to refund if the permanent rates are lower and allows the pass through to customers the benefits of lowered pipeline costs. In addition, the interim arrangement minimizes Niagara Mohawk's exposure to stranded costs. The interim agreement also included provisions for the implementation of both unbundled gas rates and a return to a full gas cost collection mechanism (gas adjustment clause "GAC") effective November 1, 1999. In addition, Niagara Mohawk is allowed to recover all commodity costs along with fixed capacity costs for capacity actually used to serve customers. It also provides that, pending resolution of the issue in that case, costs for capacity upstream of CNG that are not actually required for sales customer demands or offset by assignment and secondary market release (stranded capacity costs) are not recoverable beginning November 1, 1999. However, the potential for stranded costs are not considered material to Niagara Mohawk's results of operations or financial condition. The exposure may increase in the future as additional customers select alternative suppliers. Niagara Mohawk is continuing to work with the PSC and other interested parties to reach a final settlement, but it cannot predict the timing or outcome of such a settlement.

Future of the Natural Gas Industry
----------------------------------
In November 1998, the PSC issued its Policy Statement concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment ("PSC Policy Statement"). The PSC envisions a transitional time frame of three to seven years for local gas distribution companies ("LDC") to exit the business of purchasing natural gas (the "merchant" function). The PSC established a process comprising three basic elements, to be pursued in parallel in the exiting of the merchant function:

1. Addressing the issues involved in the exiting of the merchant function on a utility-by-utility basis as part of the LDCs individual rate plans;

2. Collaboration among staff, LDCs, marketers, pipelines and other stakeholders of generic issues such as operational and reliability issues, protocols and information systems requiring a status report by April 1, 1999; and

3. Coordination of issues faced by electric utilities, including provider of last resort issues and a plan to allow competition in other areas, such as metering, billing and information services.

In December 1998, Niagara Mohawk notified the PSC that its specific operational and reliability requirements continue to warrant certain mandatory capacity assignment and inclusion of capacity costs in transportation rates after April 1, 1999. Niagara Mohawk will continue to assign CNG capacity until a final determination is reached in the current rate and restructuring case. The PSC noted in its PSC Policy Statement that it will provide LDCs with a reasonable opportunity to recover these strandable costs if they can demonstrate compliance with the PSC's directives to minimize such costs.

As a result of the collaborative process established in the PSC Policy Statement, on August 19, 1999, the PSC issued an order requiring that marketers serving firm customers have firm, primary delivery point capacity for the five winter months of November through March, but allowed an alternative for marketers, only for the 1999 - 2000 heating season, to have firm secondary delivery point capacity and to pay the LDC a standby charge to provide backup service. LDCs that implemented this Order would be presumed to have met the PSC's directive to minimize their stranded costs.

Niagara Mohawk believes that it has taken numerous actions to reduce its capacity obligations and its potential stranded costs, but is unable to predict the outcome of this matter. Niagara Mohawk has addressed the issues from the PSC Policy Statement in its three-year gas rate and restructuring proposal filed on March 11, 1999 and as noted above, Niagara Mohawk is currently working with the PSC and other interested parties to reach a final settlement.

SALE OF CUSTOMER RECEIVABLES: Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC ("NMR"), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. For receivables sold, Niagara Mohawk has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NMR has its own separate creditors which, upon liquidation of NMR, will be entitled to be satisfied out of its assets prior to any value becoming available to Niagara Mohawk. The sale of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NMR in fee simple for reasonably equivalent value, and all receivables transferred to NMR are assets owned by NMR in fee simple and are not available to pay Niagara Mohawk's creditors.

At December 31, 1999 and 1998, $215.1 million and $150 million, respectively, of receivables had been sold by NMR to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 1999, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $83.2 million.

To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to Niagara Mohawk's large, diverse customer base within its service territory. Niagara Mohawk generally does not require collateral, i.e., customer deposits.

In the fourth quarter of 1999, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser has granted a waiver for this period. While NMR is working to return to compliance with this ratio, it is possible a non-compliance condition could continue to exist. NMR is unable to predict whether further waivers would be granted.

CUSTOMER SERVICE SYSTEM: Niagara Mohawk implemented a new customer service system in mid-February 1999, which experienced transition issues in customer satisfaction, incremental costs and PSC scrutiny. The PSC has begun an inquiry into the development and implementation costs of CSS, as well as Niagara
Mohawk's exposure to operational issues during transition.   Niagara Mohawk is
unable to predict the outcome or financial consequences, if any, of the PSC inquiry.

ENVIRONMENTAL CONTINGENCIES: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 163 sites with which it may be associated, including 86 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations are ongoing for most sites, the estimated cost of remedial action is subject to change.

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk's estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the DEC. Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $240 million and $220 million, which is reflected in both Niagara Mohawk's and Holdings' Consolidated Balance Sheets at December 31, 1999 and 1998, respectively. The potential high end of the range is presently estimated at approximately $480 million, including approximately $245 million in the unlikely event Niagara Mohawk is required to assume 100% responsibility at non-owned sites. Niagara Mohawk increased its environmental liability $20 million in 1999 as compared to 1998 primarily as a result of the availability of information on certain sites resulting from progress made on feasibility studies. The probabilistic method was used to determine the amount to be accrued for 24 of Niagara Mohawk's largest sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. PowerChoice and the gas settlements provide for the continued application of deferral accounting for expense recognition resulting from this effort.

Niagara Mohawk recently informed the DEC in response to an October 1999 request for information, of 24 additional former manufactured gas plant sites that it may be associated with, including 2 sites that are currently owned by Niagara Mohawk. Niagara Mohawk is unable to predict what further action the DEC may take with respect to these sites.

In November 1999, Niagara Mohawk submitted a revised feasibility study to the DEC, which included the land-based portions of Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates and recommends a selected remedial alternative. This range consists of a high end of $70 million, with an expected value calculation of $49 million, which is included in the amounts accrued at December 31, 1999. The surface water-based portions of Niagara Mohawk's Harbor Point site are subject to continuing feasibility study evaluations and review by the DEC. Niagara Mohawk currently estimates the range of costs for remediation of the surface water bodies to consist of a high end of $18 million, with an expected value of $11 million. The ranges for the land-based and the surface water bodies portions represent the total estimated costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

In May 1995, Niagara Mohawk filed a complaint pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk's claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. The case management order, as amended by the Court, establishes February 29, 2000 as the trial ready date. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk's share of the costs to remediate the Harbor Point and surrounding sites.

CONSTRUCTION PROGRAM: Niagara Mohawk is committed to an ongoing construction program to assure transmission and delivery of its electric and gas services. Niagara Mohawk presently estimates that the construction program for the years 2000 through 2002 will require approximately $678 million, excluding AFC and nuclear fuel. For the years 2000 through 2002, the estimates, in millions, are $219, $229, and $230, respectively, which includes amounts relating to Niagara Mohawk's nuclear assets through June 2000, its Albany plant through March 2000, and Niagara Mohawk's 25 percent ownership share in the Roseton plant through December 2000. If the nuclear sale does not occur, Niagara Mohawk estimates it will incur expenditures for construction and nuclear fuel of $69 million for 2000 and $32 million and $67 million for 2001 and 2002, respectively. Any delay in the timing or outcome of these remaining generation asset sales will effect Niagara Mohawk's capital expenditure requirements.

NOTE 9.  FAIR VALUE OF FINANCIAL AND DERIVATIVE FINANCIAL INSTRUMENTS

The discussion that follows covers Holdings and Niagara Mohawk and its subsidiaries. When necessary, specific reference is made to the subsidiary company. The figures for Holdings and Niagara Mohawk differ only in the Cash and temporary cash investments. All other figures shown for Holdings are the same for Niagara Mohawk.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND TEMPORARY CASH INVESTMENTS: The carrying amount approximates fair value because of the short maturity of the financial instruments.

LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK: The fair value of fixed rate long-term debt and redeemable preferred stock is estimated using quoted market prices where available or discounting remaining cash flows at Niagara Mohawk's incremental borrowing rate. The carrying value of NYSERDA bonds and other long-term debt are considered to approximate fair value.

DERIVATIVE FINANCIAL INSTRUMENTS: The fair value of futures and forward contracts are determined using quoted market prices and broker quotes. (See
Note 8 for a discussion of the financial sharing agreement that Niagara Mohawk has entered into in connection with the announced sale of the nuclear generation assets.)

SWAP CONTRACTS: Niagara Mohawk has two different types of swap contracts; the IPP indexed swap contracts and the swap contracts resulting from the sale of Niagara Mohawk's Huntley and Dunkirk coal-fired generation plants. The terms of the two types of contracts are as follows:

- IPP INDEXED SWAP CONTRACTS - Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts have a term of ten years and are structured as indexed swap contracts where Niagara Mohawk receives or makes payments to the eight IPPs based upon the differential between the contract price and a market reference price for electricity. Niagara Mohawk has recorded the liability for these contractual obligation and recorded a corresponding regulatory asset since payments under these restated contracts are authorized and are currently being recovered under PowerChoice. The amount of this liability and regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contract as notional quantities are settled.

   The contract prices are fixed for the first two years changing to an indexed pricing formula primarily related to gas prices, thereafter. Contract quantities are fixed for each year of the full ten-year term of the contracts and average 4.1 million MWh. The indexed pricing structure ensures that the price paid for energy and capacity will fluctuate relative to the underlying market cost of gas and general indices of inflation.

- HUNTLEY AND DUNKIRK GENERATING STATION SWAP CONTRACTS - As part of the transaction to sell the Huntley and Dunkirk coal-fired generation plants, Niagara Mohawk entered into PPAs to purchase energy and capacity from the buyer, NRG Energy, Inc. ("NRG"). Niagara Mohawk was required to purchase a portion of the energy generated by the two coal-fired plants; however, it had call options to purchase additional energy if needed. The aggregate energy and capacity costs in the PPAs were above forecasted future market prices. The PPAs converted to financial swaps ("swaps") on December 1, 1999 and have the same economic terms as the energy contracts, with no physical delivery o energy.

   The agreements expire in June of 2003. As of December 31, 1999, Niagara Mohawk has recorded a $56.4 million swap contract liability for the present value of the difference between the contract energy prices and projected market prices and has recorded a corresponding swap contract regulatory asset. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices. These amounts are included with the swap contract asset and liability.

   The agreements to purchase capacity and energy began at the sale date of the assets (June 1999). Base quantities were set by the contract with a call option on additional amounts. The contracts converted to financial swaps at December 1, 1999 triggered by the ISO implementation. Contract quantities average 2.9 million MWh annually. These agreements expire in June 2003.

In connection with the pending sale of the Albany plant, Niagara Mohawk has entered into a contract with the new owner that is intended to compensate PSEG in the near term for the costs of running the plant. This contract will be recorded as a financial agreement at the time of the closing on the sale. The contract is a financial agreement with an exchange of payments that are based on the market price of energy and expires on September 30, 2003. No actual energy will be delivered to Niagara Mohawk, but a quantity of energy, referred to as the call amount, is used to calculate the payment. The call amount is capped each year and totals 1,300 GWh for the life of the contract. The contract is a derivative instrument. Each month Niagara Mohawk will pay PSEG a fixed monthly charge plus the call amount times a contract price. The contract price approximates the cost of fuel for the plant and will fluctuate as fuel prices change. PSEG will pay Niagara Mohawk the same call amount times the current market price for energy. This market price will be determined by the NYISO. Niagara Mohawk has the sole option, within certain limits stated in the contract, to decide what the call amount will be. This combination of a swap with one party having an option is called a swaption. If the market price is expected to be higher than the contract price, Niagara Mohawk would likely exercise the option, elect a call amount, and PSEG will make a swap payment to Niagara Mohawk. If the market price is expected to be below the contract price, Niagara Mohawk would not likely choose to name a call amount, in which case Niagara Mohawk would only be required to make the fixed monthly payment. For Niagara Mohawk, this contract will serve as a hedge against rising energy prices. Niagara Mohawk expects to account for this contract as a hedge of future purchase commitments upon the closing of the sale, expected to occur in the first quarter of 2000. The costs associated with the Albany contract are recoverable under Niagara Mohawk's PowerChoice rates.

At December 31, 1999, Niagara Mohawk projects that it will make the following payments in connection with the IPP and Huntley and Dunkirk swap contracts for the years 2000 to 2004, and thereafter:


               Projected
                Payment
             (in thousands
Year          of dollars)
----------  ---------------
2000 . . .  $   106,866
2001 . . .      120,253
2002 . . .      124,109
2003 . . .      114,166
2004 . . .      100,907
Thereafter      367,816


The financial instruments held or issued by Holdings and Niagara Mohawk are for purposes other than trading. The estimated fair values of their financial instruments are as follows:


                                          (In thousands of dollars)
                                        1999                       1998
                               CARRYING      FAIR         Carrying        Fair
At December 31,                 AMOUNT       VALUE        Amount         Value
---------------------------------------------------------------------------------
NIAGARA MOHAWK
Cash and temporary cash
   investments               $  72,479   $   72,479    $  172,998     $  172,998

HOLDINGS
Cash and temporary cash
   investments               $ 116,164   $  116,164    $  172,998     $  172,998
Mandatorily redeemable
   preferred stock              68,990       66,564        76,610         86,444
Long-term debt:
   First Mortgage bonds      2,439,585    2,380,992     2,741,305      2,905,141
   Senior Notes              2,523,626    2,423,611     3,293,784      3,324,777
   Medium-term notes                 -            -        20,000         23,290
   Promissory notes            413,760      413,760       413,760        413,760
   Other                       269,827      269,827       253,195        253,195
Swap contract
   regulatory asset*           663,718      663,718       693,362        693,362

* Includes a portion reported in MRA Regulatory Asset


Niagara Mohawk Energy's marketing activities generally consist of transactions entered into to hedge the market fluctuations of contractual and anticipated commitments. Gas futures and electric forward contracts are used for hedging purposes. Changes in market value of futures and forward contracts relating to hedged items are deferred until the physical transaction occurs, at which time, income or loss is recognized.

At December 31, 1999, Niagara Mohawk Energy's open positions consisted of long and short gas futures and long electric forward contracts with approximate fair values as follows:

                              1999                         1998
                    FAIR VALUE      UNITS        Fair Value        Units
POSITIONS         (IN THOUSANDS) (IN THOUSANDS) (in thousands) (in thousands)
----------------  -------------  -------------  -------------  --------------
Gas - Long            $  9,596      3,920 DTH       $ 4,794      2,470 Dth

Gas - Short           $  4,725      2,020 DTH       $ 1,170        650 Dth

Electric - Long       $125,026      4,493 MWH       $13,141        428 MWh

Electric - Short             -          -                 -          -


The fair value of both the open gas and electric positions for non-trading purposes at December 31, 1999 and 1998, as well as the effect of these activities on Holdings' results of operations for the same period endings were not material.

The fair value of futures and forward contracts are determined using quoted market prices.

Niagara Mohawk's investments in debt and equity securities consist of trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2 (see Note 3 - Nuclear Plant Decommissioning), investments held by Opinac and a trust fund for certain pension benefits. Holdings and Niagara Mohawk have classified all investments in debt and equity securities as available for sale and have recorded all such investments at their fair market value at December 31, 1999.

The nuclear decommissioning trust funds comprise over 73% of the investments in debt and equity securities. The agreement to sell the nuclear generation assets includes the transfer of the decommissioning trust funds, at an agreed amount, to the buyer. In anticipation of that sale, and to reduce the risk of a detrimental market shift affecting the funds, Niagara Mohawk converted all decommissioning assets to high grade, short-term commercial paper in October and November of 1999. The instruments purchased have specified coupon rates and maturity dates of generally 1 to 4 months. Remaining cash is invested in an overnight, short-term investment fund. Due to the current makeup of the funds the book and market values are approximately equal therefore the decommissioning funds no longer experience any substantial unrealized gains or losses. These Actions also increased the sales activity for 1999 affecting both the proceeds reported and the realized gains and losses.

The proceeds from the sale of investments were $463.9 million, $202.1 million, and $159.7 million in 1999, 1998, and 1997, respectively. Net realized and unrealized gains and losses related to the nuclear decommissioning trust are reflected in "Accumulated depreciation and amortization" on the Consolidated Balance Sheets, which is consistent with the method used by Niagara Mohawk to account for the decommissioning costs recovered in rates. The unrealized gains and losses related to the investments held by the pension trust and Opinac for the period ending December 31, 1999 are not material to Holdings' results of operations.

The recorded fair values and cost basis of Holdings and Niagara Mohawk's investments in debt and equity securities is as follows:


                                                   (in thousands of dollars)
AT DECEMBER 31,                           1999                                  1998
                                 GROSS UNREALIZED    FAIR                 Gross Unrealized      Fair
Security Type           COST      GAIN    (LOSS)     VALUE      Cost      Gain      (Loss)      Value
------------------------------------------------------------------------------------------------------
U.S. Government
   Obligations        $      -  $      - $     -   $      -   $ 19,291   $ 2,621   $  (117)   $ 21,795
Commercial Paper       346,181     1,812       -    347,993     82,930     1,269         -      84,199
Tax Exempt
   Obligations           8,143        33    (311)     7,865    104,538     6,786      (164)    111,160
Corporate
   Obligations           8,057     1,532      (1)     9,588    100,736    22,684    (2,856)    120,564
Other                   18,542         -       -     18,542      6,666         -         -       6,666
                      --------  --------  -------  ---------  --------   -------   --------   --------
                      $380,923  $  3,377 $  (312)  $383,988   $314,161   $33,360   $(3,137)   $344,384
                      ========  ======== ========  =========  ========   =======   ========   ========


Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:


                             (In thousands of dollars)
Year ended December 31,        1999     1998     1997
------------------------------------------------------
Realized gains. . . . .  $   26,609   $5,350    $3,487
Realized losses . . . .      15,140    2,221       686


The contractual maturities of Holdings and Niagara Mohawk's investments in debt securities is as follows:


At December 31, 1999  Fair Value     Cost
--------------------  -----------  --------
Less than 1 year . .  $ 335,155    $333,343
1 year to 5 years. .      1,404       1,420
5 years to 10 years.      2,061       2,098
Due after 10 years .      4,399       4,625


NOTE 10.  STOCK BASED COMPENSATION

Under Holdings' stock compensation plans, stock units and stock appreciation rights ("SARs") may be granted to officers, key employees and directors. In addition, Holdings' plans allow for the grant of stock options to officers. The table below sets forth the activity under Holdings' stock compensation plans for the years 1997 through 1999. On March 18, 1999, Niagara Mohawk's common stock was exchanged for Holdings' common stock and the SARs, the stock units and the options were likewise exchanged. (See Note 1.)

                                     SARS       UNITS    OPTIONS
                                  ----------  ---------  --------
OUTSTANDING AT DECEMBER 31, 1996    790,600    460,728   298,583
Granted. . . . . . . . . . . . .    296,300    208,750         -
Exercised. . . . . . . . . . . .          -     (2,514)        -
Forfeited. . . . . . . . . . . .          -          -         -
                                  ----------  ---------  --------
OUTSTANDING AT DECEMBER 31, 1997  1,086,900    666,964   298,583
Granted. . . . . . . . . . . . .  1,723,500    488,428         -
Exercised. . . . . . . . . . . .    (42,700)  (211,403)        -
Forfeited. . . . . . . . . . . .    (28,000)   (10,550)  (12,000)
                                  ----------  ---------  --------
OUTSTANDING AT DECEMBER 31, 1998  2,739,700    933,439   286,583
Granted. . . . . . . . . . . . .    253,200    148,531         -
Exercised. . . . . . . . . . . .     (5,500)  (173,991)        -
Forfeited. . . . . . . . . . . .   (134,838)   (42,985)  (39,208)
                                  ----------  ---------  --------
OUTSTANDING AT DECEMBER 31, 1999  2,852,562    864,994   247,375
                                  ==========  =========  ========


Stock units are payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon Holdings' stock price for a defined period. SARs become exercisable, as determined at the grant date, and are payable in cash based upon the increase in Holdings' stock price from a specified level. As such, for these awards, compensation expense is recognized over the vesting period of the award based upon changes in Holdings' stock price for that period. Options granted over the period 1992 to 1995 are currently exercisable with expirations ten years from the grant date. These options are all considered to be antidilutive for EPS calculations. Included in Holdings and Niagara Mohawk's results of operations for the years ending 1999, 1998 and 1997, is approximately $(1.9) million, $9.8 million and $3.2 million, respectively, related to these plans.

As permitted by SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123") Holdings' has elected to follow Accounting Principles Board Opinion No. 25-"Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options. Since stock units and SARs are payable in cash, the accounting under APB No. 25 and SFAS No. 123 is the same. Therefore, the pro forma disclosure of information regarding net income, as required by SFAS No. 123, relates only to Holdings' outstanding stock options, the effect of which is immaterial to the financial statements for the years ended 1999, 1998 and 1997. There is no effect on earnings per share for these years resulting from the pro-forma adjustments to net income.

NOTE 11.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98% of total assets and 94% of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 2, Niagara Mohawk is in the process of selling its remaining fossil and nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added ("EVA("). EVA( is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

Holdings' unregulated activities do not meet the reporting thresholds of SFAS No. 131, but comprise a substantial portion of "other" in the accompanying table.

                                            Depreciation      Federal &
                               Total             &             Foreign         Economic     Construction   Identifiable
(In thousands of dollars)     Revenues     Amortization*    Income Taxes**    Value Added   Expenditures      Assets
-------------------------  --------------  --------------  ----------------  -------------  -------------  -------------
1999
REGULATED COMPANY . . . .  $   3,827,340   $      731,429  $        18,883   $   (732,041)  $     298,081  $  12,445,608
OTHER . . . . . . . . . .        257,645              543               10        (27,374)              -        224,827
ELIMINATIONS. . . . . . .           (799)               -              287              -               -              -
                           --------------  --------------  ----------------  -------------  -------------  -------------
      TOTAL CONSOLIDATED.  $   4,084,186   $      731,972  $        19,180   $   (759,415)  $     298,081  $  12,670,435
=========================  ==============  ==============  ================  =============  =============  =============
1998
Regulated Company . . . .  $   3,826,373   $      484,250  $       (63,131)  $   (697,948)  $     392,200  $  13,733,055
Other . . . . . . . . . .        169,086              502           (3,597)       (31,471)              -        128,132
Eliminations. . . . . . .         (3,009)               -                -              -               -              -
                           --------------  --------------  ----------------  -------------  -------------- -------------
      Total Consolidated.  $   3,992,450   $      484,752  $       (66,728)  $   (729,419)  $     392,200  $  13,861,187
=========================  ==============  ==============  ================  =============  =============  =============
1997
Regulated Company . . . .  $   3,966,404   $      339,641  $       125,401   $   (650,188)  $     290,757  $   9,431,763
Other . . . . . . . . . .        114,444              598            1,194        (32,009)              -        152,378
Eliminations. . . . . . .         (2,353)               -                -              -               -              -
                           --------------  --------------  ----------------  -------------  -------------  -------------
      Total Consolidated.  $   4,078,495   $      340,239  $       126,595   $   (682,197)  $     290,757  $   9,584,141
=========================  ==============  ==============  ================  =============  =============  =============


*  Includes amortization of the MRA regulatory asset in 1998 and 1999.
** Excludes the tax benefit of $12.189 million associated with the extraordinary item for the loss on extinguishment of debt recorded in 1999.

EVA( is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. In each of the three years, an adjustment was made to include the recognition of the liability for remaining future over-market contracts with IPPs and the corresponding recognition of imputed interest on that liability. In addition, there was a significant adjustment in 1998 to reflect the re-capitalization for EVA( purposes of the PowerChoice charge and the incremental operating expenses associated with the January 1998 ice storm.

EVA(is further segmented between EVA( from Operations and EVA( related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment Economic Value Added to total consolidated net income for the years ended December 31, 1999, 1998 and 1997 is as follows:


(In thousands of dollars)                 1999         1998         1997
-------------------------------------  -----------  -----------  -----------
Economic Value Added:
    Operations. . . . . . . . . . . .  $ (261,697)  $ (248,624)  $ (266,459)
    IPP-Related . . . . . . . . . . .    (497,718)    (480,795)    (415,738)
                                       -----------  -----------  -----------
Total Economic Value Added. . . . . .    (759,415)    (729,419)    (682,197)
Charge for Use of Investor's Capital.   1,163,596    1,225,437    1,237,499
Adjustments for Significant Items . .     (58,536)    (351,388)    (189,938)
Interest Charges (net of taxes) . . .    (320,119)    (265,455)    (182,029)
Extraordinary item (net of taxes) . .     (23,806)           -            -
Niagara Mohawk Preferred Dividends. .     (36,808)     (36,555)     (37,397)
                                       -----------  -----------  -----------
   Consolidated Net Income (loss) . .  $  (35,088)  $ (157,380)  $  145,938
                                       ===========  ===========  ===========


EVA( is a registered trademark of Stern Stewart & Co.

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income (loss) and earnings (loss) per common share by quarters from 1999, 1998 and 1997, respectively, are shown in the following tables. Quarterly information for Holdings prior to 1999 is Niagara Mohawk's, but has been reclassified to reflect Holdings' structure. Holdings and Niagara Mohawk, in their opinion, have included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the regulated utility business, the annual amounts are not generated evenly by quarter during the year. Niagara Mohawk's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak in the winter.


                          NIAGARA MOHAWK HOLDINGS, INC.
                          -----------------------------

                                     In thousands of dollars                      Basic and
                                                                                   Diluted
                                                                        Net         Earnings
                                      Operating      Operating        Income      (Loss) per
Quarter Ended                         Revenues     Income (Loss)      (Loss)     Common Share
---------------------------------------------------------------------------------------------
December 31,.          1999         $ 1,016,504     $  94,830      $  (18,166)     ($0.10)
                       1998             904,066        99,666         (26,457)      (0.14)
                       1997           1,011,589        81,137          (1,355)      (0.01)

September 30,          1999         $ 1,034,227     $  98,321      $  (31,707)     ($0.17)
                       1998             979,774       111,231           8,516        0.05
                       1997             942,636       108,049          22,330        0.15

June 30,. . .          1999         $   914,321     $  81,153      $  (36,047)     ($0.19)
                       1998             944,684      (193,538)       (150,579)      (1.04)
                       1997             957,091       129,000          31,340        0.22

March 31, . .          1999         $ 1,119,134     $ 251,848      $   50,832     $  0.27
                       1998           1,163,897       131,569          11,140        0.08
                       1997           1,167,179       228,493          93,623        0.65


                         NIAGARA MOHAWK POWER CORPORATION
                         --------------------------------

                            In thousands of dollars
                            -----------------------
                                                              Net
                                Operating     Operating     Income
Quarter Ended                   Revenues    Income (Loss)   (Loss)
------------------------------------------------------------------
December 31,.       1999      $  933,562    $  95,797    $ (10,811)
                    1998         886,432      103,263      (17,433)
                    1997         960,304       86,024        7,881

September 30,       1999      $  927,296    $  99,006    $ (23,443)
                    1998         930,631      110,287       17,653
                    1997         896,570      110,174       31,683

June 30,. . .       1999      $  870,461    $  82,464    $ (27,663)
                    1998         910,906     (180,824)    (141,408)
                    1997         945,698      130,704       40,749

March 31, . .       1999      $1,096,021    $ 254,284    $  59,856
                    1998       1,098,404      134,297       20,363
                    1997       1,163,832      231,937      103,022


During the second and third quarters of 1999, Holdings and Niagara Mohawk recorded an extraordinary item for the early extinguishment of debt of $10.8 million or 6 cents per share and $13.0 million or 7 cents per share, respectively. In the first quarter of 1998, Holdings and Niagara Mohawk expensed $70.2 million associated with the January 1998 ice storm (of which $62.9 million was considered incremental) or 28 cents per common share. In the second quarter of 1998, Holdings and Niagara Mohawk recorded a non-cash write-off of $263.2 million ($1.18 per common share) associated with the portion of the MRA disallowed in rates by the PSC.

ELECTRIC STATISTICS

                                                      (MILLIONS OF KWH)
                                               1999         1998        1997
                                         -------------  -----------  ----------
REGULATED ELECTRIC SALES:
   Residential. . . . . . . . . . . . .        10,227        9,643        9,905
   Commercial . . . . . . . . . . . . .        11,838       11,560       11,552
   Industrial . . . . . . . . . . . . .         6,985        6,843        7,191
   Industrial-Special . . . . . . . . .         4,506        4,568        4,507
   Other. . . . . . . . . . . . . . . .           200          241          235
   Other electric systems . . . . . . .         1,666        3,577        3,746
                                         -------------  -----------  ----------
      Total regulated electric sales. .        35,422       36,432       37,136

UNREGULATED ELECTRIC SALES: . . . . . .         6,355        4,571        3,257
                                         -------------  -----------  ----------
      TOTAL ELECTRIC SALES. . . . . . .        41,777       41,003       40,393
                                         =============  ===========  ==========

                                                       (THOUSANDS OF DOLLARS)
REGULATED ELECTRIC REVENUES:
   Residential. . . . . . . . . . . . .  $  1,250,295    1,201,697   $1,227,245
   Commercial . . . . . . . . . . . . .     1,192,390    1,220,067    1,233,417
   Industrial . . . . . . . . . . . . .       485,009      480,942      531,164
   Industrial-Special . . . . . . . . .        65,178       63,870       61,820
   Other. . . . . . . . . . . . . . . .        50,294       55,119       54,545
   Other electric systems . . . . . . .        47,851       94,756       83,794
   Distribution of energy . . . . . . .        56,068       30,761          543
   Transmission of energy . . . . . . .       100,455       94,545      100,716
   Miscellaneous. . . . . . . . . . . .           217       19,387       16,197
                                         ------------   -----------  ----------
      Total regulated electric revenue.     3,247,757    3,261,144    3,309,441

UNREGULATED ELECTRIC REVENUE: . . . . .       217,144      129,357       86,170
                                         -------------   ----------  ----------
      TOTAL ELECTRIC REVENUE. . . . . .  $  3,464,901   $3,390,501   $3,395,611
                                         =============  ===========  ==========
REGULATED ELECTRIC
      CUSTOMERS (AVERAGE) . . . . . . .     1,550,225   1,550,770     1,553,958


GAS STATISTICS

                                                   (THOUSANDS OF DTH)
                                              1999         1998         1997
                                          -----------    --------    --------
REGULATED GAS SALES:
   Residential . . . . . . . . . . .           51,624      47,250      55,203
   Commercial. . . . . . . . . . . .           16,505      17,023      22,069
   Industrial. . . . . . . . . . . .              453         752       1,381
                                          -----------    --------    --------
      Total regulated sales. . . . .           68,582      65,025      78,653
   Other gas systems . . . . . . . .               10          17          28
   Spot market . . . . . . . . . . .            1,834       4,501       2,451
   Transportation of customer -
      owned gas. . . . . . . . . . .          137,240     127,850     152,813
                                          -----------    --------    --------
      Total regulated gas delivered.          207,666     197,393     233,945

UNREGULATED GAS SALES: . . . . . . .           11,020      13,863       6,762
                                          -----------    --------    --------
      TOTAL GAS SALES. . . . . . . .          218,686     211,256     240,707
                                          ===========    ========    ========


                                                (THOUSANDS OF DOLLARS)
REGULATED GAS REVENUES:
   Residential . . . . . . . . . . .      $   390,208    $378,150    $436,136
   Commercial. . . . . . . . . . . .          107,669     110,499     148,213
   Industrial. . . . . . . . . . . .            2,340       3,618       6,549
   Other gas systems . . . . . . . .               57          69         130
   Spot market . . . . . . . . . . .            4,277       8,749       6,346
   Transportation of customer -
      owned gas. . . . . . . . . . .           58,032      54,091      55,657
   Miscellaneous . . . . . . . . . .           17,000      10,053       3,932
                                          -----------    --------    --------
     Total regulated gas revenues .           579,583     565,229     656,963

UNREGULATED GAS REVENUES:. . . . . .           31,643      36,047      24,267
                                          -----------    --------    --------
      TOTAL GAS REVENUES . . . . . .      $   611,226    $601,276    $681,230
                                          ===========    ========    ========
REGULATED GAS
      CUSTOMERS (AVERAGE). . . . . .          541,956     530,633     528,566


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Holdings and Niagara Mohawk have nothing to report for this item.

                                     PART III
                                     --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the information under the captions "Proposal 1: Nomination and Election of Directors" and "Were there any late filings under Section 16(a) Beneficial Ownership Reporting Compliance?" in Holdings' Proxy Statement to be filed on March 31, 2000. The information regarding executive officers appears at the end of Part I of this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the information under the captions "Board of Directors' Compensation and Succession Committee Report on Executive Compensation," "What is the Company's philosophy on executive officer compensation?" and "Director Compensation" in Holdings' Proxy Statement to be filed on March 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the information under the captions "Stock Ownership Information" in Holdings' Proxy Statement to be filed on March 31, 2000. Holdings knows of no arrangements, including pledges by any person of its securities, the operation of which may at a subsequent date result in a change in the control of Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Certain documents filed as part of the Form 10-K

(1)  INDEX OF FINANCIAL STATEMENTS

-    Report of Management

-    Report of Independent Accountants

- Niagara Mohawk Holdings, Inc. Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1999

- Niagara Mohawk Holdings, Inc. Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

- Niagara Mohawk Holdings, Inc. Consolidated Balance Sheets at December 31, 1999 and 1998

- Niagara Mohawk Holdings, Inc. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

- Niagara Mohawk Power Corporation Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1999

- Niagara Mohawk Power Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

- Niagara Mohawk Power Corporation Consolidated Balance Sheets at December 31, 1999 and 1998

- Niagara Mohawk Power Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

-    Notes to Consolidated Financial Statements

(2) The following financial statement schedules of Holdings and Niagara Mohawk for the years ended December 31, 1999, 1998 and 1997 are included:

-    Report of Independent Accountants on Financial Statement Schedules

-    Consolidated Financial Statement Schedule:

     II--Valuation and Qualifying Accounts and Reserves - Holdings

     II--Valuation and Qualifying Accounts and Reserves - Niagara Mohawk

     The Financial Statement Schedules above should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data).

     Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(3)  List of Exhibits:

     See Exhibit Index.

(b)  Reports on Form 8-K.

     NIAGARA MOHAWK HOLDINGS, INC.
     -----------------------------

     Form 8-K Reporting Date - October 29, 1999
     Items reported:
     (1) Item 5. Other Events.
         Registrant filed press release regarding 1999-third quarter earnings.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - December 22, 1999
     Items reported:
     (1) Item 5. Other Events.
         Niagara Mohawk filed a press release regarding Rochester Gas and Electric Corporation's decision to exercise its right of first refusal with respect to Niagara Mohawk's announced sale of its nuclear generation assets to AmerGen Energy Company, LLC.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - February 4, 2000
     Items reported:
     (1) Item 5. Other Events.
         Holdings filed a press release relating to its annual and fourth quarter earnings for 1999.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - February 10, 2000
     Items reported:
     (1) Item 5. Other Events.
         Holdings and Niagara Mohawk filed Part II of its Form 10-K Annual Report for 1999.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibit 11 - Holdings - Computation of Average Number of Shares of Common Stock Outstanding
         Exhibit 12a - Holdings - Statement Showing Computations of Ratios of Earnings to Fixed Charges
         Exhibit 12b - Niagara Mohawk - Statement Showing Computations of Ratios of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
         Exhibit 23 - Consent of Independent Accountants

     NIAGARA MOHAWK POWER CORPORATION
     --------------------------------

     Form 8-K Reporting Date - October 29, 1999
     Items reported:
     (1) Item 5. Other Events.
         Registrant filed press release regarding 1999-third quarter earnings.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - November 30, 1999
     Items reported:
     (1) Item 5. Other Events.
         Registrant entered into an underwriting agreement related to the issuance and sale of 3,000,000 shares of fixed adjustable rate cumulative preferred stock, series D ($50 liquidation preference), $25 par value for a purchase price of $150,000,000.
     (2) Item 7. Financial Statement and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - December 22, 1999
     Items reported:
     (1) Item 5. Other Events.
         Holdings filed a press release regarding Rochester Gas and Electric Corporation's decision to exercise its right of first refusal with respect to Niagara Mohawk's announced sale of its nuclear generation assets to AmerGen Energy Company, LLC.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - February 4, 2000
     Items reported:
     (1) Item 5. Other Events.
         Holdings filed a press release relating to its annual and fourth quarter earnings for 1999.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibits required to be filed by Item 601 of Regulation S-K.

     Form 8-K Reporting Date - February 10, 2000
     Items reported:
     (1) Item 5. Other Events.
         Holdings and Niagara Mohawk filed Part II of its Form 10-K Annual Report for 1999.
     (2) Item 7. Financial Statements and Exhibits.
         Exhibit 11 - Holdings - Computation of Average Number of Shares of Common Stock Outstanding
         Exhibit 12a - Holdings - Statement Showing Computations of Ratios of Earnings to Fixed Charges
         Exhibit 12b - Niagara Mohawk - Statement Showing Computations of Ratios of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
         Exhibit 23 - Consent of Independent Accountants

(c)  Exhibits.

     See Exhibit Index.

(d)  Financial Statement Schedule

     See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation referred to in our report dated January 27, 2000 appearing in this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10- K. In our opinion, these Financial Statement Schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers  LLP
Syracuse, New York
January 27, 2000

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------


(In thousands of dollars)

Column A                    Column B            Column C           Column D    Column E
-------------------------  -----------         -----------        -----------  ----------
                                               Additions
                                        ------------------------
                           Balance at   Charged to   Charged to                 Balance
                            Beginning    Costs and      Other     Deductions     at End
Description                 of Period    Expenses     Accounts        (a)      of Period
-------------------------  -----------  -----------  -----------  -----------  ----------
Allowance for Doubtful
Accounts -Deducted from
Accounts Receivable in
the Consolidated
Balance Sheets

1999. . . . . . . . . . .  $  47,863    $   65,953   $  1,900(b)  $ 54,296     $ 61,420
1998. . . . . . . . . . .     62,548        31,727      5,000(b)    51,412       47,863
1997. . . . . . . . . . .     52,096        46,549      3,000(b)    39,097       62,548


(a)  Uncollectible accounts written off net of recoveries.

(b) Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates. In 1997, the regulatory asset was increased by $3,000 to $20,200; in 1998, the regulatory asset was increased by $5,000 to $25,200 and in 1999 the regulatory asset was increased by $1,900 to $27,100.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------


(In thousands of dollars)

Column A                    Column B            Column C           Column D      Column E
-------------------------  -----------        -----------         -----------   ----------
                                               Additions
                                        ------------------------
                           Balance at   Charged to   Charged to                  Balance
                            Beginning    Costs and      Other                     at End
Description                 of Period    Expenses     Accounts    Deductions    of Period(c)
-------------------------  -----------  -----------  -----------  -----------   ----------

Miscellaneous
Valuation Reserves

1999. . . . . . . . . . .  $    33,063  $     546    -            $   1,929     $ 31,680
1998. . . . . . . . . . .       45,261        769    -               12,967       33,063
1997. . . . . . . . . . .       47,103      2,207    -                4,049       45,261



(c) The reserves relate primarily to certain materials and supplies inventory and non-rate base properties.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------


(In thousands of dollars)

Column A                    Column B            Column C           Column D      Column E
-------------------------  -----------        -----------         -----------   ----------
                                               Additions
                                        ------------------------
                           Balance at   Charged to   Charged to                  Balance
                            Beginning    Costs and      Other     Deductions      at End
Description                 of Period    Expenses     Accounts        (a)       of Period
-------------------------  -----------  -----------  -----------  -----------   ----------

Allowance for Doubtful
Accounts -Deducted from
Accounts Receivable in
the Consolidated
Balance Sheets

1999. . . . . . . . . . .  $  47,863    $   63,954   $  1,900(b)  $  54,296     $59,421
1998. . . . . . . . . . .     62,548        31,727      5,000(b)     51,412      47,863
1997. . . . . . . . . . .     52,096        46,549      3,000(b)     39,097      62,548


(a)  Uncollectible accounts written off net of recoveries.

(b) Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates. In 1997, the regulatory asset was increased by $3,000 to $20,200; in 1998, the regulatory asset was increased by $5,000 to $25,200 and in 1999 the regulatory asset was increased by $1,900 to $27,100.


            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------


(In thousands of dollars)

Column A                    Column B            Column C           Column D      Column E
-------------------------  -----------        -----------         -----------   ----------
                                               Additions
                                        ------------------------
                           Balance at   Charged to   Charged to                  Balance
                            Beginning    Costs and      Other                     at End
Description                 of Period    Expenses     Accounts    Deductions    of Period(c)
-------------------------  -----------  -----------  -----------  -----------   ----------

Miscellaneous
Valuation Reserves

1999. . . . . . . . . . .  $    33,063  $     546    -            $   1,929     $ 31,680
1998. . . . . . . . . . .       45,261        769    -               12,967       33,063
1997. . . . . . . . . . .       47,103      2,207    -                4,049       45,261


(c) The reserves relate primarily to certain material and supplies inventory and non-rate base properties.

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX
                                  -------------

In the following exhibit list, Holdings refers to Niagara Mohawk Holdings, Inc., Niagara Mohawk refers to Niagara Mohawk Power Corporation and CNYP refers to Central New York Power Corporation, a predecessor company of Niagara Mohawk. Each document referred to below is incorporated by reference to the files of the Commission, unless the reference to the document in the list is preceded by an asterisk. As permitted by Item 10(d) of Regulation S-K, certain exhibits are incorporated herein by reference to periodic reports filed by Niagara Mohawk more than five years ago which have not been disposed of by the Commission pursuant to its Records Control Schedule. As set forth below, each of such periodic reports is located in Commission file number 0-1. Previous filings with the Commission are indicated as follows:

Reference                     Report Name
---------                     -----------
A         Niagara Mohawk Registration Statement No. 2-8214
C         Niagara Mohawk Registration Statement No. 2-8634
F         CNYP Registration Statement No. 2-3414
G         CNYP Registration Statement No. 2-5490
V         Niagara Mohawk Registration Statement No. 2-10501
X         Niagara Mohawk Registration Statement No. 2-12443
Z         Niagara Mohawk Registration Statement No. 2-13285
CC        Niagara Mohawk Registration Statement No. 2-16193
DD        Niagara Mohawk Registration Statement No. 2-18995
GG        Niagara Mohawk Registration Statement No. 2-25526
HH        Niagara Mohawk Registration Statement No. 2-26918
II        Niagara Mohawk Registration Statement No. 2-29575
JJ        Niagara Mohawk Registration Statement No. 2-35112
KK        Niagara Mohawk Registration Statement No. 2-38083
OO        Niagara Mohawk Registration Statement No. 2-49570
QQ        Niagara Mohawk Registration Statement No. 2-51934
SS        Niagara Mohawk Registration Statement No. 2-52852
TT        Niagara Mohawk Registration Statement No. 2-54017
VV        Niagara Mohawk Registration Statement No. 2-59500
CCC       Niagara Mohawk Registration Statement No. 2-70860
III       Niagara Mohawk Registration Statement No. 2-90568
OOO       Niagara Mohawk Registration Statement No. 33-32475
PPP       Niagara Mohawk Registration Statement No. 33-38093
QQQ       Niagara Mohawk Registration Statement No. 33-47241
RRR       Niagara Mohawk Registration Statement No. 33-59594
SSS       Niagara Mohawk Registration Statement No. 33-49541
TTT       Niagara Mohawk Registration Statement No. 333-49769
c         Niagara Mohawk Annual Report on Form 10-K for year ended
          December 31, 1992, located in Commission file number 0-1
d         Niagara Mohawk Annual Report on Form 10-K for year ended
          December 31, 1993
e         Niagara Mohawk Annual Report on Form 10-K for year ended
          December 31, 1994
f         Niagara Mohawk Annual Report on Form 10-K for year ended
          December 31, 1995
h         Niagara Mohawk Annual Report on Form 10-K for year ended
          December 31, 1997
i         Niagara Mohawk Annual Report on Form 10-K for the year ended
          December 31, 1998
j Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended March 31, 1993, located in Commission file number 0-1
k Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended September 30, 1993, located in Commission file number 0-1
l         Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended
          June 30, 1995
m         Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended
          June 30, 1997
n         Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended
          March 31, 1998
p         Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended
          September 30,  998
q Holdings and Niagara Mohawk Quarterly Report of Form 10-Q for the quarter ended March 31, 1999
r Holdings and Niagara Mohawk Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
s         Niagara Mohawk Current Report on Form 8-K dated July 9, 1997
t         Niagara Mohawk Current Report on Form 8-K dated October 10, 1997
u         Holdings Current Report on Form 8-K, dated March 18, 1999
v         Niagara Mohawk Current Report on Form 8-K dated November 30, 1999

In accordance with Paragraph 4(iii) of Item 601 (b) of Regulation S-K, Niagara Mohawk agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior bank financing that Niagara Mohawk completed with a bank group during March 1996 and subsequently amended (effective June 30, 1998). The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of Niagara Mohawk and its subsidiaries.

  INCORPORATION BY REFERENCE
  --------------------------
                  PREVIOUS
EXHIBIT PREVIOUS   EXHIBIT
  NO.    FILING  DESIGNATION DESCRIPTION OF INSTRUMENT
------- -------- ----------- -------------------------

2          TTT    2(a)       Agreement and Plan of Exchange between Niagara
                             Mohawk and Holdings

3(a)(1)    e      3(a)(1)    Certificate of Consolidation of New York Power
                             and Light Corporation, Buffalo Niagara Electric
                             Corporation and Central New York Power Corporation, filed in the office of the New York Secretary of State, January 5, 1950

3(a)(2)    e      3(a)(2)    Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk, filed in the office of the New York Secretary of State, January 5, 1950

3(a)(3)    e      3(a)(3)    Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk pursuant to Section
                             36 of the Stock Corporation Law of New York, filed
                             August 22, 1952, in the office of the New York
                             Secretary of State

3(a)(4)    e      3(a)(4)    Certificate of Niagara Mohawk pursuant to Section
                             11 of the Stock Corporation Law of New York filed
                             May 5, 1954 in the office of the New York Secretary of State

3(a)(5)    e      3(a)(5)    Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk pursuant to Section
                             36 of the Stock Corporation Law of New York, filed
                             January 9, 1957 in the office of the New York
                             Secretary of State

3(a)(6)    e      3(a)(6)    Certificate of Niagara Mohawk pursuant to Section
                             11 of the Stock Corporation Law of New York, filed
                             May 22, 1957 in the office of the New York
                             Secretary of State

3(a)(7)    e      3(a)(7)    Certificate of Niagara Mohawk pursuant to Section
                             11 of the Stock Corporation Law of New York, filed
                             February 18, 1958 in the office of the New York
                             Secretary of State

3(a)(8)    e      3(a)(8)    Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 5, 1965 in the office of the New York Secretary of State

3(a)(9)    e      3(a)(9)    Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 24, 1967 in the office of the New York
                             Secretary of State

3(a)(10)   e      3(a)(10)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 19, 1968 in the office of the New York
                             Secretary of State

3(a)(11)   e      3(a)(11)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             September 22, 1969 in the office of the New York
                             Secretary of State

3(a)(12)   e      3(a)(12)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 12, 1971 in the office of the New York
                             Secretary of State

3(a)(13)   e      3(a)(13)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section
                             805 of the Business Corporation Law of New York, filed August 18, 1972 in the office of the New York
                             Secretary of State

3(a)(14)   e      3(a)(14)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             June 26, 1973 in the office of the New York
                             Secretary of State

3(a)(15)   e      3(a)(15)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 9, 1974 in the office of the New York
                             Secretary of State

3(a)(16)   e      3(a)(16)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             March 12, 1975 in the office of the New York
                             Secretary of State

3(a)(17)   e      3(a)(17)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 7, 1975 in the office of the New York Secretary of State

3(a)(18)   e      3(a)(18)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 27, 1975 in the office of the New York
                             Secretary of State

3(a)(19)   e      3(a)(19)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 7, 1976 in the office of the New York Secretary of State

3(a)(20)   e      3(a)(20)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             September 28, 1976 in the office of the New York
                             Secretary of State

3(a)(21)   e      3(a)(21)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             January 27, 1978 in the office of the New York
                             Secretary of State

3(a)(22)   e      3(a)(22)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 8, 1978 in the office of the New York Secretary of State

3(a)(23)   e      3(a)(23)   Certificate of Correction of the Certificate of
                             Amendment filed May 7, 1976 of the Certificate of
                             Incorporation under Section 105 of the Business
                             Corporation Law of New York, filed July 13, 1978 in the office of the New York Secretary of State

3(a)(24)   e      3(a)(24)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             July 17, 1978 in the office of the New York
                             Secretary of State

3(a)(25)   e      3(a)(25)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             March 3, 1980 in the office of the New York
                             Secretary of State


3(a)(26)   e      3(a)(26)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             March 31, 1981 in the office of the New York
                             Secretary of State

3(a)(27)   e      3(a)(27)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             March 31, 1981 in the office of the New York
                             Secretary of State

3(a)(28)   e      3(a)(28)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             April 22, 1981 in the office of the New York
                             Secretary of State

3(a)(29)   e      3(a)(29)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 8, 1981 in the office of the New York Secretary of State

3(a)(30)   e      3(a)(30)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             April 26, 1982 in the office of the New York
                             Secretary of State

3(a)(31)   e      3(a)(31)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             January 24, 1983 in the office of the New York
                             Secretary of State

3(a)(32)   e      3(a)(32)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 3, 1983 in the office of the New York
                             Secretary of State

3(a)(33)   e      3(a)(33)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             December 27, 1983 in the office of the New York
                             Secretary of State

3(a)(34)   e      3(a)(34)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             December 27, 1983 in the office of the New York
                             Secretary of State

3(a)(35)   e      3(a)(35)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             June 4, 1984 in the office of the New York
                             Secretary of State

3(a)(36)   e      3(a)(36)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 29, 1984 in the office of the New York
                             Secretary of State

3(a)(37)   e      3(a)(37)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             April 17, 1985 in the office of the New York
                             Secretary of State

3(a)(38)   e      3(a)(38)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 3, 1985 in the office of the New York Secretary of State

3(a)(39)   e      3(a)(39)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             December 24, 1986 in the office of the New York
                             Secretary of State

3(a)(40)   e      3(a)(40)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             June 1, 1987 in the office of the New York
                             Secretary of State

3(a)(41)   e      3(a)(41)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             July 20, 1987 in the office of the New York
                             Secretary of State

3(a)(42)   e      3(a)(42)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 27, 1988 in the office of the New York
                             Secretary of State

3(a)(43)   e      3(a)(43)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             September 27, 1990 in the office of the New York
                             Secretary of State

3(a)(44)   e      3(a)(44)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             October 18, 1991 in the office of the New York
                             Secretary of State

3(a)(45)   e      3(a)(45)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             May 5, 1994 in the office of the New York Secretary of State

3(a)(46)   e      3(a)(46)   Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             August 5, 1994 in the office of the New York
                             Secretary of State

3(a)(47)   o      3          Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             June 29, 1998 in the office of the New York
                             Secretary of State

3(a)(48)   q      3          Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 80 of the Business Corporation Law of New York, filed
                             March 19, 1999 in the office of the New York
                             Secretary of State

3(a)(49)   u      99-1       Restated Certificate of Incorporation of Holdings
                             under Section 807 of the Business Corporation Law of New York, filed February 18, 1999 in the office of the New York Secretary of State

3(a)(50)   v      3.1        Certificate of Amendment of Certificate of
                             Incorporation of Niagara Mohawk under Section 805 of the Business Corporation Law of New York, filed
                             November 29, 1999 in the office of the New York
                             Secretary of State

3(b)(1)    n      3(i)       By-Laws of Niagara Mohawk, as amended
                             April 23, 1998

3(b)(2)    u      99-2       By-Laws of Holdings

4(a)       e      4(b)       Agreement to furnish certain debt instruments

4(b)(1)    F      **         Mortgage Trust Indenture dates as of October 1
                             1937 between Niagara Mohawk (formerly CNYP) and
                             Marine Midland Bank, N.A. (formerly named The
                             Marine Midland Trust Company of New York), as
                             Trustee

4(b)(2)    VV     2-3        Supplemental Indenture dated as of December 1,
                             1938, supplemental to Exhibit 4(1)

4(b)(3)    VV     2-4        Supplemental Indenture dated as of April 15, 1939,
                             supplemental to Exhibit 4(1)

4(b)(4)    VV     2-5        Supplemental Indenture dated as of July 1, 1940,
                             supplemental to Exhibit 4(1)

4(b)(5)    G      7-6        Supplemental Indenture dated as of October 1, 1944,
                             supplemental to Exhibit 4(1)

4(b)(6)    VV     2-8        Supplemental Indenture dated as of June 1, 1945,
                             supplemental to Exhibit 4(1)

4(b)(7)    VV     2-9        Supplemental Indenture dated as of August 17, 1948,
                             supplemental to Exhibit 4(1)

4(b)(8)    A      7-9        Supplemental Indenture dated as of December 31,
                             1949, supplemental to Exhibit 4(1)

4(b)(9)    A      7-10       Supplemental Indenture dated as of January 1, 1950,
                             supplemental to Exhibit 4(1)

4(b)(10)   C      7-11       Supplemental Indenture dated as of October 1, 1950,
                             supplemental to Exhibit 4(1)

4(b)(11)   C      7-12       Supplemental Indenture dated as of October 19,
                             1950, supplemental to Exhibit 4(1)

4(b)(12)   V      4-16       Supplemental Indenture dated as of February 20,
                             1953, supplemental to Exhibit 4(1)

4(b)(13)   X      4-19       Supplemental Indenture dated as of April 25, 1956,
                             supplemental to Exhibit 4(1)

4(b)(14)   CC     2-23       Supplemental Indenture dated as of March 15, 1960,
                             supplemental to Exhibit 4(1)

4(b)(15)   GG     2-27       Supplemental Indenture dated as of October 1, 1966,
                             supplemental to Exhibit 4(1)

4(b)(16)   HH     4-29       Supplemental Indenture dated as of July 15, 1967,
                             supplemental to Exhibit 4(1)

4(b)(17)   HH     4-30       Supplemental Indenture dated as of August 1, 1967,
                             supplemental to Exhibit 4(1)

4(b)(18)   II     2-30       Supplemental Indenture dated as of August 1, 1968,
                             supplemental to Exhibit 4(1)

4(b)(19)   VV     2-39       Supplemental Indenture dated as of March 15, 1977,
                             supplemental to Exhibit 4(1)

4(b)(20)   CCC    4(b)(40)   Supplemental Indenture dated as of August 1,
                             1977, supplemental to Exhibit 4(1)

4(b)(21)   CCC    4(b)(42)   Supplemental Indenture dated as of March 1,
                             1978, supplemental to Exhibit 4(1)

4(b)(22)   CCC    4(b)(46)   Supplemental Indenture dated as of June 15,
                             1980, supplemental to Exhibit 4(1)

4(b)(23)   III    4(b)(64)   Supplemental Indenture dated as of November 1,
                             1985, supplemental to Exhibit 4(1)

4(b)(24)   OOO    4(b)(73)   Supplemental Indenture dated as of October 1,
                             1989, supplemental to Exhibit 4(1)

4(b)(25)   PPP    4(b)(74)   Supplemental Indenture dated as of June 1,
                             1990, supplemental to Exhibit 4(1)

4(b)(26)   PPP    4(b)(75)   Supplemental Indenture dated as of November
                             1, 1990, supplemental to Exhibit 4(1)

4(b)(27)   QQQ    4(b)(76)   Supplemental Indenture dated as of March 1,
                             1991, supplemental to Exhibit 4(1)

4(b)(28)   QQQ    4(b)(77)   Supplemental Indenture dated as of October 1,
                             1991, supplemental to Exhibit 4(1)

4(b)(29)   QQQ    4(b)(78)   Supplemental Indenture dated as of April 1,
                             1992, supplemental to Exhibit 4(1)

4(b)(30)   RRR    4(b)(79)   Supplemental Indenture dated as of June 1,
                             1992, supplemental to Exhibit 4(1)

4(b)(31)   RRR    4(b)(80)   Supplemental Indenture dated as of July 1,
                             1992, supplemental to Exhibit 4(1)

4(b)(32)   RRR    4(b)(81)   Supplemental Indenture dated as of August 1,
                             1992, supplemental to Exhibit 4(1)

4(b)(33)   j      4(b)(82)   Supplemental Indenture dated as of April 1,
                             1993, supplemental to Exhibit 4(1)

4(b)(34)   k      4(b)(83)   Supplemental Indenture dated as of July 1, 1993,
                             supplemental  to  Exhibit  4(1)

4(b)(35)   k      4(b)(84)   Supplemental Indenture dated as of September 1,
                             1993, supplemental to Exhibit 4(1)

*4(b)(36)                    Supplemental Indenture dated as of March 1, 1994,
                             supplemental to Exhibit 4(1)

4(b)(37)   e      4(86)      Supplemental Indenture dated as of July 1, 1994,
                             supplemental to Exhibit 4(1)

4(b)(38)   l      4(87)      Supplemental Indenture dated as of May 1, 1995,
                             supplemental to Exhibit 4(1)

4(b)(39)   SSS    4(a)(39)   Supplemental Indenture dated as of March 20,
                             1996, supplemental to Exhibit 4(1)

*4(b)(40)                    Supplemental Indenture dated as of November 1,
                             1998, supplemental to Exhibit 4(1)

4(b)(41)   G      7-23       Agreement dated as of August 16, 1940, among CNYP,
                             The Chase National Bank of the City of New York, as Successor Trustee, and The Marine Midland Trust
                             Company of New York, as Trustee

4(c)       SSS    4(a)(41)   Form of Indenture relating to the Senior Notes
                             dated June 30, 1998

10-1       Z      13-11      Agreement dated March 1, 1957 between the Power
                             Authority of the State of New York and Niagara
                             Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-2       DD     13-6       Agreement dated February 10, 1961 between the Power
                             Authority of the State of New York and Niagara
                             Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-3       DD     13-7       Agreement dated July 26, 1961 between the Power
                             Authority of the State of New York and Niagara
                             Mohawk supplemental to Exhibit 10-2

10-4       OO     5-8        Agreement dated March 23, 1973 between the Power
                             Authority of the State of New York and Niagara
                             Mohawk as to the sale, transmission, and disposition of Blenheim-Gilboa power

10-5       JJ     5-10       Agreement dated October 31, 1968 among Niagara
                             Mohawk, Central Hudson Gas & Electric Corporation and Consolidated Edison Company of New York, Inc.
                             as to Joint Electric Generating Plant (the Roseton
                             Station)

10-6       SS     5-14       Memorandum of Understanding dated May 30, 1975
                             among Niagara Mohawk and four other New York electric utilities with respect to Nine Mile Point
                             Nuclear Station Unit No. 2

10-7       VV     5-14b      Basic Agreement dated September 22, 1975 among
                             Niagara Mohawk and four other New York electric utilities with respect to Nine Mile Point Nuclear
                             Station Unit No. 2

10-8       c      10-19      Nine Mile Point Nuclear Station Unit No. 2
                             Operating Agreement

10-9       s      10.28      Master Restructuring Agreement dated July 9, 1997
                             among Niagara Mohawk and the 16 independent power producers signatory thereto

10-10      t      99-9       PowerChoice settlement filed with the PSC on
                             October 10, 1997

10-11      h      10-13      PSC Opinion and Order regarding approval of the
                             PowerChoice settlement agreement with PSC, issued and effective March 20, 1998

10-12      h      10-14      Preferred Consent, December 1997

10-13      n      10(c)      Amendments to the Master Restructuring Agreement

*10-14                       Independent System Operator Agreement dated
                             December 2, 1999

*10-15 Agreement between New York Independent System Operator and Transmission Owners dated December 2, 1999

(A)10-16   i      10-41      Officers Incentive Compensation Plan-Plan Document

(A)10-17   m      10-1       Long Term Incentive Plan - Plan Document

*(A)10-18                    Management Incentive Compensation Plan - Plan
                             Document, including amendment

(A)10-19   m      10-2       CEO Special Award Plan

(A)10-20   r      10-1       Deferred Compensation Plan as amended June 15, 1999

(A)10-21   d      10-18      1992 Stock Option Plan

(A)10-22   f      10-31      1995 Stock Incentive Plan

*(A)10-23                    Amendments to exhibits (A)10-16, (A)10-17,
                             (A)10-19, (A)10-20 and (A)10-37 to change the
                             agreement for the Holdings structure.

*(A)10-24                    Supplemental Executive Retirement Plan

(A)10-25   q      10-1       Amended employment contract among Holdings, Niagara
                             Mohawk and William E. Davis, Chairman of the Board
                             & Chief Executive Officer, dated March 17, 1999

(A)10-26   q      10-2       Amended employment contract between Holdings and
                             Albert J. Budney Jr., President,
                             dated March 17, 1999

(A)10-27   q      10-3       Amended employment contract among Holdings, Niagara
                             Mohawk and Darlene D. Kerr, Executive Vice
                             President and Chief Operating Officer, dated
                             March 17, 1999

(A)10-28   q      10-4       Amended employment contract among Holdings, Niagara
                             Mohawk and David J. Arrington, Senior Vice
                             President-Human Resources and Chief Administrative
                             Officer, dated March 17, 1999

(A)10-29   q      10-5       Amended employment contract among Holdings, Niagara
                             Mohawk and Thomas H. Baron, Senior Vice President
                             -Field Operations, dated March 17, 1999

(A)10-30   q      10-6       Amended employment contract among Holdings, Niagara
                             Mohawk and Edward J. Dienst, Senior Vice President
                             - Asset Management and Energy Delivery, dated
                             March  17,  1999

(A)10-31   q      10-7       Amended employment contract among Holdings, Niagara
                             Mohawk and William F. Edwards, Senior Vice
                             President and Chief Financial Officer, dated
                             March 17, 1999

(A)10-32   q      10-8       Amended employment contract between Holdings and
                             Gary J. Lavine, Senior Vice President and Chief
                             Legal Officer, dated March 17, 1999

(A)10-33   q      10-9       Amended employment contract among Holdings, Niagara
                             Mohawk and John H. Mueller, Senior Vice President and Chief Nuclear Officer, dated March 17, 1999

(A)10-34   q      10-10      Amended employment contract among Holdings, Niagara
                             Mohawk and Theresa A. Flaim, Vice President
                             - Strategic Planning, dated March 17, 1999

(A)10-35   q      10-11      Amended employment contract among Holdings, Niagara
                             Mohawk and Kapua A. Rice, Corporate Secretary, dated March 17, 1999

(A)10-36   q      10-12      Amended employment contract among Holdings, Niagara
                             Mohawk and Steven W. Tasker, Vice President
                             -Controller, dated March 17, 1999

(A)10-37   p      10         Amendment to the Deferred Stock Unit Plan for
                             Outside Directors

*(A)10-38                    Excess Benefit Plan

*11                          NIAGARA MOHAWK HOLDINGS, INC.
                             Statement setting forth the computation of average number of shares of common stock outstanding

*12a                         NIAGARA MOHAWK HOLDINGS, INC.
                             Statements showing computations of certain financial ratios

*12b                         NIAGARA MOHAWK POWER CORPORATION
                             Statements showing computations of certain financial ratios

*21                          Subsidiaries of the Registrants

*23                          Consent of PricewaterhouseCoopers LLP,
                             independent accountants

*27a                         NIAGARA MOHAWK HOLDINGS, INC.
                             Financial Data Schedule

*27b                         NIAGARA MOHAWK POWER CORPORATION
                             Financial Data Schedule


** Filed October 15, 1937 after effective date of Registration Statement No. 2-3414.


(A) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

                                                          EXHIBIT 4(b)(36)


                         NIAGARA MOHAWK POWER CORPORATION

                                        TO

                          MARINE MIDLAND BANK, AS TRUSTEE



                             SUPPLEMENTAL INDENTURE
                            DATED AS OF MARCH 1, 1994



           PROVIDING FOR CREATION OF $210,000,000 PRINCIPAL AMOUNT OF FIRST
                   MORTGAGE BONDS, 6 7/8% SERIES DUE MARCH 1, 2001

SUPPLEMENTAL INDENTURE dated as of March 1, 1994, made by and between NIAGARA MOHAWK POWER CORPORATION, a corporation duly organized and existing under the laws of the State of New York, having its principal place of business (residence) at No. 300 Erie Boulevard West, Syracuse, New York (hereinafter sometimes referred to as the "Company"), party of the first part, and MARINE MIDLAND BANK (successor to Marine Midland Bank, N.A., a national banking association and, in turn, a successor to Marine Midland Bank, a New York corporation, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank -- New York), a trust company, duly organized and existing under the laws of the State of New York, having its principal corporate trust office at 140 Broadway, New York, New York (hereinafter sometimes referred to as the "Trustee"), as Trustee under the Mortgage Trust Indenture hereinafter mentioned, party of the second part.

WHEREAS, the Company (formerly Central New York Power Corporation) has heretofore executed and delivered to the Trustee its Mortgage Trust Indenture dated as of October 1, 1937 (hereinafter referred to as the "Original Indenture") and indentures supplemental thereto dated as of December 1, 1938, as of April 15, 1939, as of July 1, 1940, as of January 1, 1942, as of October 1, 1944, as of June 1, 1945, as of August 17, 1948, as of December 31, 1949, as of January 1, 1950, as of October 1, 1950, as of October 19, 1950, as of December 1, 1951, as of February 1, 1953, as of February 20, 1953, as of October 1, 1953, as of August 1, 1954, as of April 25, 1956, as of May 1, 1956, as of September 1, 1957, as of June 1, 1958, as of March 15, 1960, as of April 1, 1960, as of November 1, 1961, as of December 1, 1964, as of October 1, 1966, as of July 15, 1967, as of August 1, 1967, as of August 1, 1968, as of December 1, 1969, as of February 1, 1971, as of February 1, 1972, as of August 1, 1972, as of December 1, 1973, as of October 1, 1974, as of March 1, 1975, as of August 1, 1975, as of March 15, 1977, as of August 1, 1977, as of December 1, 1977, as of March 1, 1978, as of December 1, 1978, as of September 1, 1979, as of October 1, 1979, as of June 15, 1980, as of September 1, 1980, as of March 1, 1981, as of August 1, 1981, as of March 1, 1982, as of April 1, 1982, as of June 1, 1982, as of August 1, 1982, as of November 1, 1982, as of March 1, 1983, as of May 1, 1983, as of June 1, 1983, as of March 1, 1984, as of May 1, 1984, as of July 1, 1984, as of October 1, 1984, as of January 1, 1985, as of February 1, 1985, as of February 15, 1985, as of November 1, 1985, as of June 1, 1986, as of August 1, 1986, as of October 1, 1986, as of November 1, 1986, as of July 1, 1987, as of May 1, 1988, as of February 1, 1989, as of April 1, 1989, as of October 1, 1989, as of June 1, 1990, as of November 1, 1990, as of March 1, 1991, as of October 1, 1991, as of April 1, 1992, as of June 1, 1992, as of July 1, 1992, as of August 1, 1992, as of April 1, 1993, as of July 1, 1993 and as of September 1, 1993 (said Original Indenture, together with all instruments stated to be supplemental thereto to which the Trustee has heretofore been or shall hereafter be a party, including said enumerated Supplemental Indentures and this Supplemental Indenture, being herein referred to as the "Indenture"); and

WHEREAS, the Indenture provides in Section 1 of Article Twelfth thereof that without any action or consent by, or notice to, the holders of any of the Bonds, the Company and the Trustee, from time to time and at any time, may enter into such indentures supplemental to the Original Indenture as shall be by them deemed necessary or desirable for the purpose of establishing the form, terms, provisions and conditions of a particular series of Bonds, and of providing the terms and conditions of redemption of Bonds of such series, or for a retirement fund or other fund for such series, or for any other purpose not inconsistent with the terms of the Indenture and which shall not impair the security of the same; and

WHEREAS, the Company desires to enter into this indenture supplemental to the Original Indenture with the Trustee for the purpose of establishing the form, terms, provisions and conditions of a new series of Bonds under the Indenture and for the purpose of providing the terms and conditions of redemption of the Bonds of such new series, and for a maintenance fund, all as determined by resolution or resolutions of the Board of Directors of the Company; and

WHEREAS, the Company in the exercise of the authority and power reserved to it under and by virtue of the provisions of the Indenture and pursuant to appropriate resolutions of its Board of Directors has duly resolved and determined to make, execute and deliver to the Trustee a supplemental indenture in the form hereof and for the purposes herein provided; and

WHEREAS, all conditions and requirements necessary to make this Supplemental Indenture a valid, binding and legal instrument in accordance with its terms have been performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized;

          NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE

                   W I T N E S S E T H:

That for and in consideration of the premises and of the purchase or acceptance of the Bonds by those who shall hold the same from time to time and of the sum of One Dollar to the Company duly paid by the Trustee at or before the execution and delivery of this Supplemental Indenture and for other good and valuable consideration, the receipt whereof is hereby acknowledged, the Company does hereby covenant and agree with the Trustee for the benefit of the holders of the Bonds, or any of them, issued or to be issued under the Indenture, as follows:

                                 PART I.

             CREATION OF A SERIES OF FIRST MORTGAGE BONDS,
                    6 7/8% SERIES DUE MARCH 1, 2001

SECTION 1. The Company hereby creates and establishes a new series of Bonds to be issued under and secured by the Indenture to be designated "First Mortgage Bonds, 6 7/8% Series due March 1, 2001" (hereinafter sometimes referred to as the "Bonds of the Seventy-eighth Series").

The permitted principal amount of the Bonds of the Seventy-eighth Series which may be executed by the Company and authenticated by the Trustee is limited so that at no time shall there be authenticated, delivered or outstanding under the Indenture Bonds of the Seventy-eighth Series for a principal amount exceeding $210,000,000, except that Bonds of the Seventy-eighth Series may always be issued as provided in Section 2 of Article Fourth of the Indenture.

Upon the execution of this Supplemental Indenture, the Company may execute and deliver to the Trustee from time to time not in excess of $210,000,000 aggregate principal amount of Bonds of the Seventy-eighth Series, and thereupon the Trustee, without awaiting the filing or recording of this Supplemental Indenture but upon receipt of specified evidence of due compliance by the Company with the applicable provisions of the Indenture, shall authenticate the said $210,000,000 principal amount of Bonds of the Seventy-eighth Series and deliver the same upon the written order of the Company signed in its name by its President or one of its Vice Presidents or its Treasurer or an Assistant Treasurer.

SECTION 2. The Bonds of the Seventy-eighth Series shall mature according to their terms on March 1, 2001 and, in the case of the initial authentication of the Bonds of the Seventy-eighth Series, shall be dated March 1, 1994 and shall bear interest from such date at the rate per annum specified in the designation of such series, payable semi-annually on March 1 and September 1 in each year (computed on the basis of a 360-day year of twelve 30-day months). Definitive Bonds of said series shall be registered Bonds without coupons and shall be issued in denominations of $1,000 and multiples thereof.

Subsequent to the initial authentication of the Bonds of the Seventy-eighth Series, each Bond of the Seventy-eighth Series shall be dated as of the date of its authentication, and shall bear interest from the March 1 or September 1, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is a March 1 or a September 1 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Seventy-eighth Series, in which case such Bond shall bear interest from March 1, 1994). However, so long as there is no existing default in the payment of interest on the Bonds of the Seventy-eighth Series, any such Bond authenticated by the Trustee after the close of business on the record date (as hereinafter in this Section 2 defined) for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; provided, however, that if and to the extent the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the March 1 or September 1, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Seventy-eighth Series or, if no interest has been paid on such Bonds, from March 1, 1994.

The interest payable on any interest payment date shall be paid to the persons in whose names the Bonds of the Seventy-eighth Series were registered at the close of business on the record date for such payment of interest notwithstanding any cancellation of Bonds of the Seventy-eighth Series upon any registration of transfer or exchange thereof between such record date and such interest payment date; except that if the Company shall default in the payment of any interest due on such interest payment date such defaulted interest shall be paid to the persons in whose names Bonds of the Seventy-eighth Series are registered either at the close of business on the date preceding the date of payment of such defaulted interest or on a subsequent record date fixed for the payment of such defaulted interest by notice given by mail by or on behalf of the Company to holders of Bonds of the Seventy-eighth Series not less than ten days preceding such subsequent record date. The term "record date" as used herein shall mean, with respect to a regular semiannual interest payment date, the close of business on the fifteenth day of the calendar month next preceding such interest payment date or, if such fifteenth day shall be a day on which banking institutions in The City of New York are authorized by law to close, the next preceding day which shall not be a day on which such institutions are so authorized to close or, in the case of defaulted interest, the close of business on any subsequent record date established as provided above.

All of the Bonds of the Seventy-eighth Series shall be executed in the name and on behalf of the Company by a facsimile of the signature (or manual signature) of its President or a Vice President, and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.

Bonds of the Seventy-eighth Series shall be lettered "RU" and numbered consecutively from RU-1 upwards, or shall bear such other letters as may be provided therefor by the Board of Directors of the Company.

Both principal of and interest on the Bonds of the Seventy-eighth Series shall be payable at the office of the Trustee, which in the case of Marine Midland Bank shall be its corporate trust office in the Borough of Manhattan, The City of New York, State of New York, or at such other office or agency in the Borough of Manhattan, The City of New York, State of New York, as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

SECTION 3. The Company shall not have the right to redeem the outstanding Bonds of the Seventy-eighth Series, either as a whole or in part, on any date prior to maturity.

The Bonds of the Seventy-eighth Series are also not subject to redemption, either as a whole or in part, by operation of any sinking fund, debt retirement fund or maintenance fund referred to in Part II hereof.

SECTION 4. The registered owner (or assigns) of any Bond of the Seventy-eighth Series may at any time surrender the same at the corporate trust office of the Trustee, or at any other office or agency of the Trustee or the Company maintained for such purpose, and with instruments of transfer satisfactory to the Trustee, and subject to the terms, conditions and limitations specified in the Indenture, shall be entitled to receive in exchange therefor an equal principal amount of Bonds of said series of other authorized denominations; and the Company will provide, and the Trustee shall authenticate and deliver, the Bonds necessary to make such exchange. The provisions of
Section 12 of Article Second of the Original Indenture to the contrary notwithstanding, no payment of a service charge shall be required for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

SECTION 5. The definitive Bonds of the Seventy-eighth Series, and the Trustee's Certificate to be inscribed on all Bonds of said series, are to be substantially in the forms following, respectively:

[FORM OF FACE OF DEFINITIVE BOND OF THE SEVENTY-EIGHTH SERIES]

No. RU   $------

                  NIAGARA MOHAWK POWER CORPORATION

                       FIRST MORTGAGE BOND
                 6 7/8% SERIES DUE MARCH 1, 2001

NIAGARA MOHAWK POWER CORPORATION, a New York corporation (herein called the "Company"), for value received, hereby promises to pay to,
or registered assigns, the principal sum of             Dollars on March 1,
2001, and to pay interest from March 1, 1994 or from the March 1 or September 1, as the case may be, next preceding the date of this Bond to which interest has been paid or provided for on such principal sum at the rate per annum specified in the title of this Bond semi-annually on March 1 and September 1, in each year (computed on the basis of a 360-day year of twelve 30-day months), until payment of such principal sum has been made or duly provided for, to the registered owner hereof as of the close of business on the fifteenth day of the month next preceding the month in which an interest payment is due, except as otherwise provided on the reverse hereof or in the Indenture.

Both principal of and interest on this Bond are payable at the corporate trust office of the Trustee hereinafter named, in the Borough of Manhattan, City and State of New York, or at such other office or agency in said Borough as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

Reference is made to the further provisions of this Bond set forth on the reverse hereof, which for all purposes have the same effect as though fully set forth at this place.

This Bond shall not be valid or obligatory for any purpose until authenticated by the execution by the Trustee of the certificate inscribed hereon.

IN WITNESS WHEREOF, the Company has caused this Bond to be executed in its corporate name by a facsimile of the signature (or manual signature) of its President or a Vice President and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.


Dated:                               NIAGARA MOHAWK POWER CORPORATION


By:  /s/
     -------------------------
     President

Attest:



     /s/
     -------------------------
     Secretary

[FORM OF TRUSTEE'S CERTIFICATE]

This is one of the Bonds of the Series designated above described in the within-mentioned Indenture.


MARINE MIDLAND BANK,
as Trustee


By:  /s/
     -------------------------
     Authorized Officer

[FORM OF REVERSE OF DEFINITIVE BOND
OF THE SEVENTY-EIGHTH SERIES]

This Bond is one of a duly authorized issue of Bonds of the Company, of an unlimited (except as provided in the Indenture hereinafter mentioned) permitted principal amount, all issued or to be issued in one or more series (the Bonds of the series of which this Bond is a part being herein called the "Bonds of the Seventy-eighth Series"), all of the Bonds of all series being issued or to be issued under and, irrespective of the time of issue, all equally secured by a Mortgage Trust Indenture (herein, with all instruments stated to be supplemental thereto to which the Trustee hereinafter named is or shall be a party, called the "Indenture"), dated as of October 1, 1937, to Marine Midland Bank (successor to Marine Midland Bank, N.A., a national banking association and, in turn, a successor to Marine Midland Bank, a New York corporation, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank -- New York and hereinafter, with its successors as defined in the Indenture, referred to as the "Trustee"), to which Indenture, an executed counterpart of which is on file with the Trustee, reference is hereby made for a description of the property mortgaged and pledged to the Trustee, and for a statement of the nature and extent of the security, the rights of the holders of the Bonds with respect to such security, and the terms and conditions upon which said Bonds are or are to be issued and secured; but neither the foregoing reference to the Indenture, nor any provision of this Bond or of the Indenture, shall affect or impair the obligation of the Company, which is absolute and unconditional, to pay, at the stated or accelerated maturities herein provided, the principal of and interest on this Bond as herein provided.

The Indenture and the rights and obligations of the Company and of the holders of the Bonds thereunder may be changed or modified at any time upon the consent and approval of the Company and of the holders of 66-2/3 per cent in principal amount of the Bonds then outstanding affected by such change or modification, given as provided in the Indenture, and in the manner and subject to the limitations therein set forth; provided, that no such change or modification shall (a) alter or impair the obligation of the Company to pay the principal of, and premium, if any, and interest on any Bond at the time and place and at the rate and in the currency provided therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, be consented to by the holders of all outstanding Bonds, (c) affect the Trustee unless consented to by the Trustee or
(d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

The principal of this Bond together with accrued interest thereon may be declared, or may become, due and payable before maturity in certain events, on the conditions, in the manner and with the effect set forth in the Indenture.

Subsequent to the initial authentication of the Bonds of the Seventy-eighth Series, each Bond of the Seventy-eighth Series shall be dated as of the date of its authentication, and shall bear interest from the March 1 or September 1, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is on a March 1 or a September 1 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Seventy-eighth Series, in which case such Bond shall bear interest from March 1, 1994). However, so long as there is no existing default in the payment of interest on the Bonds of the Seventy-eighth Series, any such Bond authenticated by the Trustee after the close of business on the record date for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the March 1 or September 1, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Seventy-eighth Series or, if no interest has been paid on such Bonds, from March 1, 1994.

The Bonds of the Seventy-eighth Series are entitled to the benefit of a maintenance fund referred to in Part II of the Supplemental Indenture creating the Bonds of the Seventy-eighth Series. The Bonds of the Seventy-eighth Series may not be redeemed at the option of the Company, either as a whole or in part, and are not subject to redemption, either as a whole or in part, by operation of any sinking fund, debt retirement fund or the maintenance fund referred to in
Part II of the Supplemental Indenture creating the Bonds of the Seventy-eighth Series.

No recourse shall be had for the payment of any part of principal of, or interest on, this Bond or for any claim based hereon or thereon, or otherwise in any manner with respect hereto, or with respect to the Indenture, to or against any incorporator or any past, present or future stockholder, officer or director of the Company or of any successor corporation, either directly or through the Company or any successor corporation, whether by virtue of any constitution, statute or other provision of law, or by the enforcement of any assessment or penalty, or otherwise, all such liability being expressly waived and released by the acceptance of this Bond and as part of the consideration for the issue hereof, as provided in the Indenture.

Registration of transfer of this Bond may be made by the registered owner
(or assigns) in person or by duly authorized attorney, at the corporate trust office of the Trustee, or at such other offices or agencies of the Trustee or the Company as shall be maintained for such purpose, upon the surrender of this Bond, and thereupon a new Bond or Bonds of authorized denominations of the same series for a like aggregate principal amount will be issued to the registered transferee, all in the manner and subject to the terms, conditions and limitations specified in the Indenture. No service charge shall be made for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto. The Company and the Trustee may deem and treat the person in whose name this Bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal and interest due hereon (subject to the provisions of the first paragraph of this Bond), and for all other purposes, and neither the Company, the Trustee nor any paying agent or agency shall be affected by any notice to the contrary, whether this Bond or interest shall be overdue or not.

                                 PART II.

                     MAINTENANCE FUND PROVISIONS AND
                      RESTRICTIONS AS TO DIVIDENDS

SECTION 1. The Company covenants that so long as any of the Bonds of the Seventy-eighth Series shall be outstanding, it will comply with the provisions of Section 22 (providing for a maintenance fund for the benefit of Bonds issued under the Indenture) and Section 23 (providing for certain restrictions on the payment of dividends) of Article Fifth of the Indenture as added by the Supplemental Indenture dated as of March 1, 1978.

                                PART III.

                      FUTURE AMENDMENTS OF INDENTURE

SECTION 1. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, as follows:

     (A)  by deleting the provisions of subparagraph 1(b) of Paragraph F of
     Section 6 of Article Fourth thereof, of subparagraph 1(b) of Paragraph E of Section 7 of Article Fourth thereof and of subsection 1(b) of Section 8 of Article Fourth thereof;

     (B) by restating Paragraph A of Section 7 of Article Fourth of the Indenture so that, as so restated, it shall be and read as follows:

     "A. The Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds, if any, for which Bonds are then to be issued under this Section 7, shall not previously have been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, or retired out of moneys paid out by the Trustee under the provisions of
     Section 9 of this Article Fourth or Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, or used as the basis for a credit under Section 4 of Article Third of this Indenture.";

     and

     (C)  by restating subsection (a) of subparagraph 3 of Paragraph E of
     Section 7 of Article Fourth of the Indenture so that, as so restated, it shall be and read as follows:

     "(a) That the Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds, if any, for which Bonds are then to be issued under this Section 7, had not been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, and had not been retired out of moneys paid out by the Trustee under the provisions of Section 9 of this Article Fourth or Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, and had not been used as the basis for a credit under Section 4 of Article Third of this Indenture."

SECTION 2. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Ninth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Section 19 at the end of said Article Ninth:

     "SECTION 19. All parties to this Indenture agree, and each holder of Bonds by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Trustee, to any suit instituted by any holder, or group of holders, of more than 10% in aggregate principal amount of the Bonds outstanding, or to any suit instituted by any holder of Bonds for the enforcement of the payment of the principal of (or premium, if any) or interest on any Bond on or after the maturity date expressed in such Bond."

SECTION 3. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Eleventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 2 thereof so that, as so amended, it shall be and read as follows:

     "SECTION 2. Anything herein contained to the contrary notwithstanding, any moneys at any time deposited with the Trustee pursuant to the provisions hereof for the payment of the principal, premium or interest of or upon any Bond or interest coupon and remaining unclaimed for three (3) years after the date upon which such payment shall have become due shall, upon the request of the Company, be repaid to it by the Trustee; provided, that, before being required to make any such repayment, the Trustee may, at the expense of the Company, cause to be published, once a week for four (4) successive calendar weeks, in a daily newspaper, printed in the English language, published and of general circulation in the Borough of Manhattan, The City of New York, State of New York, and in a daily newspaper, printed in the English language, published and of general circulation in each of the other cities (if any) in which such principal, premium or interest, as the case may be, was payable in accordance with the terms of the Bond or interest coupon with respect to which such moneys were deposited, notice that the said moneys have not been claimed, and that after a date named in such notice, the balance of such moneys then unclaimed will be repaid to the Company."

SECTION 4. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it ma heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph A of Section 2 of Article Twelfth of the Indenture by the addition of the following:

     "The Trustee may, and, upon written request of the Company or of the holders of a majority in principal amount of the Bonds outstanding, shall, fix a day, not less than ten (10) days prior to the date of first publication of notice of such meeting, as a record date for the determination of holders of Registered Bonds without coupons, and of Coupon Bonds registered as to principal (otherwise than to bearer), entitled to notice of and to vote at such meeting and any adjournment thereof, and only such registered holders who shall have been such on the date so fixed shall be entitled to notice of and to vote such Bonds at such meeting, and the Registered Bonds without coupons, and the Coupon Bonds registered as to principal (otherwise than to bearer), on such record date may be voted at such meeting and any adjournment thereof only by the persons who shall have been registered holders of such Bonds on such record date or their proxies, notwithstanding any registration of transfer of any such Bonds on the books of the Company after such date. If any Registered Bonds without coupons shall be transferred or shall be exchanged for Coupon Bonds after such record date, or if any Coupon Bonds registered as to principal (otherwise than to bearer) on such record date shall thereafter be registered to bearer, a suitable notation shall be made upon such Bonds at the time of registration of transfer from such registered holder's name or exchange, as the case may be, to record the fact that the registered holder of such Bonds on said record date or his proxies shall be the only persons entitled to vote such Bonds at the meeting. If any Coupon Bond not registered as to principal upon such record date is thereafter so registered (otherwise than to bearer) or is thereafter exchanged for a Registered Bond, the first registered holder in whose name such Bond shall be so registered shall be deemed to have been the registered holder of such Bond on the record date for the purposes of this section, and upon such registration or exchange a notice of such meeting shall be delivered to such registered holder. In any case where a record date is fixed as aforesaid, the list of Bondholders referred to in Paragraph B of this
     Section 2 shall be based upon the holdings of Bonds on such record date, but shall also include the holder of Coupon Bonds registered as to principal (otherwise than to bearer) after such record date and prior to such meeting and the holders of Registered Bonds received in exchange for Coupon Bonds after such record date and prior to such meeting."

SECTION 5. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Paragraph G to Section 2 thereof:

     "G. Whenever the Company shall deliver to the Trustee an instrument or instruments executed by holders of at least sixty-six and two-thirds per centum (66-2/3%) in aggregate principal amount of the Bonds affected and outstanding at the time of such delivery, consenting to the substance of a proposed modification or amendment to the provisions hereof, thereupon the Trustee shall execute a supplemental indenture in substantially the form provided for by or in such instrument or instruments, and no holder of any Bond shall have any right or interest to object to the execution of said supplemental indenture or to object to any of the terms or provisions therein contained, or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the Company from executing the same or from taking any action pursuant to the provisions thereof, provided that, in lieu of an instrument or instruments executed by holders of Bonds, the consent of the holders of any series of Bonds to any such proposed modification or amendment may be set forth in and evidenced by the supplemental indenture establishing the terms and provisions of such series; and provided further that no such change or modification shall (a) alter or impair the obligation of the Company to pay the principal and interest on any Bond outstanding at the time and place and at the rate and in the currency prescribed therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, be consented to by the holders of all outstanding Bonds, (c) affect the Trustee unless consented to by the Trustee or (d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

     It shall not be necessary for any consent of Bondholders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent approves the substances of the matters to which such consent relates. Any consent executed and delivered by any Bondholder shall be binding upon all future holders of Bonds held by such Bondholder at the time of execution of such consent, including without limitation any Bonds issued in substitution or exchange therefor, whether upon transfer or otherwise."

SECTION 6. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Thirteenth of the Indenture, as it may heretofore, hereby and hereafter be o have been supplemented and amended, by amending the first paragraph of Section 1 thereof so that, as so amended, it shall be and read as follows:

     "SECTION 1. Any demand, consent, waiver, request, notice or other instrument in writing required or provided by this Indenture to be signed or executed by the holders of any Bonds may be in any number of concurrent writings of similar tenor, and may be signed or executed by such holders in person or by attorney appointed in writing.

     The fact and date of the execution by any person of any such instrument, or of the writing appointing any such attorney, and of the ownership by any person of any Bonds, may be proved in any manner deemed sufficient by the Trustee, and such proof shall be conclusive in favor of the Trustee and the Company.

     Without limiting the generality of the foregoing paragraph:

     A. The signature on a proxy, consent or other such instrument or writing, if believed by the Trustee to be genuine, shall be sufficient to establish the fact of the execution thereof.

     B. The fact of the ownership of any Coupon Bond which shall not at the time be registered as to principal or shall be registered to bearer, and the denomination and serial number of such Bond and the date of holding the same, may be proved by a certificate executed by any trust company, bank, banker or other depositary (wherever situated), showing that at the date therein mentioned the person named in such certificate had on deposit with such depositary the Bond described in such certificate. For all purposes of this Indenture and of any proceedings pursuant hereto for the enforcement hereof or otherwise, to the extent permitted by the provisions of Section 4 of Article Tenth, such person shall be deemed to continue to be the owner of such Bond until the Trustee shall have received notice in writing to the contrary. The ownership of any Registered Bond or of any Coupon Bond which shall at the time be registered as to principal (otherwise than to bearer) shall be proved by the register of Bonds maintained for such purpose."

SECTION 7. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending subparagraph (3) of Paragraph E of
Section 9 thereof so that, as so amended, it shall be and read as follows:

     "(3) A statement, in form satisfactory to the Trustee, signed by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company, and verified on information and belief by one of such officers not more than sixty (60) days prior to the receipt thereof by the Trustee, certifying

     (a) that the Bonds so delivered had previously been actually negotiated by the Company for value;
     (b) that the Company had bona fide purchased or contracted to purchase the said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds at prices (inclusive of accrued interest) to be set forth in the statement, and that such prices were not in excess of 115% of the principal amount of said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds;
     (c) that the Company is not, so far as known to the officers signing such statement, in default with respect to the performance or observance of any covenant or agreement contained in this Indenture; and
     (d) that it is not then necessary to retire the Underlying Mortgage Obligations to be purchased to eliminate any excess of the nature described in Paragraph D of Section 7 hereof."

SECTION 8. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-eighth Series or of any subsequently created series, to amend at any time Article Seventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph E of Section 2 thereof so that, as so amended, it shall be and read as follows:

     "E. To the purchase of Bonds of any series issued and outstanding hereunder or of Underlying Mortgage Obligations or of Constituent Corporation Bonds at not in excess of 115% of the principal amount thereof, in accordance with the provisions of Paragraph E of Section 9 of Article Fourth."

                                     PART IV.

                                   THE TRUSTEE

SECTION 1. The Trustee hereby accepts the trusts hereby declared and provided, and agrees to perform the same upon the terms and conditions set forth in the Original Indenture and in the indentures supplemental thereto including this Supplemental Indenture and upon the following terms and conditions:

The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Supplemental Indenture, or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely. To the extent permitted by the provisions of Section 4 of Article Tenth of the Indenture, the Trustee shall not be answerable or accountable for anything whatsoever in connection with this Supplemental Indenture except for its own willful misconduct or negligence.

                                     PART V.

                            MISCELLANEOUS PROVISIONS

SECTION 1. This Supplemental Indenture shall, pursuant to the provisions of Section 4 of Article Twelfth of the Indenture, hereafter form a part of the Indenture; and all the terms and conditions contained in this Supplemental Indenture as to any provision authorized to be contained herein shall be and be deemed to be part of the terms and conditions of the Indenture for any and all purposes. Except as expressly amended and supplemented by this Supplemental Indenture, the Indenture is hereby ratified and confirmed in all respects.

SECTION 2. This Supplemental Indenture may be simultaneously executed in any number of counterparts, and each of such counterparts shall for all purposes be deemed to be an original and shall remain in full force and effect, and all such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be executed in their respective corporate names by their respective officers thereunto duly authorized, and their respective corporate seals to be hereto attached and to be duly attested, all as of the day and year first above written.

NIAGARA MOHAWK POWER CORPORATION

[CORPORATE SEAL]

By:  /s/Arthur W. Roos
     -------------------------
Vice President-Treasurer

Attest:


/s/Harold J. Bogan
------------------------------
Secretary


MARINE MIDLAND BANK


[CORPORATE SEAL]

By:  /s/Metin Caner
     -------------------------
Assistant Vice President

Attest:

/s/Hughes
------------------------------
Hughes
Corporate Trust Officer

STATE OF NEW YORK   )
                    : ss.:
COUNTY OF ONONDAGA  )

On this first day of March, 1994 before me personally came ARTHUR W. ROOS, to me personally known, who, being by me duly sworn, did depose and say that he resides at 4573 Stoneledge Lane, Manlius, New York 13104; that he is the Vice President- Treasurer of NIAGARA MOHAWK POWER CORPORATION, the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


/s/Ingrid E. Clark
------------------------------
Ingrid E. Clark
Notary Public




STATE OF NEW YORK   )
                    : ss.:
COUNTY OF NEW YORK  )

On this first day of March, 1994, before me personally came METIN CANER to me personally known, who, being by me duly sworn, did depose and say that he resides at 2350 Broadway, New York, New York 10024; that he is an Assistant Vice President of MARINE MIDLAND BANK, the trust company described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


/s/Lisa J. Sandler
------------------------------
Lisa J. Sandler
Notary Public

3





                                                              EXHIBIT 4(b)(40)

                     NIAGARA MOHAWK POWER CORPORATION

                                   to

                    BANKERS TRUST COMPANY, as Trustee

                         SUPPLEMENTAL INDENTURE
                     Dated as of November 19, 1998

Providing for the amendment and restatement of the Supplemental Indenture providing for the creation of the Fifty-sixth Series of Bonds and the amendment and restatement of the outstanding Fifty-sixth Series of Bonds, in a principal amount of $75,000,000, to be redesignated First Mortgage Bonds, 5.15% Series due November 1, 2025

TABLE OF CONTENTS

This Table of Contents does not constitute part of the supplemental indenture or have any bearing upon the interpretation of any of its terms and provisions.

PARTIES

RECITALS

CONSIDERATION

PART I  -  Amendment and Restatement of the Supplemental Indenture Creating
           the Fifty-sixth Series of First Mortgage Bonds

PART II -  Amendment and Restatement of the Fifty-sixth Series of First
           Mortgage Bonds

           Form of Definitive Bond of the Eighty-eighth Series

           Form of Trustee's Certificate

PART III - Maintenance Fund Provisions and Restrictions as to Dividends

PART IV  - Provisions Relating to Institutional Holders

PART V   - Future Amendments of Indenture

PART VI  - The Trustee

PART VII - Miscellaneous Provisions

TESTIMONIUM AND SIGNATURES

SUPPLEMENTAL INDENTURE, dated as of November 19, 1998, made by and between NIAGARA MOHAWK POWER CORPORATION, a corporation duly organized and existing under the laws of the State of New York, having its principal place of business (residence) at No. 300 Erie Boulevard West, Syracuse, New York (hereinafter sometimes referred to as the "Company"), party of the first part, and Bankers Trust Company (successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank - New York), a national banking association duly organized and existing under the laws of the United States of America, having its principal corporate trust office at 140 Broadway, New York, New York (hereinafter sometimes referred to as the "Trustee"), as Trustee under the Mortgage Trust Indenture hereinafter mentioned, party of the second part.

WHEREAS, the Company (formerly Central New York Power Corporation) has heretofore executed and delivered to the Trustee its Mortgage Trust Indenture dated as of October 1, 1937 (hereinafter referred to as the "Original Indenture") and indentures supplemental thereto dated as of December 1, 1938, as of April 15, 1939, as of July 1, 1940, as of January 1, 1942, as of October 1, 1944, as of June 1, 1945, as of August 17, 1948, as of December 31, 1949, as of January 1, 1950, as of October 1, 1950, as of October 19, 1950, as of December 1, 1951, as of February 1, 1953, as of February 20, 1953, as of October 1, 1953, as of August 1, 1954, as of April 25, 1956, as of May 1, 1956, as of September 1, 1957, as of June 1, 1958, as of March 15, 1960, as of October 1, 1960, as of November 1, 1961, as of December 1, 1964, as of October 1, 1966, as of July 15, 1967, as of August 1, 1967, as of August 1, 1968, as of December 1, 1969, as of February 1, 1971, as of February 1, 1972, as of August 1, 1972, as of December 1, 1973, as of October 1, 1974, as of March 1, 1975, as of August 1, 1975, as of March 15, 1977, as of August 1, 1977, as of December 1, 1977, as of March 1, 1978, as of December 1, 1978, as of September 1, 1979, as of October 1, 1979, as of June 15, 1980, as of September 1, 1980, as of March 1, 1981, as of August 1, 1981, as of March 1, 1982, as of October 1, 1982, as of June 1, 1982, as of August 1, 1982, as of November 1, 1982, as of March 1, 1983, as of May 1, 1983, as of June 1, 1983, as of March 1, 1984, as of May 1, 1984, as of July 1, 1984, as of October 1, 1984, as of January 1, 1985, as of February 1, 1985, as of February 15, 1985, as of November 1, 1985, as of June 1, 1986, as of August 1, 1986, as of October 1, 1986, as of November 1, 1986, as of July 1, 1987, as of May 1, 1988, as of February 1, 1989, as of October 1, 1989, as of October 1, 1989, as of June 1, 1990, as of November 1, 1990, as of March 1, 1991, as of October 1, 1991, as of April 1, 1992, as of June 1, 1992, as of July 1, 1992, as of August 1, 1992, as of April 1, 1993, as of July 1, 1993, as of September 1, 1993, as of March 1, 1994, as of July 1, 1994, as of May 1, 1995, as of
March 20, 1996 and as of June 30, 1998 (said Original Indenture, together with all instruments stated to be supplemental thereto to which the Trustee has heretofore been or shall hereafter be a party, including said enumerated Supplemental Indentures and this Supplemental Indenture, being herein referred to as the "Indenture"); and

WHEREAS, the Indenture provides in Section 1 of Article Twelfth thereof that without any action or consent by, or notice to, the holders of any of the Bonds, the Company and the Trustee, from time to time and at any time, may enter into such indentures supplemental to the Original Indenture as shall be by them deemed necessary or desirable for the purpose of establishing the form, terms, provisions and conditions of a particular series of Bonds, and of providing the terms and conditions of redemption of Bonds of such series, or for a retirement fund or other fund for such series, or for any other purpose not inconsistent with the terms of the Indenture and which shall not impair the security of the same; and

WHEREAS, the Indenture provides in Section 2 of Article Twelfth thereof that in addition to the power and authority given under Section 1 of Article Twelfth, any of the provisions of the Indenture may be amended, repealed or modified in the manner provided in such Section 2, provided, that no such amendment, repeal or modification shall alter or impair the obligation of the Company, which is absolute and unconditional to pay the principal and interest of any Bond outstanding under the Indenture at the time and place and at the rate prescribed therein without the consent of the holder of such Bond; and

WHEREAS, the Indenture provides in paragraph E of Section 2 of Article
Twelfth thereof that provided the holders of at least 66 percent in aggregate principal amount of the outstanding Bonds affected by the alteration shall have consented to and approved the execution of any such supplemental indenture, no holder of any Bond shall thereafter have any right or interest to object to any of the terms or provisions therein contained, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the Company from executing the same or from taking any action pursuant to the provisions thereof; and

WHEREAS, the New York State Energy Research and Development Authority ("NYSERDA") issued 8 7/8% Pollution Control Revenue Bonds (Niagara Mohawk Power Corporation Project), 1985 Series I (the "Prior NYSERDA Bonds") pursuant to an Indenture of Trust dated as of October 1, 1984, between NYSERDA and Bankers Trust Company, as trustee (in such capacity, the "Prior NYSERDA Trustee") as amended and supplemented by the First Supplemental Indenture, dated as of November 1, 1985 (such Indenture of Trust, as so amended and supplemented, the "Prior NYSERDA Indenture"), and advanced to the Company the proceeds of the Prior NYSERDA Bonds for use by the Company in connection with a pollution control project of the Company; and

WHEREAS, in connection with the issuance of the Prior NYSERDA Bonds, pursuant to a Participation Agreement between NYSERDA and the Company dated as of November 1, 1985, the Company issued $75,000,000 in principal amount of its First Mortgage Bonds, 8 7/8% Series due November 1, 2025 (the "Prior First Mortgage Bonds"), pursuant to a Supplemental Indenture dated as of November 1, 1985 (the "Prior Supplemental Indenture") between the Company and Marine Midland Bank, N.A., as trustee, to evidence the obligation of the Company to repay NYSERDA amounts advanced to the Company as aforesaid; and

WHEREAS, NYSERDA has agreed pursuant to a Participation Agreement between NYSERDA and the Company dated the date hereof (the "Participation Agreement") to issue new bonds of NYSERDA in an aggregate principal amount not to exceed $75,000,000 and to be designated "Pollution Control Refunding Revenue Bonds (Niagara Mohawk Power Corporation Project), 1998 Series A Bonds" (the "NYSERDA Bonds"), which will be issued pursuant to an Indenture dated November 19, 1998 (the "NYSERDA Bond Indenture") between NYSERDA and The Bank of New York (such trustee and any successor thereto being hereinafter referred to as the "NYSERDA Bond Trustee"), to refund the Prior NYSERDA Bonds; and

WHEREAS, as set forth in the Participation Agreement, NYSERDA and the Company have agreed that concurrently at such time as the NYSERDA Bonds are issued and the Prior NYSERDA Bonds are deemed paid within the meaning of the Prior NYSERDA Indenture, the Company will take actions necessary to ensure that
(i) certificates representing all Prior First Mortgage Bonds relating to such Prior NYSERDA Bonds shall be delivered by the Prior NYSERDA Trustee to the NYSERDA Bond Trustee, (ii) all Prior First Mortgage Bonds relating to such Prior NYSERDA Bond shall be amended and restated pursuant to the terms of this Supplemental Indenture, (iii) the Prior Supplemental Indenture shall be amended and restated under and pursuant to the terms of this Supplemental Indenture,
(iv) the NYSERDA Bond Trustee shall deliver the Prior First Mortgage Bonds to the Trustee and (v) the Trustee shall deliver new certificates representing the First Mortgage Bonds of the Eighty-eighth Series to the NYSERDA Bond Trustee pursuant to the terms of this Supplemental Indenture; and

WHEREAS, the Company desires to enter into this indenture supplemental to the Original Indenture with the Trustee for the purpose of amending and restating the form, terms, provisions and conditions of the Fifty-sixth series of Bonds under the Indenture so as to establish and designate the form, terms, provisions and conditions of the Eighty-eighth Series of Bonds, and for the purpose of amending and restating the Supplemental Indenture creating the Fifty-sixth Series of Bonds in accordance with this Supplemental Indenture, all as determined by resolution or resolutions of the Board of Directors of the Company and as agreed to by NYSERDA; and

WHEREAS, the Company in the exercise of the authority and power reserved to it under and by virtue of the provisions of the Indenture and pursuant to appropriate resolutions of its Board of Directors has duly resolved and determined to make, execute and deliver to the Trustee a supplemental indenture in the form hereof and for the purposes herein provided; and

WHEREAS, all conditions and requirements necessary to make this Supplemental Indenture a valid, binding and legal instrument in accordance with its terms have been performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized;

              NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE

                          W I T N E S S E T H:
                          -------------------

That for and in consideration of the premises and of the purchase or acceptance of the Bonds by those who shall hold the same from time to time and of the sum of One Dollar to the Company duly paid by the Trustee at or before the execution and delivery of this Supplemental Indenture and for other good and valuable consideration, the receipt whereof is hereby acknowledged, the Company does hereby covenant and agree with the Trustee for the benefit of the holders of the Bonds, or any of them, issued or to be issued under the Indenture, as follows:

                                     PART I

                            AMENDMENT AND RESTATEMENT
                     OF THE SUPPLEMENTAL INDENTURE CREATING
                   THE FIFTY-SIXTH SERIES OF FIRST MORTGAGE BONDS

SECTION 1. At such time as all Prior First Mortgage Bonds issued under the Prior Supplemental Indenture not heretofore canceled by the Trustee or delivered to the Trustee canceled or for cancellation have been delivered to the Trustee by the registered holder thereof, the Prior Supplemental Indenture shall be amended and restated as this Supplemental Indenture.

                                     PART II

                 AMENDMENT AND RESTATEMENT OF THE FIFTY-SIXTH SERIES
                            OF FIRST MORTGAGE

SECTION 1. At such time as all Prior First Mortgage Bonds issued under the Prior Supplemental Indenture not heretofore canceled by the Trustee or delivered to the Trustee canceled or for cancellation have been delivered to the Trustee by the registered holder thereof, such Prior First Mortgage Bonds shall be amended and restated and redesignated as the "First Mortgage Bonds, 5.15% Series due November 1, 2025" it (hereinafter sometimes referred to as the "Bonds of the Eighty-eighth Series").

The permitted principal amount of the Bonds of the Eighty-eighth Series which may be amended and restated by the Company and executed by the Company in connection therewith and authenticated by the Trustee is limited so that at no time shall there be authenticated, delivered or outstanding under the Indenture, Bonds of the Eighty-eighth Series for a principal amount exceeding $75,000,000, except that Bonds of the Eighty-eighth Series may always be issued as provided in Section 2 of Article Fourth of the Indenture.

Upon the execution of this Supplemental Indenture, the Trustee, without awaiting the filing or recording of this Supplemental Indenture but upon receipt of evidence of due compliance by the Company with the applicable provisions of the Indenture, shall authenticate, pursuant to Section 10 of Article Second of the Indenture, the Bonds of the Eighty-eighth Series and deliver the same to the NYSERDA Bond Trustee in exchange for certificates representing the same principal amount of the Prior First Mortgage Bonds delivered to the Trustee by the NYSERDA Bond Trustee, all such actions to occur simultaneously with delivery of the NYSERDA Bonds.

SECTION 2. The Bonds of the Eighty-eighth Series shall mature according to their terms on November 1, 2025 and, in the case of the initial authentication of the Bonds of the Eighty-eighth Series, shall be dated November 19, 1998 and shall bear interest from November 19, 1998 at the rate per annum specified in the designation of such series, payable semi-annually on November 1 and May 1 in each year (computed on the basis of a 360-day year of twelve 30-day months). Definitive Bonds of said series shall be registered Bonds without coupons and shall be issued in denominations of $1,000 and multiples thereof.

Subsequent to the initial authentication of the Bonds of the Eighty-eighth Series, each Bond of the Eighty-eighth Series shall be dated as of the date of its authentication and shall bear interest from November 19, 1998.

Notwithstanding any other provision contained herein, the obligation of the Company to make payments of the principal of and premium, if any, and interest on the Bonds of the Eighty-eighth Series shall be fully or partially satisfied and discharged, and the amount of any such payment shall be reduced, to the extent that the Trustee shall have received written notice, not less than 10 days prior to the date on which any such payment would otherwise be due, that moneys are available under the NYSERDA Bond Indenture for the payment, in full or in part, of principal and premium, if any, and interest then due on the NYSERDA Bonds and the Trustee shall not have received written notice from the Company that the obligation of the Company shall not be so satisfied and discharged and the amount of any such payment so reduced.

The interest payable on any interest payment date shall be paid to the persons in whose names the Bonds of the Eighty-eighth Series were registered at the close of business on the record date for such payment of interest (except any such Bond which has been called for redemption on a date fixed for such redemption which is after such record date and prior to such interest payment date) notwithstanding any cancellation of Bonds of the Eighty-eighth Series upon any registration of transfer or exchange thereof between such record date and such interest payment date; except that if the Company shall default in the payment of any interest due on such interest payment date such defaulted interest shall be paid to the persons in whose names Bonds of the Eighty-eighth Series are registered either at the close of business on the date preceding the date of payment of such defaulted interest or on a subsequent record date fixed for the payment of such defaulted interest by notice given by mail by or on behalf of the Company to holders of Bonds of the Eighty-eighth Series not less than ten days preceding such subsequent record date. The term "record date" as used herein shall mean, with respect to a regular semi-annual interest payment date, the close of business on the fifteenth day of the calendar month next preceding such interest payment date or, if such fifteenth day shall be a day on which banking institutions in The City of New York are authorized by law to close, the next preceding day which shall not be a day on which such institutions are so authorized to close or, in the case of defaulted interest, the close of business on any subsequent record date established as provided above.

All of the Bonds of the Eighty-eighth Series shall be executed in the name and on behalf of the Company by a facsimile of the signature (or manual signature) of its President or a Vice President, and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.

Bonds of the Eighty-eighth Series shall be lettered "RU" and numbered consecutively from RU-1 upwards, or shall bear such other letters as may be provided therefor by the Board of Directors of the Company.

Both principal of and interest on the Bonds of the Eighty-eighth Series (as well as any premium thereon applicable in case of any redemption thereof prior to maturity) shall be payable at the office of the Company's paying agent, which in the case of The Marine Midland Bank, shall be its corporate trust office in the Borough of Manhattan, The City of New York, State of New York, or at such other office or agency in the Borough of Manhattan, The City of New York, State of New York, as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

SECTION 3. The Company, at its option, shall have the right to redeem the outstanding Bonds of the Eighty-eighth Series, either as a whole or in part, on any date on or after November 19, 2008 and prior to maturity, whether or not an interest payment date, upon notice given as hereinafter in this Section 3 provided, at the applicable redemption prices provided in the form of the definitive Bond of the Eighty-eighth Series as contained in Section 4 of this
Part II, together with interest accrued to the date fixed for redemption. The Bonds of the Eighty-eighth Series may also be redeemed at the option of the Company, at any time, either as a whole or in part, at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon the occurrence of any of the events specified in Section 2.02.6 of the NYSERDA Bond Indenture.

The Bonds of the Eighty-eighth Series are subject to mandatory redemption in the event of any optional or mandatory redemption of the NYSERDA Bonds, on the date fixed for such mandatory redemption of the NYSERDA Bonds, upon notice given as hereinafter in this Section 3 provided, at the applicable redemption price specified in the NYSERDA Bond Indenture for the NYSERDA Bonds being redeemed, in such amount as, together with any moneys available therefor under the NYSERDA Bond Indenture, shall be required, in accordance with the provisions of the Participation Agreement, to pay the principal of and premium, if any, and interest on the NYSERDA Bonds so redeemed.

The Bonds of the Eighty-eighth Series are also subject to mandatory redemption, as a whole but not in part, upon receipt by the Trustee and the Company of a written statement (the "Redemption Statement") from the NYSERDA Bond Trustee that the principal of all NYSERDA Bonds then outstanding has been declared to be immediately due and payable pursuant to Section 10.01 of the NYSERDA Bond Indenture. The Company shall thereupon fix a redemption date, to occur not more than 90 days following receipt of the Redemption Statement, and shall promptly give written notice thereof (the "Redemption Notice") to the Trustee and the NYSERDA Bond Trustee. No Redemption Notice shall be deemed to have been given, and the Bonds of the Eighty-eighth Series shall not be redeemed, if a written cancellation of the Redemption Statement by the NYSERDA Bond Trustee is delivered to the Trustee and the Company prior to the receipt of the Redemption Notice by the NYSERDA Bond Trustee. Any such redemption of the Bonds of the Eighty-eighth Series shall be at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption.

No redemption of the Bonds of the Eighty-eighth Series, either as a whole or in part, may be made except in connection with the payment of a like principal amount of NYSERDA Bonds, either by redemption or at maturity (stated or otherwise).

In case the Company shall at any time desire or be required so to redeem part or all of the Bonds of the Eighty-eighth Series then outstanding, the Company shall give to the Trustee notice in writing at least 45 days prior to the redemption date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee) of the principal amount of Bonds of such series which it desires or is required to redeem, specifying the date on which it desires or is required to make redemption. There shall be furnished to the Trustee a certificate or opinion executed by the President or a Vice-President and the Treasurer or an Assistant Treasurer of the Company stating that the conditions precedent specified in this Section 3 with respect to such redemption have been complied with and the Trustee may conclusively rely thereon. As soon as practicable thereafter, if the Bonds are to be redeemed in part, the Trustee shall select in any manner deemed by it proper the serial numbers of the Bonds to be redeemed in whole or in part and shall notify the Company in writing of the serial numbers of the Bonds so selected. The Company shall thereupon cause to be mailed to the respective registered owners of the Bonds of the Eighty-eighth Series designated for redemption, not more than 45 days prior to the date of redemption, at their addresses appearing upon the Bond registration books, a notice of such intended redemption, stating the redemption date and the redemption price and designating the serial numbers of the Bonds of the Eighty-eighth Series to be redeemed in whole or in part and the portion of the principal amount of any such Bonds to be redeemed in part and requiring that such Bonds be surrendered on the redemption date at the corporate trust office of the Trustee, or at such other office or agency as shall be maintained by the Company for such purpose, for redemption at the said redemption price, giving notice also that interest on such Bonds or such portions of Bonds will not accrue after the designated redemption date. If less than the whole of the principal of any Bond shall be called for redemption, said notice shall also state that such Bond is to be redeemed in part, and that, upon the presentation of such Bond for redemption, there will be issued, in lieu of the unredeemed portion of the principal thereof, a new Bond or Bonds of the same series for an aggregate principal amount equal to such unredeemed portion.

The Trustee may, to the extent permitted by the provisions of Section 4 of Article Tenth of the Indenture, accept the certificate of the President or any Vice President or the Treasurer of the Company as sufficient evidence that the requirements as to mailing of notices of the call for redemption have been fully complied with or the Trustee may, at its option and at the expense and on behalf of the Company, give such notice and take any other action required of the Company in connection with such redemption.

SECTION 4. On or prior to the redemption date specified in any such notice, the Company shall deposit with the Trustee a sum of money, of the character specified as the medium of payment in the Bonds of the Eighty-eighth Series called for redemption, which together with any moneys available therefor under the NYSERDA Bond Indenture is sufficient to redeem, at the redemption price payable as hereinbefore provided, the Bonds of such series designated for redemption and the called part of any Bond of such series called only in part, and to pay the interest accrued thereon up to said redemption date, to be applied by the Trustee to the payment of such Bonds (and the called part of any such Bond) and such accrued interest thereon upon presentation and surrender of such Bonds, together with duly executed instruments of transfer, at the corporate trust office of the Trustee, or at such other office or agency as shall be maintained by the Company for such purpose; and, after such deposit shall have been made, such Bonds so called in whole and the called part of any such Bond called only in part, whether or not presented for redemption, shall cease to be entitled to any benefit, lien or security under the Indenture, no interest will accrue thereon on or after the redemption date duly specified in said notice, and claims for interest, if any, appertaining to such Bonds, and the called part of any such Bond called only in part, maturing after that date shall be void. All Bonds so redeemed shall forthwith be canceled and, upon its written request, delivered to the Company or otherwise disposed of; and no Bonds shall be issued hereunder in place of any such Bonds, except as otherwise provided in Article Fourth of the Indenture and except that, if less than the entire principal amount of any Bond shall be so redeemed, upon presentation of such Bond so called in part, with proper instruments of transfer if required, at or after the time fixed for the payment of said Bonds so called for redemption, payment of the principal amount of the part thereof so called shall be made upon surrender and cancellation of said Bond so presented, and one or more Bonds of the Eighty-eighth Series, for a principal amount equal to the uncalled and unpaid balance of the principal amount of such Bond, will be executed by the Company and shall be authenticated and delivered by the Trustee to the owner of such Bond, without expense to such owner.

SECTION 5. The registered owner (or assigns) of any Bond of the Eighty-eighth Series may at any time surrender the same at the corporate trust office of the Trustee, or at any other office or agency of the Trustee or the Company maintained for such purpose, and with instruments of transfer satisfactory to the Trustee, and, subject to the terms, conditions and limitations specified in the Indenture, shall be entitled to receive in exchange therefor an equal principal amount of Bonds of said series of other authorized denominations; and the Company will provide, and the Trustee shall authenticate and deliver, the Bonds necessary to make such exchange. The provisions of
Section 12 of Article Second of the Original Indenture to the contrary notwithstanding, no payment of a service charge shall be required for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

SECTION 6. The definitive Bonds of the Eighty-eighth Series, and the Trustee's Certificate to be inscribed on all Bonds of said series, are to be substantially in the forms following, respectively:

           [FORM OF DEFINITIVE BOND OF THE EIGHTY-EIGHTH SERIES]

$                                                                        No.RU-
 ----------
                       NIAGARA MOHAWK POWER CORPORATION

                            FIRST MORTGAGE BOND,

                       5.15% SERIES DUE NOVEMBER 1, 2025

NIAGARA MOHAWK POWER CORPORATION, a New York corporation (herein called the "Company"), for value received, hereby promises to pay to or registered assigns, the principal sum of Dollars ($_________) on November 1, 2025 and to pay interest from November 1, 1998 or the date determined on the reverse hereof on such principal sum at the rate per annum specified in the title of this bond semiannually on November 1 and May 1, in each year(computed on the basis of a 360--day year of twelve 30-day months), until payment of such principal sum has been made or duly provided for, to the registered owner hereof as of the close of business on the fifteenth day of the month next preceding the month in which an interest payment is due, except as otherwise provided on the reverse hereof or in the Indenture hereinafter mentioned.

Both principal of and interest on this Bond (as well as any premium hereon in case of the redemption hereof prior to maturity) are payable at the corporate trust office of the Trustee hereinafter named, in the Borough of Manhattan, City and State of New York, or at such other office or agency in said Borough as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

This Bond is one of a duly authorized issue of Bonds of the Company, of an unlimited (except as provided in the Indenture hereinafter mentioned) permitted principal amount, all issued or to be issued in one or more series (the Bonds of the series of which this Bond is a part being herein called the "Bonds of the Eighty-eighth Series"), all of the Bonds of all series being issued or to be issued under and, irrespective of the time of issue, all equally secured by a Mortgage Trust Indenture (herein, with all instruments stated to be supplemental thereto to which the Trustee hereinafter named is or shall be a party, called the "Indenture"), dated as of October 1, 1937, to Bankers Trust Company (successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank - New York), a national banking association duly organized and existing under the laws of the United States of America, having its principal corporate trust office at 140 Broadway, New York, New York (hereinafter sometimes referred to as the "Trustee"), to which Indenture, an executed counterpart of which is on file with the Trustee, reference is hereby made for a description of the property mortgaged and pledged to the Trustee, and for a statement of the nature and extent of the security, the rights of the holders of the Bonds with respect to such security, and the terms and conditions upon which said Bonds are or are to be issued and secured; but neither the foregoing reference to the Indenture, nor any provision of this Bond or of the Indenture, shall affect or impair the obligation of the Company, which is absolute and unconditional, to pay, at the stated or accelerated maturities herein provided, the principal of, and premium, if any and interest on this Bond as herein provided.

Notwithstanding any other provision contained herein, the obligation of the Company to make payments of the principal of, and premium, if any, and interest on the Bonds of the Eighty-eighth Series shall be fully or partially satisfied and discharged, and the amount of any such payments shall be reduced, to the extent that the Trustee shall have received written notice, not less than 10 days prior thereto, that moneys are available under the Indenture of Trust (the "NYSERDA Bond Indenture") dated as of November 19, 1998 between the New York State Energy Research and Development Authority ("NYSERDA") and The Bank of New York, as trustee (such trustee and any successor thereto being hereinafter referred to as the "NYSERDA Bond Trustee"), for the payment, in full or in part, of principal and premium, if any, and interest then due on the New York State Energy Research and Development Authority 5.15% Pollution Control Refunding Revenue Bonds (Niagara Mohawk Power Corporation Project), 1998 Series A (the "NYSERDA Bonds") and the Trustee shall not have received written notice from the Company that the obligation of the Company shall not be so satisfied and discharged in the amount of any such payment so reduced.

The Indenture and the rights and obligations of the Company and of the holders of the Bonds thereunder may be changed or modified at any time upon the consent and approval of the Company and of the holders of 66-2/3 per cent in principal amount of the Bonds then outstanding affected by such change or modification, given as provided in the Indenture, and in the manner and subject to the limitations therein set forth; provided, that no such change or modification shall (a) alter or impair the obligation of the Company to pay the principal of, and premium, if any and interest on any Bond at the time and place and at the rate and in the currency provided therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, shall be consented to by the holders of all outstanding Bonds,
(c) affect the Trustee unless consented to by the Trustee or (d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

The principal of this Bond together with accrued interest thereon may be declared, or may become, due and payable before maturity in certain events, on the conditions, in the manner and with the effect set forth in the Indenture.

Subsequent to the initial authentication of the Bonds of the Eighty-eighth Series, each Bond of the Eighty-eighth Series shall be dated as of the date of its authentication, and shall bear interest from the date hereof.

The Bonds of the Eighty-eighth Series may be redeemed at the option of the Company, at any time, on and after November 1, 2008, either as a whole or in part, at the following redemption prices (expressed in percentages of principal amount):

In the 12 Months'                          Redemption
Period Ending                              Price
---------------                            -----------

November 1, 2008 to November 1, 2009       102%
November 1, 2009 to November 1, 2010       101%
November 1, 2010 and thereafter            100%

together, in each case, with interest accrued to the date fixed for redemption, upon notice mailed to the respective registered owners of the Bonds of the Eighty-eighth Series designated for redemption at least 45 days and not more than 90 days prior to the date of redemption, at their addresses appearing upon the Bond registration books, all subject to the conditions more fully set forth in the Indenture. The Bonds of the Eighty-eighth Series may also be redeemed at the option of the Company, at any time, either as a whole or in part, at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon the occurrence of any of the events specified in Section 2.02.6 of the NYSERDA Bond Indenture.

The Bonds of the Eighty-eighth Series are subject to mandatory redemption in the event of any optional or mandatory redemption of the NYSERDA Bonds, in each case upon notice given as provided above, at the applicable redemption price specified in the NYSERDA Bond Indenture for the NYSERDA Bonds being redeemed, in such amount as, together with any moneys available therefor under the NYSERDA Bond Indenture, shall be required, in accordance with the provisions of the Participation Agreement dated as of November 19, 1998 between the Company and NYSERDA, to pay the principal of and premium, if any, and interest on the NYSERDA Bonds so redeemed.

The Bonds of the Eighty-eighth Series are subject to mandatory redemption, as a whole but not in part, at a redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon a declaration by the NYSERDA Bond Trustee that the principal of all NYSERDA Bonds then outstanding is immediately due and payable pursuant to Section 10.01 of the NYSERDA Bond Indenture and upon written notice thereof to the NYSERDA Bond Trustee at least 30 days prior to the date fixed for redemption, provided that no written cancellation of such declaration shall have been received by the Trustee and the Company prior to notice of such redemption having been given to the NYSERDA Bond Trustee.

The Bonds of the Eighty-eighth Series may not be redeemed, either as a whole or in part, except in connection with the payment of a like principal amount of NYSERDA Bonds, either by redemption or at maturity (stated or otherwise).

No recourse shall be had for the payment of any part of principal of, or interest on, this Bond (as well as any premium hereon in case of the redemption hereof prior to maturity), or for any claim based hereon or thereon, or otherwise in any manner with respect hereto, or with respect to the Indenture, to or against any incorporator or any past, present or future stockholder, officer or director of the Company or of any successor corporation, either directly or through the Company or any successor corporation, whether by virtue of any constitution, statute or other provision of law, or by the enforcement of any assessment or penalty, or otherwise, all such liability being expressly waived and released by the acceptance of this Bond and as part of the consideration for the issue hereof, as provided in the Indenture.

If this Bond or any part thereof is called for redemption and payment duly provided, this Bond or such part thereof shall cease to bear interest from and after the date fixed for such redemption.

Registration of transfer of this Bond may be made by the registered owner
(or assigns) in person or by duly authorized attorney, at the corporate trust office of the Trustee, or at such other offices or agencies of the Trustee or the Company as shall be maintained for such purpose, upon the surrender of this Bond, and thereupon a new Bond or Bonds of authorized denominations of the same series for a like aggregate principal amount will be issued to the registered transferee, all in the manner and subject to the terms, conditions and limitations specified in the Indenture. No service charge shall be made for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto. The Company and the Trustee may deem and treat the person in whose name this Bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal and interest due hereon (subject to the provisions of the first paragraph of this Bond), and for all other purposes, and neither the Company, the Trustee nor any paying agent or agency shall be affected by any notice to the contrary, whether this Bond or such interest shall be overdue or not.

This Bond shall not be valid or obligatory for any purpose until authenticated by the execution by the Trustee of the certificate inscribed hereon.

IN WITNESS WHEREOF, the Company has caused this Bond to be executed in its corporate name by a facsimile of the signature (or manual signature) of its President or a Vice President and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.

Dated:                               NIAGARA MOHAWK POWER CORPORATION



                                  By:/s/
                                     --------------------------------
                                Name:
                               Title:

Attest:


Name:
Title

                     [FORM OF TRUSTEE'S CERTIFICATE]

This is one of the Bonds of the Series designated above described in the within-mentioned Indenture.

BANKERS TRUST COMPANY
as Trustee


By: /s/
    -----------------------
     Authorized Officer

                                  PART III

                   MAINTENANCE FUND PROVISION AND RESTRICTIONS
                              AS TO DIVIDENDS

SECTION 1. The Company covenants that so long as any of the Bonds of the Eighty-eighth Series shall be outstanding, it will comply with the provisions of
Section 22 (providing for a maintenance fund for the benefit of Bonds issued under the Indenture) and Section 23 (providing for certain restrictions on the payment of dividends) of Article Fifth of the Indenture as added by the Supplemental Indenture dated as of March 1, 1978.

                                  PART IV

                    PROVISIONS RELATING TO INSTITUTIONAL

SECTION 1. Any term of the Indenture or of the Bonds of the Eighty-eighth Series to the contrary notwithstanding, so long as the NYSERDA Bond Trustee (herein called the "Original Holder") or any of its nominees shall be a holder of any of the Bonds of the Eighty-eighth Series, or if any other institutional holder or its nominee or nominees shall at any time be the holder or holders of at least 5% in aggregate principal amount of the Bonds of the Eighty-eighth Series then outstanding (any such other institutional holder being herein called an "Institutional Holder"), payment to such holder of the principal of and the premium, if any, on any such Bond being redeemed in part and payment of the interest on such Bond shall be made in such manner and at such place as shall be specified by the Original Holder or such Institutional Holder in a written notice filed with the Company, and without any requirement of surrendering such Bond to the Trustee or noting payments thereon. As a condition to making any such payment, there shall be filed with the Trustee an agreement by the Original Holder or other Institutional Holder (designating its nominee or nominees, if any) that in the event that it shall sell or transfer any such Bond it will (a) make a notation thereon of all principal, if any, paid on such Bond and will also note the date to which interest has been paid on such Bond, and (b) promptly notify the Company and the Trustee of the name and address of the transferee of any such Bond so sold or transferred by such holder. Upon request of the Trustee there shall be furnished to the Trustee a certificate or opinion made by the President or a Vice-President and the Treasurer or an Assistant Treasurer of the Company whether the holder of any of the Bonds of the Eighty-eighth Series, other than the Original Holder or its nominee or nominees, is an Institutional Holder and the Trustee may conclusively rely thereon. The Trustee shall not be liable or responsible to the Original Holder or any Institutional Holder or to the Company or to any other person for any act or omission to act on the part of the Company or the Original Holder or such Institutional Holder in connection with the foregoing. The Company will indemnify and save the Trustee harmless against any liabilities resulting from any such act or omission.

SECTION 2. Any term of the Indenture or of the Bonds of the Eighty-eighth Series to the contrary notwithstanding, so long as the Original Holder or any Institutional Holder, or a nominee of the Original Holder or such Institutional Holder, shall be a holder of any of the Bonds of the Eighty-eighth Series in case of any partial redemption of the Bonds of the Eighty-eighth Series the Trustee shall prorate the principal amount of such Bonds to be redeemed among all holders of Bonds of such series in proportion to the principal amount of such Bonds registered in the name of each such holder and shall then designate for redemption with respect to each such holder particular Bonds of such series or portions thereof equal to the principal amount of Bonds to be redeemed so prorated to such registered owner; provided, however, that in any such prorating pursuant to this paragraph the Trustee shall, according to such method as it shall deem proper in its discretion, make such adjustments by increasing or decreasing by not more than $1,000 the amount which would be allocable on the basis of exact proportion to any one or more holders of such Bonds, as may be required to provide that the principal amount so prorated shall be in each instance an integral multiple of $1,000.

                                   PART V

                       FUTURE AMENDMENTS OF INDENTURE

SECTION 1. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, as follows:

     (A) by deleting the provisions of subparagraph l(b) of Paragraph F of
         Section 6 of Article Fourth thereof, of subparagraph l(b) of Paragraph E of Section 7 of Article Fourth thereof and of subsection l(b) of
         Section 8 of Article Fourth thereof;

     (B) by restating Paragraph A of Section 7 of Article Fourth of the Indenture so that, as so restated, it shall be and read as follows:

         "A. The Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds, if any, for which Bonds are then to be issued under this Section 7, shall not previously have been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, or retired out of money paid out by the Trustee under the provisions of Section 9 of this Article Fourth or Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, or used as the basis for a credit under Section 4 of Article Third of this Indenture.";

              and

     (C) by restating subsection (a) of subparagraph 3 of Paragraph E of
         Section 7 of Article Fourth of the Indenture so that, as so restated, it shall be and read as follows:

         "(a) That the Bonds, Underlying Mortgage Obligations and Constituent
              Corporation Bonds, if any, for which Bonds are then to be issued under this Section 7, had not been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, and had not been retired out of moneys paid out by the Trustee under the provisions of Section 9 of this Article Fourth or Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, and had not been used as the basis for a credit under Section 4 of Article Third of this Indenture."

SECTION 2. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Ninth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Section 19 at the end of said Article Ninth:

              "SECTION 19. All parties to this Indenture agree, and each holder of Bonds by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Trustee, to any suit instituted by any holder, or group of holders, of more than 10% in aggregate principal amount of the Bonds outstanding, or to any suit instituted by any holder of Bonds for the enforcement of the payment of the principal of (or premium, if any) or interest on any Bond on or after the maturity date expressed in such Bond."

SECTION 3. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Eleventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented an amended, by amending the first paragraph of Section 2 thereof so that, as so amended, it shall be and read as follows:

              "SECTION 2. Anything herein contained to the contrary notwithstanding, any moneys at any time deposited with the Trustee pursuant to the provisions hereof for the payment of the principal, premium or interest of or upon any Bond or interest coupon and remaining unclaimed for three (3) years after the date upon which such payment shall have become due shall, upon the request of the Company, be repaid to it by the Trustee; provided, that, before being required to make any such repayment, the Trustee may, at the expense of the Company, cause to be published, once a week for four (4) successive calendar weeks, in a daily newspaper, printed in the English language, published and of general circulation in the Borough of Manhattan, The City of New York, State of New York, and in a daily newspaper, printed in the English language, published and of general circulation in each of the other cities (if any) in which such principal, premium or interest, as the case may be, was payable in accordance with the terms of the Bond or interest coupon with respect to which such moneys were deposited, notice that the said moneys have not been claimed, and that after a date named in such notice, the balance of such moneys then unclaimed will be repaid to the Company."

SECTION 4. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph A of Section 2 of Article Twelfth of the Indenture by the addition of the following:

              "The Trustee may, and upon written request of the Company or of the holders of a majority in principal amount of the Bonds outstanding, shall, fix a day, not less than ten (10) days prior to the date of first publication of notice of such meeting, as a record date for the determination of holders of Registered Bonds without coupons, and of Coupon Bonds registered as to principal (otherwise than to bearer), entitled to notice of and to vote at such meeting and any adjournment thereof, and only such registered holders who shall have been such on the date so fixed shall be entitled to notice of and to vote such Bonds at such meeting, and the Registered Bonds without coupons, and the Coupon Bonds registered as to principal (otherwise than to bearer), on such record date may be voted at such meeting and any adjournment thereof only by the persons who shall have been registered holders of such Bonds on such record date or their proxies, notwithstanding any registration of transfer of any such Bonds on the books of the Company after such date. If any Registered Bonds without coupons shall be transferred or shall be exchanged for Coupon Bonds after such record date, or if any Coupon Bonds registered as to principal (otherwise than to bearer) on such record date shall thereafter be registered to bearer, a suitable notation shall be made upon such Bonds at the time of registration of transfer from such registered holder's name or exchange, as the case may be, to record the fact that the registered holder of such Bonds on said record date or his proxies shall be the only persons entitled to vote such Bonds at the meeting. If any Coupon Bond not registered as to principal upon such record date is thereafter so registered (otherwise than to bearer) or is thereafter exchanged for a Registered Bond, the first registered holder in whose name such Bond shall be so registered shall be deemed to have been the registered holder of such Bond on the record date for the purposes of this section, and upon such registration or exchange a notice of such meeting shall be delivered to such registered holder. In any case where a record date is fixed as aforesaid, the list of Bondholders referred to in Paragraph B of this Section 2 shall be based upon the holdings of Bonds on such record date, but shall also include the holders of Coupon Bonds registered as to principal (otherwise than to bearer) after such record date and prior to such meeting and the holders of Registered Bonds received in exchange for Coupon Bonds after such record date and prior to such meeting."

SECTION 5. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Paragraph G to Section 2 thereof:

              "G. Whenever the Company shall deliver to the Trustee an instrument or instruments executed by holders of at least sixty-six and two-thirds per centum (66_%) in aggregate principal amount of the Bonds affected and outstanding at the time of such delivery, consenting to the substance of a proposed modification or amendment to the provisions hereof, thereupon the Trustee shall execute a supplemental indenture in substantially the form provided for by or in such instrument or instruments, and no holder of any Bond shall have any right or interest to object to the execution of said supplemental indenture or to object to any of the terms or provisions therein contained, or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the Company from executing the same or from taking any action pursuant to the provisions thereof, provided that, in lieu of an instrument or instruments executed by holders of Bonds, the consent of the holders of any series of Bonds to any such proposed modification or amendment may be set forth in and evidenced by the supplemental indenture establishing the terms and provisions of such series; and provided further that no such change or modification shall
              (a) alter or impair the obligation of the Company to pay the principal and interest on any Bond outstanding at the time and place and at the rate and in the currency prescribed therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, be consented to by the holders of all outstanding Bonds, (c) affect the Trustee unless consented to by the Trustee or (d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

              It shall not be necessary for any consent of Bondholders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent approves the substance of the matters to which such consent relates. Any consent executed and delivered by any Bondholder shall be binding upon all future holders of Bonds held by such Bondholder at the time of execution of such consent, including without limitation any Bonds issued in substitution or exchange therefor, whether upon transfer or otherwise."

SECTION 6. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Thirteenth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 1 thereof so that, as so amended, it shall be and read as follows:

              "SECTION 1. Any demand, consent, waiver, request, notice or other instrument in writing required or provided by this Indenture to be signed or executed by the holders of any Bonds may be in any number of concurrent writings of similar tenor, and may be signed or executed by such holders in person or by attorney appointed in writing.

              The fact and date of the execution by any person of any such instrument, or of the writing appointing any such attorney, and of the ownership by any person of any Bonds, may be proved in any manner deemed sufficient by the Trustee, and such proof shall be conclusive in favor of the Trustee and the Company.

              Without limiting the generality of the foregoing paragraph:

              A. The signature on a proxy, consent or other such instrument or writing, if believed by the Trustee to be genuine, shall be sufficient to establish the fact of the execution thereof.

              B. The fact of the ownership of any Coupon Bond which shall not at the time be registered as to principal or shall be registered to bearer, and the denomination and serial number of such Bond and the date of holding the same, may be proved by a certificate executed by any trust company, bank, banker or other depositary (wherever situated), showing that at the date therein mentioned the person named in such certificate had on deposit with such depositary the Bond described in such certificate. For all purposes of this Indenture and of any proceedings pursuant hereto for the enforcement hereof or otherwise, to the extent permitted by the provisions of
                  Section 4 of Article Tenth, such person shall be deemed to continue to be the owner of such Bond until the Trustee shall have received notice in writing to the contrary. The ownership of any Registered Bond or of any Coupon Bond which shall at the time be registered as to principal (otherwise than to bearer) shall be proved by the register of Bonds maintained for such purpose."

SECTION 7. The Company reserves the right, without any consent of other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending subparagraph (3) of Paragraph E of Section 9 thereof so that, as so amended, it shall be and read as follows:

              "(3) A statement, in form satisfactory to the Trustee, signed by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company, and verified on information and belief by one of such officers not more than sixty (60) days prior to the receipt thereof by the Trustee, certifying (a) that the Bonds so delivered had previously been actually negotiated by the Company for value; (b) that the Company had bona fide purchased or contracted to purchase said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds at prices (inclusive of accrued interest) to be set forth in the statement, and that such prices were not in excess of 115% of the principal amount of said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds; (c) that the Company is not, so far as known to the officers signing such statement, in default with respect to the performance or observance of any covenant or agreement contained in this Indenture; and (d) that it is not then necessary to retire the Underlying Mortgage Obligations to be purchased to eliminate any excess of the nature in Paragraph D of
              Section 7 hereof."

SECTION 8. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eighty-eighth Series or of any subsequently created series, to amend at any time Article Seventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph E of Section 2 thereof so that, as so amended, it shall be and read as follows:

              "E. To the purchase of Bonds of any series issued and outstanding hereunder or of Underlying Mortgage Obligations or of Constituent Corporation Bonds at not in excess of 115% of the principal amount thereof, in accordance with the provisions of Paragraph E of
              Section 9 of Article Fourth."]

                                    PART VI

                                  THE TRUSTEE

SECTION 1. The Trustee hereby accepts the trusts hereby declared and provided and agrees to perform the same upon the terms and conditions set forth in the Original Indenture and in the indentures supplemental thereto, including this Supplemental Indenture and upon the following terms and conditions:

The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Supplemental Indenture, or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely. To the extent permitted by the provisions of Section 4 of Article Tenth of the Indenture, the Trustee shall not be answerable or accountable for anything whatsoever in connection with this Supplemental Indenture except for its own willful misconduct or negligence.

                                  PART VII

                          MISCELLANEOUS PROVISIONS

SECTION 1. This Supplemental Indenture shall, pursuant to the provisions of Section 4 of Article Twelfth of the Indenture, hereafter form a part of the Indenture; and all the terms and conditions contained in this Supplemental Indenture as to any provision authorized to be contained herein shall be and be deemed to be part of the terms and conditions of the Indenture for any and all purposes. Except as expressly amended and supplemented by this Supplemental Indenture, the Indenture is hereby ratified and confirmed in all respects.

SECTION 2. This Supplemental Indenture may be simultaneously executed in any number of counterparts, and each of such counterparts shall for all purposes be deemed to be an original and shall remain in full force and effect, and all such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Supplemental
Indenture to be executed in their respective corporate names by their respective officers thereunto duly authorized, and their respective corporate seals to be hereto attached and to be duly attested, all as of the day and year first above written.

NIAGARA MOHAWK POWER CORPORATION


By:     /s/Arthur W. Roos
        ----------------------------
        Arthur W. Roos

Title:  Vice President-Treasurer


Attest:


Name:   /s/Kapua Rice
        ----------------------------
        Kapua Rice

Title:  Secretary


STATE OF NEW YORK          )
                           )  ss:
COUNTY OF ONONDAGA         )

On this 17th day of November, before me personally came Arthur W. Roos, to me personally known, who, being by me duly sworn, did depose and say that [s]he resides at Manlius, New York; that [s]he is the Vice President-Treasurer of NIAGARA MOHAWK POWER CORPORATION, the corporation described in and which executed the above instrument; that [s]he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation; and that [s]he signed her/his name thereto by like order.


/s/Eileen Griffith
------------------------------------
Eileen Griffith
Notary Public

IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be executed in their respective corporate names by their respective officers thereunto duly authorized, and their respective corporate seals to be hereto attached and to be duly attested, all as of the day and year first above written.

BANKERS TRUST COMPANY


By:     /s/Vincent Chorney
        ----------------------------
        Vincent Chorney

Title:  Assistant Vice President



Attest:

Name:   /s/William T. Jenkins
        ----------------------------
        William T. Jenkins

Title:  Assistant Treasurer

STATE OF NEW YORK          )
                           )ss:
COUNTY OF NEW YORK         )

On this 17th day of November, before me personally came Vincent Chorney, to me personally known, who, being by me duly sworn, did depose and say that [s]he resides at 215 West 75th Street, New York, New York; that [s]he is an
Assistant Vice President of Bankers Trust, the corporation described in and which executed the above instrument; that [s]he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation; and that [s]he signed her/his name thereto by like order.


/s/Carl Green
------------------------------------
Carl Green
Notary Public

15





                                                              EXHIBIT 10-14

                          INDEPENDENT SYSTEM OPERATOR

                                    AGREEMENT

             TABLE OF CONTENTS

ARTICLE  1:  DEFINITIONS

ARTICLE  2:  SCOPE AND PARTIES

ARTICLE  3:  EFFECTIVE DATE AND TERMINATION

ARTICLE  4:  ORGANIZATIONAL STRUCTURE

ARTICLE  5:  ISO BOARD OF DIRECTORS AND VOTING

ARTICLE  6:  DUTIES OF THE ISO

ARTICLE  7:  MANAGEMENT COMMITTEE

ARTICLE  8:  OPERATING COMMITTEE

ARTICLE  9:  BUSINESS ISSUES COMMITTEE

ARTICLE 10:  DISPUTE RESOLUTION

ARTICLE 11:  RELATIONSHIP OF THE ISO AND MARKET PARTICIPANTS

ARTICLE 12:  RELATIONSHIP BETWEEN THE ISO AND THE NYSRC

ARTICLE 13:  OASIS AND OTHER NOTIFICATION  REQUIREMENTS

ARTICLE 14:  SALE OF TRANSMISSION CONGESTION CONTRACTS

ARTICLE 15:  TAX-EXEMPT FINANCING

ARTICLE 16:  PENALTIES FOR NON-PERFORMANCE

ARTICLE 17:  FINANCIAL SETTLEMENTS

ARTICLE 17A: TRANSMISSION OWNERS RESERVED RIGHTS

ARTICLE 18:  TRANSMISSION SYSTEM EXPANSION

ARTICLE 19:  AMENDMENT OF THIS AGREEMENT AND ISO TARIFFS

ARTICLE 20:  ADDITIONAL CONDITIONS

ARTICLE 21:  REGULATORY JURISDICTION

ARTICLE 22:  ASSIGNMENT

ARTICLE 23:  INDEMNIFICATION

ARTICLE 24:  CLAIMS BY EMPLOYEES AND INSURANCE

ARTICLE 25:  LIMITATION OF LIABILITY

ARTICLE 26:  OTHER PROVISIONS

ISO AGREEMENT

AGREEMENT made as of the 2nd day of December, 1999, by and among CENTRAL HUDSON GAS & ELECTRIC CORPORATION ("Central Hudson"), CONSOLIDATED EDISON COMPANY OF NEW YORK, INC. ("Con Edison"), NEW YORK STATE ELECTRIC & GAS CORPORATION ("NYSEG"), NIAGARA MOHAWK POWER CORPORATION ("NMPC"), ORANGE AND ROCKLAND UTILITIES, INC. ("O&R") and ROCHESTER GAS AND ELECTRIC CORPORATION ("RG&E"), all corporations organized under the laws of the state of New York, and POWER AUTHORITY OF THE STATE OF NEW YORK ("NYPA") and LIPA (LIPA is a subsidiary of the Long Island Power Authority, a corporate municipal instrumentality of the state of New York), corporate municipal instrumentalities of the state of New York (collectively the "Incorporating Parties") and all subsequent signatories to this Agreement;

                              W I T N E S S E T H:

WHEREAS, the Incorporating Parties, other than NYPA, established the New York Power Pool ("NYPP") by agreement made as of the 21st day of July, 1966, and NYPA subsequently joined the NYPP on October 11, 1967; and

WHEREAS, the Incorporating Parties are the current Member Systems of the NYPP under an agreement made as of the 16th day of July, 1991 ("NYPP Agreement"); and

WHEREAS, on December 30, 1996, the Incorporating Parties filed a proposed amendment to the NYPP Agreement with the Commission to comply with Order Nos. 888 et seq.; and

WHEREAS, the Incorporating Parties have invested in and operate the interconnected NYS Power System and intend that their customers and shareholders, as the case may be, reasonably benefit from its use; and

WHEREAS, the Incorporating Parties believe and expect that through their initiatives, as well as those of federal and state regulatory bodies, competition in the Wholesale Market will be enhanced in New York State; and

WHEREAS, the Incorporating Parties desire to maintain the reliable operation of their electric systems and to provide a more efficient means whereby all interested parties can participate in the competitive Wholesale Market in New York; and

WHEREAS, the Incorporating Parties have established and staffed facilities necessary to monitor the NYS Power System facility located near Albany, New York ("Control Center"), for the principal purposes of:

(1) coordinating the operations of the Incorporating Parties insofar as they may affect the reliability of the NYS Power System;
(2)  dispatching Energy requirements on an economic basis; and
(3) monitoring the internal and external operations of the NYS Power System to ensure the unimpaired overall security of bulk power supply at all times; and

WHEREAS, the Incorporating Parties desire to create a New York Independent System Operator ("ISO") and the Incorporating Parties agree that the principal mission of the ISO shall be:

(1) to maintain the safety and short-term reliability of the NYS Power System in conformance with Reliability Rules promulgated by the New York State Reliability Council ("NYSRC") so as to maintain the integrity and reliability of the interconnected NYS Power System;
(2) to maintain the internal and external operations of the NYS Power System which may have an impact on the security of the interconnected NYS Power System in accordance with the terms of the ISO Agreement; and
(3) to comply with the Commission's ISO principles as stated in Order Nos. 888 et seq.; and

WHEREAS, the Incorporating Parties agree that the ISO shall:

(1)  provide open access to the NYS Transmission System;
(2)  provide non-discriminatory treatment for all Market Participants; and
(3) provide for meaningful involvement by Parties in the oversight of the NYS Transmission System in accordance with the provisions of this ISO Agreement.

WHEREAS, the Incorporating Parties have contemporaneously created a NYSRC, with the principal mission of establishing and maintaining Reliability Rules, protocols, and standards for use by the ISO; and

WHEREAS, the Incorporating Parties agree that a competitive Wholesale Market can be operated in a reliable and efficient fashion most effectively by the ISO, the Power Exchanges, and other Market Participants; and

WHEREAS, nothing in the ISO Agreement is intended to inhibit or prevent the further development of a competitive retail electric market; and

WHEREAS, the Incorporating Parties agree that the ISO should establish and operate an Open Access Same-Time Information System ("OASIS");

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements herein set forth, the Incorporating Parties and all subsequent Parties do hereby agree with each other, for themselves and for their successors and assigns, to create and operate the ISO in accordance herewith.

ARTICLE 1:  DEFINITIONS 1 DEFINITIONS

Terms used in this Agreement will have the meaning set forth in this Article.

1.1  AFFILIATE.

With respect to a person or entity, any individual, corporation, partnership, firm, joint venture, association, joint-stock company, trust or unincorporated organization, directly or indirectly controlling, controlled by, or under common control with, such person or entity. The term "Control" shall have the meaning set forth in this Article.

1.2  ANCILLARY SERVICES.

Services necessary to support the transmission of Energy from Generators to Loads, while maintaining reliable operation of the NYS Power System in accordance with Good Utility Practice and Reliability Rules. Ancillary Services include Scheduling, System Control and Dispatch Service; Reactive Supply and Voltage Support Services (or "Voltage Support Service"); Regulation and Frequency Response Service (or "Regulation Service"); Energy Imbalance Service; Operating Reserve Service; and Black Start Capability.

1.3  ANNUAL TRANSMISSION REVENUE REQUIREMENT.

The total annual cost for each Transmission Owner (other than LIPA) to provide transmission service subject to review and acceptance by the Commission.

1.4  AUTOMATIC GENERATION CONTROL ("AGC").

The automatic regulation of the power output of electric Generators within a prescribed range in response to a change in system frequency, or tie-line loading, to maintain system frequency or scheduled interchange with other areas within predetermined limits.

1.5  BID.

Offer to purchase and/or sell Energy, Transmission Congestion Contracts and/or Ancillary Services at a specified price that is duly submitted to the ISO pursuant to ISO Procedures.

1.6  BID PRICE.

The price at which the Supplier offering the Bid is prepared to provide the product or service, or the buyer offering the Bid is willing to pay to receive such product or service.

1.7  BILATERAL TRANSACTION.

A Transaction between two or more parties for the purchase and/or sale of Capacity, Energy, and/or Ancillary Services other than those in the ISO Administered Markets.

1.8  CAPABILITY PERIOD.

Six (6) month periods which are established as follows: (1) from May 1 through October 31 of each year ("Summer Capability Period"); and (2) from November 1 of each year through April 30 of the following year ("Winter Capability Period"); or such other periods as may be determined by the Operating Committee of the ISO. A Summer Capability Period followed by a Winter Capability Period shall be referred to as a "Capability Year." Each Capability Period shall consist of On-Peak and Off-Peak periods.

1.9  CAPACITY.

The capability to generate or transmit electrical power, measured in megawatts ("MW").

1.10  CODE OF CONDUCT.

The rules, procedures and restrictions concerning the conduct of ISO Directors and employees contained in Attachment F to the ISO Open Access Transmission Tariff.

1.11  COMMERCIAL CONSUMER.

An End-Use Consumer that takes service under a Transmission Owner's commercial rate classification or is eligible to do so but takes service under a special contract.

1.12  COMMISSION ("FERC").

The Federal Energy Regulatory Commission, or any successor agency.

1.13  COMMITTEE.

The Management Committee, the Business Issues Committee or the Operating Committee of the ISO, as the context may require.

1.14  COMPLETED APPLICATION.

An Application that satisfies all of the information and other requirements of an ISO Tariff.

1.15  CONFIDENTIAL INFORMATION.

Information and/or data that has been designated by an entity taking service under an ISO Tariff to be proprietary and confidential, provided that such designation is consistent with ISO Procedures and the applicable ISO Tariff, including the ISO Code of Conduct.

1.16  CONGESTION.

A characteristic of the transmission system produced by a constraint on the optimum economic operation of the power system, such that the marginal price of Energy to serve the next increment of Load, exclusive of losses, at different locations on the transmission system is unequal.

1.17  CONGESTION RENT.

The opportunity costs of transmission Constraints on the NYS Transmission System. Congestion Rents are collected by the ISO from Loads through its facilitation of the LBMP Market Transactions and the collection of Transmission Usage Charges from Bilateral Transactions, and paid to Primary Holders.

1.18  CONTROL.

The possession, directly or indirectly, of the power to direct the management or policies of a person or an entity. A voting interest of ten percent or more shall create a rebuttable presumption of control. There is a rebuttable presumption that an entity controls another entity if, either directly or indirectly: (i) an entity has ten percent or more of the ownership interest of another entity; or (ii) an entity has the ability to exercise ten percent or more of the voting interests of another entity.

1.19  CONTROL AREA.

An electric power system or combination of electric power systems to which a common automatic generation control scheme is applied in order to:

(1) match, at all times, the power output of the Generators within the electric power system(s), and capacity and energy purchased from entities outside the electric power system(s), with the Load within the electric power system(s);
(2) maintain scheduled interchange with other Control Areas, within the limits of Good Utility Practice;
(3) maintain the frequency of the electric power system(s) within reasonable limits in accordance with Good Utility Practice; and
(4) provide sufficient generating capacity to maintain operating reserves in accordance with Good Utility Practice.

1.20  CONTROL AREA SERVICES.

Services provided by the ISO under the ISO Services Tariff related to the ISO's responsibilities as the Control Area operator for the NYCA.

1.21  COOPERATIVELY OWNED ELECTRIC SYSTEM.

A cooperatively owned electric system that owns or controls distribution facilities and provides electric service in accordance with the Rural Electric Corporation Law, and is located within the New York Control Area.

1.22  CURTAILMENT OR CURTAIL.

A reduction in Firm or Non-Firm Transmission Service in response to a transmission capacity shortage as a result of system reliability conditions.

1.23  CUSTOMER.

An entity taking services under the ISO Services Tariff.

1.24  DAY-AHEAD.

Nominally, the twenty-four (24) hour period directly preceding the Dispatch Day, except when this period may be extended by the ISO to accommodate weekends and holidays.

1.25  DAY-AHEAD MARKET.

The ISO Administered Market in which Capacity, Energy and/or Ancillary Services are scheduled and sold Day-Ahead consisting of the Day-Ahead scheduling process, price calculations and Settlements.

1.26  DIRECT SALE.

The sale of TCCs directly to a buyer by the Primary Owner through a non-discriminatory auditable sale conducted on the ISO's OASIS, in compliance with the requirements and restrictions set forth in Commission Order Nos. 888 et seq. and 889 et seq.

1.27  DISPATCH DAY.

The twenty-four (24) hour period commencing at the beginning of each day (0000 hour).

1.28  DISPUTE RESOLUTION ADMINISTRATOR ("DRA").

An individual hired by the ISO to administer the Dispute Resolution Process established in the ISO Tariffs and ISO Agreement.

1.29  DISPUTE RESOLUTION PROCESS ("DRP").

The procedures: (1) described in the ISO Tariffs and ISO Agreement that are used to resolve disputes between Market Participants and the ISO involving services provided under the ISO Tariffs (excluding applications for rate changes or other changes to the ISO Tariffs or rules relating to such services); and (2) described in the ISO/NYSRC Agreement that are used to resolve disputes between the ISO and NYSRC involving the implementation and/or application of the Reliability Rules.

1.30  EMERGENCY.

Any abnormal system condition that requires immediate automatic or manual action to prevent or limit loss of transmission facilities or Generators that could adversely affect the reliability of an electric system.

1.31 END-USE  CONSUMER.

A Party that is (i) a Large Consumer, (ii) a Small Consumer, (iii) a not-for-profit organization that represents Small Consumers, (iv) a governmental agency that advocates on behalf of Small Consumers, or (v) a governmental agency that acts as a retail Load aggregator primarily for Small Consumers; provided, however that an End-Use Consumer may not be an Affiliate of a Transmission Owner, Generator, Other Supplier, Public Power Party or Environmental Party regardless of where located.

1.32  ENERGY ("MWH").

A quantity of electricity that is bid, produced, purchased, consumed, sold, or transmitted over a period of time, and measured or calculated in megawatt hours.

1.33  ENERGY SERVICE COMPANY ("ESCO").

A Load Serving Entity (other than an entity supplying its own Load), a retail load aggregator or a provider of comprehensive energy services, serving customers in New York State.

1.34  ENVIRONMENTAL PARTY.

An environmental organization that is certified by the ISO Board as a non-Market Participant and is a Party to the ISO Agreement.

1.35  EXISTING TRANSMISSION AGREEMENT ("ETA").

An agreement between two or more Transmission Owners, or between a Transmission Owner and another entity, that was executed and was in effect on the date that the ISO commenced operations, including amendments and superseding issues thereof (including service agreements) under individual Transmission Owners open access tariffs (provided that the Points of Injection ("POI") and Points of Withdrawal ("POW") and contract amounts do not change). Existing Transmission Agreements are either Transmission Wheeling Agreements or Transmission Facility Agreements, and are listed in the ISO OATT.

1.36  EXTERNAL TRANSACTIONS.

Purchases, sales or exchanges of Energy, Capacity or Ancillary Services for which either the Point of Injection ("POI" ) or Point of Withdrawal ("POW") or both are located outside the NYCA (i.e. Exports, Imports or Wheels Through).

1.37  FEDERAL POWER ACT ("FPA").

The Federal Power Act, as may be amended from time-to-time (See, 16. U.S.C. 796 et seq.).

1.38  GENERATOR.

A facility that:

a.   is located in the NYCA, or
b.   is supplying capacity to the NYCA, or
c. for the purposes of ISO governance, has filed an application for siting approval pursuant to Article X of the New York State Public Service Law, or other applicable law, which is deemed complete by the Article X Board or other such agency. An entity that qualifies under subsection (c) will retain its status until the entity's application is denied or withdrawn.

1.39  GENERATOR OWNER.

A Party that owns, or leases with rights equivalent to ownership, a Generator. Purchasing all or a portion of the output of a Generator shall not be sufficient to qualify a Party for participation in the Generation Owner sector for purposes of ISO governance.

1.40  GOOD UTILITY PRACTICE.

Any of the practices, methods or acts engaged in or approved by a significant portion of the electric utility industry during the relevant time period, or any of the practices, methods or acts which, in the exercise of reasonable judgment in light of the facts known at the time the decision was made, could have been expected to accomplish the desired result at a reasonable cost consistent with good business practices, reliability, safety and expedition. Good Utility Practice is not intended to be limited to the optimum practice, method or act to the exclusion of all others, but rather to delineate acceptable practices, methods, or acts generally accepted in the region.

1.41  GOVERNMENT BONDS.

Tax-exempt bonds issued by the New York Power Authority pursuant to Section 103 and related provisions of the Internal Revenue Code, 26 U.S.C. 103.

1.42  INDEPENDENT SYSTEM OPERATOR ("ISO").

The New York Independent System Operator, Inc., a not-for-profit corporation established pursuant to the ISO Agreement.

1.43  INDEPENDENT SYSTEM OPERATOR AGREEMENT ("ISO AGREEMENT" OR "AGREEMENT").

The agreement that establishes the New York ISO.

1.44 INDEPENDENT SYSTEM OPERATOR/NEW YORK STATE RELIABILITY COUNCIL AGREEMENT ("ISO/NYSRC AGREEMENT").

The agreement between the ISO and the NYSRC governing the relationship between the two organizations.

1.45 INDEPENDENT SYSTEM OPERATOR/TRANSMISSION OWNER AGREEMENT ("ISO/TO AGREEMENT").

The agreement that establishes the terms and conditions under which the Transmission Owners transferred to the ISO Operational Control over designated transmission facilities.

1.46  INDUSTRIAL CONSUMER.

An End-Use Consumer that takes service under a Transmission Owner's industrial rate classification or is eligible to do so but takes service pursuant to a special contract.

1.47  INSTALLED CAPACITY.

A Generator or Load facility that complies with the requirements in the Reliability Rules and is capable of supplying and/or reducing the demand for Energy in the NYCA for the purpose of ensuring that sufficient Energy and Capacity are available to meet the Reliability Rules. The Installed Capacity requirement, established by the NYSRC, includes a margin of reserve in accordance with the Reliability Rules.

1.48  INTERCONNECTION OR INTERCONNECTION POINTS ("IP").

The point(s) at which the NYCA connects with a distribution system or adjacent Control Area. The IP may be a single tie line or several tie lines that are operated in parallel.

1.49  INTERFACE.

A defined set of transmission facilities that separate Load Zones and that separate the NYCA from adjacent Control Areas.

1.50  INVESTOR-OWNED TRANSMISSION OWNERS.

A Transmission Owner that is owned by private investors. At the present time these include: Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc., New York State Electric & Gas Corporation, Niagara Mohawk Power Corporation, Orange and Rockland Utilities, Inc., and Rochester Gas and Electric Corporation.

1.51  ISO ADMINISTERED MARKETS.

The Day-Ahead Market and the Real-Time Market (collectively the LBMP Markets) and any other market administered by the ISO.

1.52  ISO OATT.

The ISO Open Access Transmission Tariff.

1.53  ISO PROCEDURES.

The procedures adopted by the ISO in order to fulfill its responsibilities under the ISO OATT, the ISO Services Tariff and the ISO Related Agreement, and consistent with the Reliability Rules.

1.54  ISO RELATED AGREEMENTS.

Collectively, the ISO Agreement, the ISO/TO Agreement, the NYSRC Agreement and the ISO/NYSRC Agreement.

1.55  ISO SERVICES TARIFF.

The ISO Market Administration and Control Area Services Tariff.

1.56  ISO TARIFFS.

The ISO OATT and the ISO Services Tariff, collectively.

1.57  LARGE CONSUMER.

An Industrial Consumer or a Commercial Consumer whose peak load in any month within the previous twelve months was two megawatts or more.

1.58  LBMP MARKETS.

A term that collectively refers to both the Real-Time Market and the Day-Ahead Market.

1.59  LBMP TRANSITION PERIOD PAYMENTS ("LTPP").

Fixed monthly payments, as detailed in Attachment K of the ISO OATT, made between or among the Investor-Owned Transmission Owners to mitigate transmission cost-shifting as the competitive market is introduced for Energy and transmission pricing.

1.60  LIPA TAX-EXEMPT BONDS.

Obligations of the Long Island Power Authority, the interest on which is not included in gross income under the Internal Revenue Code.

1.61  LOAD.

A term that refers to either a consumer of Energy or the amount of demand
(MW) or Energy (MWh) consumed by certain customers.

1.62  LOAD SERVING ENTITY ("LSE").

Any entity, including a Municipal Electric System and a Cooperatively Owned Electric System, authorized or required by law, regulatory authorization or requirement, agreement, or contractual obligation to supply Energy, Capacity and/or Ancillary Services to retail customers located within the NYCA, including an entity that takes service from the ISO to supply its own Load within the NYCA; provided, however, that such entity has obtained all governmental authorizations necessary to serve Load in the NYCA.

1.63  LOAD SHEDDING.

The systematic reduction of system demand by temporarily decreasing Load in response to a transmission system or area Capacity shortage, system instability, or voltage control considerations under the ISO OATT.

1.64  LOCAL FURNISHING BONDS.

Tax-exempt bonds issued by a Transmission Owner under an agreement between the Transmission Owner and the New York State Energy Research and Development Authority ("NYSERDA"), or its successor, or by a Transmission Owner itself, and pursuant to Section 142(f) of the Internal Revenue Code, 26 U.S.C. 142(f).

1.65  LOCALITY.

A single LBMP Load Zone or set of adjacent LBMP Load Zones within one Transmission District within which a minimum level of Installed Capacity must be maintained.

1.66  LOCAL RELIABILITY RULE.

A Reliability Rule established by a Transmission Owner, and adopted by the NYSRC to meet specific reliability concerns in limited areas of the NYCA, including without limitation, special conditions and requirements applicable to nuclear plants and special requirements applicable to the New York City metropolitan area.

1.67  LOCATIONAL BASED MARGINAL PRICING ("LBMP").

A pricing methodology under which the price of Energy at each location in the NYS Transmission System is equivalent to the cost to supply the next increment of Load at that location (i.e., the short-run marginal cost). The short-run marginal cost takes generation Bid Prices and the physical aspects of the NYS Transmission System into account. The short-run marginal cost also considers the impact of Out-of-Merit Generation (as measured by its Bid Price) resulting from the Congestion and Marginal Losses occurring on the NYS Transmission System which are associated with supplying an increment of Load. The term LBMP also means the price of Energy bought or sold in the LBMP Markets at a specific location.

1.68  LOCATIONAL INSTALLED CAPACITY REQUIREMENT.

A determination by the ISO of that portion of the state-wide Installed Capacity requirement that must be electrically located within a Locality in order to ensure that sufficient Energy and Capacity are available in that Locality and that appropriate reliability criteria are met.

1.69  MARGINAL LOSSES.

The NYS Transmission System Real Power Losses associated with each additional MWh of consumption by Load, or each additional MWh transmitted under a Bilateral Transaction as measured at the Points of Withdrawal.

1.70  MARKET PARTICIPANT.

An entity, excluding the ISO, that is a Transmission Customer under the ISO OATT, Customer under the ISO Services Tariff, Power Exchange, Transmission Owner, Primary Holder, LSE, or Supplier, and their designated agents. Market Participants also include entities buying or selling TCCs.

1.71  MARKET POWER MONITORING PROGRAM.

The program approved by the Commission and implemented by the ISO that is intended to review and analyze data with respect to the possible exercise of market power in an ISO Administered Market.

1.72  MARKET SERVICES.

Services provided by the ISO under the ISO Services Tariff related to the ISO Administered Markets for Energy, Capacity and Ancillary Services.

1.73  MEMBER SYSTEMS.

The eight Transmission Owners that comprise the membership of the New York Power Pool.

1.74  MODIFIED WHEELING AGREEMENT ("MWA").

A Transmission Agreement in existence, as amended, between Transmission Owners, that is associated with existing Generators or power supply contracts, that will be modified effective upon LBMP implementation. The terms and conditions of the MWA will remain the same as the original agreement, except as noted in the ISO OATT.

1.75  MUNICIPAL ELECTRIC SYSTEM.

A municipally owned electric system that owns or controls distribution facilities and provides electric service in accordance with the New York State General Municipal Law or Village Law, and is located within the New York Control Area. For the purposes of ISO governance, the Green Island Power Authority shall be considered a Municipal Electric System.

1.76  NERC.

The North American Electric Reliability Council.

1.77  NEW YORK CONTROL AREA ("NYCA").

The Control Area that is under the control of the ISO which includes transmission facilities listed in the ISO/TO Agreement Appendices A-1 and A-2, as amended from time-to-time, and Generation located outside the NYS Power System that is subject to protocols (e.g., telemetry signal biasing) which allow the ISO and other Control Area operator(s) to treat some or all of that Generation as though it were part of the NYS Power System.

1.78  NEW YORK POWER POOL ("NYPP")

An organization established by agreement (the "New York Power Pool Agreement") made as of July 21, 1996, and amended as of July 16, 1991, by and among Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc., Long Island Lighting Company, New York State Electric & Gas Corporation, Niagara Mohawk Power Corporation, Orange and Rockland Utilities, Inc., Rochester Gas and Electric Corporation, and the Power Authority of the State of New York. LIPA became a Member of the NYPP on May 28, 1998 as a result of the acquisition of the Long Island Lighting Company by the Long Island Power Authority.

1.79  NEW YORK STATE RELIABILITY COUNCIL ("NYSRC").

An organization established by agreement among the Member Systems to promote and maintain the reliability of the NYS Power System ("NYSRC Agreement").

1.80  NON-MARKET PARTICIPANT.

An organization that represents Small Consumers, an environmental organization, a governmental agency that advocates on behalf of Small Consumers, or a governmental agency that acts as a retail Load aggregator primarily for Small Consumers; provided that such organization is certified by the ISO Board pursuant to the provisions of Section 2.02 of the Agreement as eligible to participate in the governance of the ISO.

1.81  NORMAL STATE.

The condition that the NYS Power System is in when the Transmission Facilities Under ISO Operational Control are operated within the parameters listed for Normal State in the Reliability Rules. These parameters include, but are not limited to, thermal, voltage, stability, frequency, operating reserve and Pool Control Error limitations.

1.82  NPCC.

The Northeast Power Coordinating Council.

1.83  NRC.

The Nuclear Regulatory Commission, or any successor thereto.

1.84  NYPA

The Power Authority of the State of New York.

1.85  NYPA TRANSMISSION ADJUSTMENT CHARGES ("NTAC").

A surcharge on all Energy Transactions designed to recover the Annual Transmission Revenue Requirement of NYPA which cannot be recovered through its TSC, TCCs, or other transmission revenues, including, but not limited to, its ETA revenues. This charge will be assessed to all Load state-wide, as well as Transmission Customers in Wheels Through and Exports.

1.86  NYS POWER SYSTEM.

All facilities of the NYS Transmission System, and all those Generators located within the NYCA or outside the NYCA, some of which may be from time-to-time subject to operational control by the ISO.

1.87  NYS TRANSMISSION SYSTEM.

The entire New York State electric transmission system, which includes:
(1) the Transmission Facilities Under ISO Operational Control; (2) the Transmission Facilities Requiring ISO Notification; and (3) all remaining transmission facilities within the NYCA.

1.88  OFF-PEAK.

The hours between 11 p.m. and 7:00 a.m., prevailing Eastern Time, Monday through Friday, and all day Saturday and Sunday, and NERC-defined holidays, or as otherwise decided by the ISO.

1.89  ON-PEAK.

The hours between 7 a.m. and 11 p.m. inclusive, prevailing Eastern Time, Monday through Friday, except for NERC-defined holidays, or as otherwise decided by the ISO.

1.90  OPEN ACCESS SAME-TIME INFORMATION SYSTEM ("OASIS").

The information system and standards of conduct contained in Part 37 of the Commission's regulations and all additional requirements implemented by subsequent Commission orders dealing with OASIS.

1.91  OPERATING CAPACITY.

Capacity that is readily converted to Energy and  is measured in MW.

1.92  OPERATING RESERVES.

Generating Capacity that is available to supply Energy, or Interruptible Load Resources that are available to Curtail Energy usage, in the event of contingency conditions which meet the requirements of the ISO. Operating Reserves include spinning reserves, ten-minute non-synchronized reserves, and thirty-minute reserves.

1.93  OPERATIONAL CONTROL

Directing the operation of the Transmission Facilities Under ISO Operational Control to maintain these facilities in a reliable state, as defined by the Reliability Rules. The ISO shall approve operational decisions concerning these facilities, made by each Transmission Owner before the Transmission
Owner implements those decisions. In accordance with ISO Procedures, the ISO shall direct each Transmission Owner to take certain actions to restore the system to the Normal State. Operational Control includes security monitoring, adjustment of generation and transmission resources, coordination and approval of changes in transmission status for maintenance, determination of changes in transmission status for reliability, coordination with other Control Areas, voltage reductions and Load Shedding, except that each Transmission Owner continues to physically operate and maintain its facilities.

1.94  ORDER NOS. 888 ET SEQ.

The Final Rule entitled Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities, issued by the Commission on April 24, 1996, in Docket Nos. RM95-8-000 and RM94-7-001, as modified on rehearing, or upon appeal. (See FERC Stats. & Regs. [Regs. Preambles January 1991- June 1996] 31,036 (1996) ("Order No. 888"), on reh'g, III FERC Stats. & Regs. 31,048 (1997) ("Order No. 888-A"), on reh'g, 81 FERC 61,248 (1997) ("Order No. 888-B"), order on reh'g, 82 FERC 61,046 (1998)
("Order No. 888-C") ("Order No. 888-C").

1.95  ORDER NOS. 889 ET SEQ.

The Final Rule entitled Open Access Same-Time Information System (formerly Real-Time Information Networks) and Standards of Conduct, issued by the Commission on April 24, 1996, in Docket No. RM95-9-000, as modified on rehearing, or upon appeal. (See FERC Stats. & Regs. [Regs. Preambles 1991-1996] 31,035 (1996) ("Order No. 889"), on reh'g, III FERC Stats
& Regs. 31,049 (1997) ("Order No. 889-A"), on  eh'g, 81 FERC 61,253 (1997)
("Order No. 889-B")).

1.96  OTHER SUPPLIER.

A Party that is a seller, buyer, broker, aggregator, Power Exchange, ESCO or transmitter of capacity or energy in, from or through the New York Control Area, provided, however, that for the purposes of ISO governance a Municipal Electric System, a Cooperatively Owned Electric System and a governmental agency that acts as a retail Load aggregator shall not qualify as an Other Supplier.

1.97  OUT-OF-MERIT GENERATION.

Generators producing at a different level of output than they would produce in a dispatch to meet Load which was not security constrained. Out-of-Merit Generation occurs to maintain system reliability or to provide Ancillary Services.

1.98  PARTY.

A signatory to one of the ISO Related Agreements, with respect to that agreement.

1.99  POINT(S) OF INJECTION ("POI" OR "POINT OF RECEIPT").

The point(s) on the NYS Transmission System where Energy, Capacity and Ancillary Services will be made available to the ISO by the delivering party under the ISO OATT or the ISO Services Tariff. The Point(s) of Injection shall be specified in the Service Agreement.

1.100  POINT(S) OF WITHDRAWAL ("POW" OR "POINT OF DELIVERY").

The point(s) on the NYS Transmission System where Energy, Capacity and Ancillary Services will be made available to the receiving party under the ISO OATT or the ISO Services Tariff. The Point(s) of Withdrawal shall be specified in the Service Agreement.

1.101  POOL CONTROL ERROR ("PCE").

The difference between the actual and scheduled interchange with other Control Areas, adjusted for frequency bias.

1.102  POWER EXCHANGE ("PE").

A commercial entity meeting the requirements for service under the ISO OATT or the ISO Services Tariff that facilitates the purchase and/or sale of Energy, Capacity and/or Ancillary Services in a New York Wholesale Market. A PE may transact with the ISO on its own behalf or as an agent for others.

1.103  POWER FLOW.

A simulation which determines the Energy flows on the NYS Transmission System and adjacent transmission systems.

1.104  PRIMARY HOLDER.

A Primary Holder of each TCC is the Primary Owner of that TCC or the party that purchased that TCC at the close of the centralized TCC auction. With respect to each TCC, a Primary Holder must be: (1) a Transmission Customer that has purchased the TCC in the centralized TCC auction, and that has not resold it in that same auction; (2) a Transmission Customer that has purchased the TCC in a Direct Sale and has not resold it through an auction or through a Direct Sale with another Transmission Customer; (3) the Primary Owner who has retained the TCC and did not sell it through the auction; or (4) the Primary Owners of the TCC that allocated the TCC to certain Transmission Customers or sold it in the Secondary Market or sold through a Direct Sale to an entity other than a Transmission Customer. The ISO shall settle Congestion Rents with the Primary Holder of each TCC.

1.105  PRIMARY OWNER.

The Primary Owner of each TCC is the Transmission Owner or other party that has acquired the TCC through conversion of rights under an existing Transmission Agreement or the Transmission Owner that acquired the TCC through the ISO's allocation of residual TCCs, in accordance with the provisions of the ISO OATT.

1.106  PSC.

The Public Service Commission of the State of New York or any successor agency thereto.

1.107  PUBLIC POWER PARTY.

A State Public Power Authority, a Municipal Electric System or Cooperatively-Owned Electric System.

1.108  REAL-TIME MARKET.

The ISO Administered Market resulting from the operation of the Security Constrained Dispatch ("SCD").

1.109  RELIABILITY RULES.

Those rules, standards, procedures and protocols developed and promulgated by the NYSRC, including Local Reliability Rules, in accordance with NERC, NPCC, FERC, PSC and NRC standards, rules and regulations and other criteria, and pursuant to the NYSRC Agreement.

1.110  RESIDENTIAL CONSUMER.

An End-Use Consumer that takes service under a Transmission Owner's residential rate classification.

1.111  SAFE OPERATIONS.

Actions that avoid placing personnel and equipment in peril with regard to the safety of life and equipment damage.

1.112  SECURITY CONSTRAINED DISPATCH ("SCD").

The allocation of Load to Generators by the ISO through the operation of a computer algorithm which continuously calculates individual Generator loading at minimum Bid cost, balancing Load and scheduled interchange with Generation while meeting all Reliability Rules and Generator performance Constraints consistent with the terms of the ISO Services Tariff.

1.113  SERVICE AGREEMENT.

The agreement, in the form of Attachment A to the ISO OATT or the ISO Services Tariff, and any amendments or supplements thereto entered into by a Transmission Customer and the ISO for Transmission Service under the ISO OATT or between the ISO and a Customer for services under the ISO Services Tariff or any unexecuted Service Agreement, amendments or supplements thereto, that the ISO unilaterally files with the Commission.

1.114  SETTLEMENT.

The process of determining the charges to be paid to, or by, a Transmission Customer or a Customer to satisfy its obligations.

1.115  SMALL CONSUMER

A Residential Consumer, or an Industrial or Commercial Consumer whose peak Load did not equal or exceed two megawatts in any month within the previous twelve months. Industrial and Commercial Consumers with common ownership of fifty percent or more may aggregate their usage in order to qualify to participate in ISO governance as Large Consumers.

1.116  STATE PUBLIC POWER AUTHORITY.

A public authority or corporate municipal instrumentality, including a subsidiary thereof, created by the state of New York under the Public Authorities Law that owns or operates generation or transmission and that is authorized to produce, transmit or distribute electricity for the benefit of the citizens of the entire state or for the citizens in two or more counties of the state.

1.117  STRANDABLE COSTS.

Prudent and verifiable expenditures and commitments made pursuant to a Transmission Owner's legal obligations that are currently recovered in the Transmission Owner's retail or wholesale rate that could become unrecoverable as a result of a restructuring of the electric utility industry and/or electricity market, or as a result of retail-turned-wholesale customers, or customers switching generation or transmission service suppliers.

1.118  STRANDED INVESTMENT RECOVERY CHARGE.

A charge established by a Transmission Owner to recover Strandable Costs.

1.119  SUPPLEMENTAL RESOURCE EVALUATION ("SRE").

A determination of the least cost selection of additional generators, which are to be committed, to meet changed conditions that may cause the original system dispatch to be inadequate to meet load and/or reliability requirements.

1.120  SUPPLIER.

A Party that is supplying the Capacity, Energy and/or associated Ancillary Services to be made available under the ISO OATT or the ISO Services Tariff, including Generators and Demand Side Resources that satisfy all applicable ISO requirements.

1.121  TCC MARKET CLEARING PRICE.

The market clearing price for TCCs awarded in the centralized TCC auction is the price at which all TCCs between specific POIs and POWs in a specific stage of the auction are sold for the duration of the centralized TCC auction period.

1.122  THIRD PARTY TRANSMISSION WHEELING AGREEMENTS ("THIRD PARTY TWAS").

A Transmission Wheeling Agreement, as amended, between Transmission Owner or between a Transmission Owner and an entity that is not a Transmission Owner associated with the purchase (or sale) of Energy, Capacity, and/or Ancillary Services for the benefit of an entity that is not a Transmission Owner. These agreements are listed in Attachment L, Table 1.

1.123  TRANSFER CAPABILITY.

The measure of the ability of interconnected electrical system to reliably move or transfer power from one area to another over all transmission facilities (or paths) between those areas under specified system conditions.

1.124  TRANSMISSION CONGESTION CONTRACT ("TCC").

The right to collect or obligation to pay Congestion Rents associated with a single MW of transmission between a specified POI and POW. TCCs are financial instruments that enable Energy buyers and sellers to hedge fluctuations in the price of transmission.

1.125  TRANSMISSION CUSTOMER.

Any entity (or its designated agent) that receives Transmission Service pursuant to a Service Agreement and the terms of the ISO OATT.

1.126  TRANSMISSION DISTRICT.

The geographic area served by the Investor-Owned Transmission Owner and LIPA, as well as the customers directly interconnected with the transmission facilities of the Power Authority of the State of New York.

1.127  TRANSMISSION FACILITIES UNDER ISO OPERATION CONTROL.

The transmission facilities of the Transmission Owners listed in Appendix
A-1 of the ISO/TO Agreement, ("Listing of Transmission Facilities Under ISO Operational Control"), that are subject to the Operational Control of the ISO. This listing may be amended from time-to-time as specified in the ISO/TO Agreement.

1.128  TRANSMISSION FACILITIES REQUIRING ISO NOTIFICATION.

The transmission facilities of the Transmission Owners listed in Appendix
A-2 of the ISO/TO Agreement, "Listing of Transmission Facilities Requiring ISO Notification, "whose status of operation must be provided to the ISO by the Transmission Owners (for the purposes stated in the ISO Tariffs, and in accordance with, the ISO Tariffs and ISO/TO Agreement) prior to the Transmission Owners making operational changes to the state of these facilities. This listing may be amended from time-to-time as specified in the ISO/TO Agreement.

1.129  TRANSMISSION FACILITY AGREEMENT.

The agreements listed in Attachment L, Table 2 of the ISO Tariff governing the use of specific or designated transmission facilities pursuant to which the provider or owner of said transmission facilities charges all, or a portion, of the costs to install, own, operate, or maintain said transmission facilities, to the customer under the agreement. These agreements may or may not have provisions to provide Transmission Service utilizing said transmission facilities.

1.130  TRANSMISSION OWNER.

An entity that owns, controls and operates facilities in New York State used for the transmission of Energy in interstate commerce. A Transmission Owner must own, individually or jointly, at least 100 circuit miles of 115 kV or above in New York State and has become a signatory to the ISO/TO Agreement.

1.131  TRANSMISSION SERVICE.

Point-To-Point Network Integration or Retail Access Transmission Service provided under the ISO OATT.

1.132  TRANSMISSION SERVICE CHARGE ("TSC").

A charge under the ISO OATT designed to ensure recovery of the embedded cost of a Transmission Owner's transmission system.

1.133  TRANSMISSION SYSTEM.

The facilities operated by the ISO that are used to provide Transmission Services under the ISO OATT.

1.134  TRANSMISSION USAGE CHARGE ("TUC").

Payments made by the Transmission Customer to cover the cost of Marginal
Losses and, during periods of time when the transmission system is constrained, the marginal cost of Congestion. The TUC is equal to the product of: (1) the LBMP at the POW minus the LBMP at the POI (in $/MWh); and (2) the scheduled or delivered Energy (in MWh).

1.135  TRANSMISSION WHEELING AGREEMENT ("TWA").

The agreements listed in Table 1 of Attachment L to the ISO OATT governing the use of specific or designated transmission facilities that are owned, controlled or operated by an entity for the transmission of electric Energy in interstate commerce

1.136  WHOLESALE MARKET.

The sum of purchases and sales of Energy and Capacity for resale along with Ancillary Services needed to maintain reliability and power quality at the transmission level coordinated together through the ISO and Power Exchanges.
A Party who purchases Energy, Capacity or Ancillary Services in the Wholesale Market to serve its own Load is considered to be a participant in the Wholesale Market.

ARTICLE 2:  SCOPE AND PARTIES

2.01  SCOPE.

The Incorporating Parties agree to create a New York State non-share, not-for-profit corporation known as the New York Independent System Operator, Inc. ("ISO").

The ISO shall maintain the reliable, safe, and efficient operation of the NYS Power System (including adjustment of generation, and coordination of maintenance and outage schedules of certain Generators and transmission facilities), and the administration of the ISO Open Access Transmission Tariff (the "ISO OATT") and the ISO Market Administration and Control Area Services Tariff (the "ISO Services Tariff"), in accordance with the Reliability Rules and the terms of the ISO Related Agreements.

The ISO will have Operational Control over those facilities listed in Appendix A-1 of the ISO/TO Agreement, in accordance with the terms of the ISO/TO Agreement. The Facilities Requiring ISO Notification are listed in Appendix A-2 of the ISO/TO Agreement.

2.02  PARTIES TO THE ISO AGREEMENT.

All Incorporating Parties and any entity that meets the requirements for participation in any sector or subsector described in Sections 7.04 and 7.06 may become a Party to the ISO Agreement by signing the Agreement. A Party to this Agreement may participate in the governance of the ISO. There will be a $5,000 annual fee for each Party, except that: Small Consumers shall be subject to a reasonable fee established by the ISO Board; and not-for-profit organizations that are Environmental Parties and not-for-profit organizations that represent Small Consumers shall pay a $100 annual fee. The annual fees for Parties may be revised by the ISO Board with the concurrence of the Management Committee. Non-Market Participants also may become Parties to this Agreement and participate in the governance of the ISO. The ISO Board shall permit the following types of organizations or groups to participate in the governance of the ISO as Non-Market Participants

a) Organizations that represent Small Consumers, including governmental agencies, with experience in electric utility regulatory or electricity-related matters in New York State, that in whole or in part advocate on behalf of Small Consumers in New York State, and governmental agencies that act as retail Load aggregators primarily for Small Consumers; provided that no such organization or agency may be an Affiliate of a Transmission Owner, a Generator, Other Supplier, Public Power Party or Environmental Party, regardless of where located.

b) Environmental Organizations that are non-profit corporations, partnerships, associations or other non-profit entities having the primary purpose of protecting the environment, with experience in electric utility regulatory or electricity-related matters in New York State; provided that no such entity may be an Affiliate of a Transmission Owner, Generator Owner, Other Supplier or Public Power Party, regardless of where located. An organization meeting the foregoing requirements shall not be excluded from the definition of an Environmental Organization if it also has a purpose of promoting energy conservation or the generation of electricity from renewable resources.

The ISO Board shall certify that a Non-Market Participant organization or agency is eligible to be a Party to the ISO Agreement and participate in the ISO's governance.

ARTICLE 3:  EFFECTIVE DATE AND TERMINATION

3.01  TERM.

This Agreement shall become effective upon the execution of this Agreement by the Incorporating Parties and on the latest of:

(i) the date(s) the Commission approves, without condition or material modification:

      (a)  this ISO Agreement;
      (b)  the NYSRC Agreement;
      (c)  the ISO/NYSRC Agreement;
      (d)  the ISO/TO Agreement;
      (e)  the ISO OATT; and
      (f)  the ISO Services Tariff;

(ii) the date on which both the Commission and the PSC grant all necessary approvals to the Transmission Owners to transfer operational control of any facilities to the ISO or otherwise dispose of any of their property including, without limitation, any approvals required under Section 70 of the New York Public Service Law and Section 203 of the Federal Power Act;

(iii) September 1, 1999; or

(iv)  such later date specified by the Commission.

The implementation of the ISO is premised upon the Investor-Owned Transmission Owners and LIPA being provided a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations.

3.02  TERMINATION AND WITHDRAWAL.

After the fifth anniversary of the effective date of this Agreement, this Agreement may be terminated by a unanimous vote of the Incorporating Parties or their successors or assigns. If the Incorporating Parties vote to terminate this Agreement, they will file with the Commission and the PSC an explanation of their action and a proposal for an alternate plan for the safe, reliable and efficient operation of the NYS Transmission System.

Except as otherwise provided in this Section 3.02, any Party may withdraw from this Agreement upon ninety (90) days prior written notice to the ISO Board. In the case of an Investor-Owned Transmission Owner, no further approval by the Commission is needed for such withdrawal from the ISO Agreement, if such Investor-Owned Transmission Owner has on file with the Commission its own open access transmission tariff. Any modification to this Article shall provide any Party with the right to withdraw from the Agreement pursuant to the unmodified provisions of this Article, within ninety (90) days of the effective date of such modification. If the tax-exempt status of LIPA's Tax Exempt Bonds are jeopardized by LIPA's participation in the ISO, LIPA may withdraw from this Agreement upon thirty (30) days prior written notice to the ISO Board; however, LIPA shall provide earlier notice whenever and as soon as it is reasonably practicable to do so. Any such notice shall contain an explanation in reasonably sufficient detail of the grounds for withdrawal. To the extent reasonably requested by LIPA, the ISO shall treat this explanation as confidential consistent with the ISO's confidentiality procedures.

3.03  SURVIVAL.

Any provision of this Agreement that expressly or by implication comes into or remains in force following the termination or expiration of this Agreement shall survive such termination or expiration. The surviving provisions shall include, but shall not be limited to:

  (i) those provisions necessary to permit the orderly conclusion of transactions entered into prior to the decision to terminate this ISO Agreement;

 (ii) those provisions necessary to conduct final billing, collection, and accounting with respect to all matters arising hereunder; and

(iii) the indemnification provisions as applicable to periods prior to such termination or expiration by a Party.

ARTICLE 4:  ORGANIZATIONAL STRUCTURE

The ISO will be governed by a ten (10) person unaffiliated Board of Directors, as per Article 5 herein. The day-to-day operation of the ISO will be managed by a President, who will serve as an ex-officio member of the ISO Board, in accordance with Article 5 herein. There shall be a Management Committee as per
Article 7 herein, which shall report to the ISO Board, and shall be comprised of all Parties to the Agreement. There shall be at least two additional standing committees, the Operating Committee, as provided for in Article 8, and the Business Issues Committee, as provided for in Article 9, both of which shall report to the Management Committee. A Dispute Resolution Process will be established and administered by the ISO Board in accordance with Article 10.

5.01  COMPOSITION OF THE ISO BOARD AND VOTING.

The ISO Board shall be comprised of ten (10 ) members (or " Directors" ), none of whom shall be affiliated with any Market Participant. Attendance or participation by proxy by six (6) Directors shall constitute a quorum. Each Director shall have one vote. An affirmative vote by six (6) Directors shall be required to pass a measure. Voting may be done in person or by proxy. A Director must be a natural person.

A Director shall be deemed "affiliated" with a Market Participant or its Affiliate if:

a. Such person or his or her spouse or minor children owns, controls, or holds with power to vote, securities of a Market Participant or any of its Affiliates; provided, however,

   (i) that each newly elected Director shall dispose of such securities in accordance with the terms of the ISO's Code of Conduct,
  (ii) if such person or his or her spouse or minor children owns, controls or holds with power to vote such securities as a result of an entity becoming a Market Participant, such person shall dispose of such securities in accordance with the terms of the ISO's Code of Conduct, and
  (iii) if such person or his or her spouse or minor children owns, controls or holds with power to vote such securities as a result of a gift, inheritance, distribution of marital property or other involuntary acquisition, such person shall dispose of such securities in accordance with the terms of the ISO's Code of Conduct;

b. Such person or his or her spouse or minor children purchases securities of any Market Participant or any Affiliate of any Market Participant while such person is a Director;
c. Such person is an officer, director, partner or employee of a Market Participant or any of its Affiliates;
d.  Such person

   (i) is a former executive officer of a Market Participant which Market Participant, together with its Affiliates, has three percent or more of the voting shares on the Management Committee or of any Affiliate of such Market Participant and
  (ii) is receiving continuing benefits under an existing employee benefit plan, arrangement or policy of such Market Participant or any of its Affiliates, except to the extent permitted under the ISO Code of Conduct; or

e. Such person has a material ongoing business or professional relationship with a Market Participant or any of its Affiliates; provided, however, that such person shall not be deemed to have a material ongoing business relationship with a Market Participant or any of its Affiliates solely as a result of being served, as a customer, with electricity or gas by such Market Participant or its Affiliates.

The term "securities" used above is defined in the ISO's Code of Conduct.

5.02  SELECTION OF THE NINE INITIAL DIRECTORS

The nine (9) initial members of the ISO Board shall be chosen by a Selection Committee. The Selection Committee will be comprised of eighteen (18) members chosen as follows:

a. Eight (8) members will be selected by the eight (8) current Member Systems of the NYPP.
b. Eight (8) members shall be selected from among interested Parties (the "Non-Utility Parties"). The selection of these eight members will be facilitated by a PSC Administrative Law Judge, with all Non-Utility Parties having an opportunity to participate. The eight members selected by the Non-Utility Parties shall consist of representatives of the following groups: generators (2 members), consumer representatives (2 members), marketers (1 member), municipals systems (1 member), energy services companies (1 member), and public interest groups (1 member).
c. Two (2) members will be staff members of the New York State Department of Public Service selected by the PSC.

The Selection Committee shall choose the nine (9) initial Directors from a list of approximately one-hundred (100) candidates provided by a professional executive search firm retained by the Selection Committee. The nine (9) initial Directors shall possess a cross-section of skills and experience (such as, for purposes of illustration but not by way of mandate or limitation, FERC electric regulatory affairs, electric utility management, corporate finance, bulk power systems, human resources administration, power pool operations, public policy, consumer advocacy, environmental affairs, business management, law, and information systems) to ensure that the ISO has sufficient relevant knowledge and expertise to perform its obligations under this ISO Agreement. At least three (3) of the Directors shall have prior relevant experience in the electric industry. In addition, to ensure sensitivity to regional concerns, strong preference shall be given to electing members from New York to the extent that qualified candidates are available and such representation can be accomplished consistent with the ISO's conflict of interest policy and Code of Conduct and so long as it does not violate the requirements that Directors be unaffiliated.

The Selection Committee will develop a process by which it will reduce the pool of qualified candidates to a smaller number, of approximately thirty-five
(35) individuals, along with a separate process for the selection of the nine initial Directors from the smaller pool of thirty-five candidates. Approval by sixty-seven (67) percent of the members of the Selection Committee shall be required for appointment of a member of the ISO Board.

5.03  THE SELECTION PROCESS FOR THE PRESIDENT.

The nine (9) initial Directors shall select a President of the ISO that shall also serve, ex-officio, as the tenth member of the Board. The nine (9) initial Directors shall hire a search firm to develop a pool of no fewer than ten (10) qualified candidates for the position of President. After interviewing all the candidates, the nine (9) initial Directors may request that the search firm provide them with additional candidates, if necessary. The method of narrowing the candidate pool and selecting the President shall be left to the nine (9) initial Directors. Prior to the selection of the President, the ISO Board shall submit the names of the candidates under consideration to the Selection Committee for its evaluation. The President shall have extensive experience and knowledge in the field of electric power systems. In considering candidates for President, the ISO Board also shall give substantial weight to significant managerial experience and knowledge and experience in electricity markets.

5.04  FUTURE ISO BOARD VACANCIES.

The ISO Board shall be self-perpetuating. Vacancies on the ISO Board shall be filled by the Directors then in office and new Directors shall be required to meet the same basic qualifications as the nine (9) initial Directors. The ISO Board shall always be comprised of at least three (3) Directors with prior relevant experience in the electric industry. The Management Committee shall assist the ISO Board in the filling of ISO Board vacancies. The Management Committee shall conduct a search for new Directors and provide the ISO Board with a list of at least three (3) qualified candidates for each vacancy. The ISO Board may seek candidates from other sources, including an executive search firm. The ISO Board shall provide the Management Committee with an opportunity to review the qualifications of candidates not forwarded to the ISO Board by the Management Committee and to comment on their qualifications prior to the selection of a new Director.

5.05  REGULATORY APPROVAL.

The process of selecting the individual ISO Directors shall be subject to Commission approval.

5.06  THE CHAIRPERSON OF THE BOARD.

The Directors shall elect a Chairperson of the Board. The President shall not be eligible to serve as the Chairperson of the Board. The Chairperson shall serve a term of one (1) year and will be eligible for re-election.

5.07  BOARD REVIEW OF MATTERS.

The Board shall review and determine appeals from actions of the Management Committee. The Board may suspend an action by any ISO Committee pending appeal, if the Board determines that such action is warranted. The ISO Board also may review any matter, complaint, or Committee action on its own motion. The ISO Board shall establish procedures for reviewing such matters, Committee actions, or complaints, and for the suspension of Committee actions pending appeal. The ISO Board may delegate to one or more of its members the authority to suspend a Committee action pending appeal, subject to ratification by the ISO Board. This should include, but not be limited to, the ISO Board establishing procedures to assure prompt action on matters that are brought to it for action on an emergency or urgent basis.

The ISO Board shall designate an ISO representative to each ISO Committee that shall serve as a non-voting Member of such Committee. Two years after the ISO commences operations, the ISO Board shall review the operations of the ISO committees, in consultation with the committees, and report its findings.

5.08  SCOPE OF RESPONSIBILITIES OF THE ISO BOARD

The ISO Board will have ultimate responsibility for the operation of the ISO and the effective implementation of its basic responsibilities, including, but not limited to: the safe, reliable, and efficient operation of the NYS Power System; the provision of Transmission Service to all Transmission Customers on a non-discriminatory basis in accordance with the ISO OATT;
the provision of Market Services and Control Area Services under the ISO Services Tariff, including the administration of the Day-Ahead unit commitment and real-time dispatch, the administration of centrally coordinated markets for Energy, Capacity and Ancillary Services and the administration of Installed Capacity requirements for LSEs. The ISO Board may appoint from time to time such employees and other agents as it deems necessary, each of which shall hold office at the pleasure of the ISO Board, receive such reasonable compensation and have such authority and perform such duties as the ISO Board may determine. The ISO Board will establish appropriate personnel, employment and salary policies for the day-to-day administration of the ISO. The ISO Board may establish committees and sub-committees as it sees fit, in addition to the committees described in Articles 7, 8, and 9 of this Agreement.

The ISO Board also shall be responsible for the financial affairs of the corporation, including the ISO's capital and operating budgets. The ISO Board shall appoint an independent auditor. Audits may be performed at the request of the ISO Board, or at the request of a Party. If a Party requests an audit, the cost of such audit shall be borne by the requesting Party.

The ISO Board shall have a fiduciary duty to faithfully execute the powers and responsibilities of the ISO and shall not represent or favor the interests of any entity.

Upon request, the ISO Board shall make provisions for representatives of the Commission and the PSC to attend meetings of the ISO Board. The Commission and PSC representatives may participate, but not vote, in a meeting of the ISO Board.

5.09  THE PRESIDENT OF THE ISO.

The President of the ISO, shall be responsible for the day to day operations of the ISO. The President shall be responsible for hiring and supervising the staff of the ISO. The President shall serve at the pleasure of the ISO Board and shall enter into a contract with the ISO Board detailing the terms of his/her employment, including salary terms and benefits. The President shall serve as an ex-officio director and shall not be a member of the Corporation.

5.10  REMOVAL OF A DIRECTOR FOR CAUSE.

The ISO Board shall have the power to remove a Director from office for cause by an affirmative vote of seven (7) Directors, taken at a special meeting of the ISO Board. A Director or the Management Committee may propose the removal of a Director for cause. If the ISO Board fails to remove a Director after a petition by the Management Committee, the Management Committee may appeal to the Commission. Grounds for removal for cause include, but are not limited to: failure to attend meetings, affiliation with a Market Participant, felony conviction, misappropriation of funds, sexual harassment, mental incapacity, and misconduct.

5.11  TERM AND ISO BOARD COMPENSATION.

Except for the President, who serves as an ex-officio member of the ISO
Board, Directors shall serve staggered four (4) year terms and may be reelected. The terms of the initial Directors shall be staggered, as determined by the Selection Committee. Except for the President, whose compensation shall be set forth in a separate contract, Directors shall be compensated by an annual retainer and meeting fees, and shall be reimbursed for their expenses. The retainer and meeting fees will initially be established by the Selection Committee. Any change in Directors' compensation will be subject to the ISO Board approval, after the Management Committee has had an opportunity to review and comment on any proposed change.

5.12  MEETINGS.

The ISO Board shall meet at least quarterly, and at such other times as the Chairperson may direct. Attendance at an ISO Board meeting by six (6) Directors shall constitute a quorum.

ARTICLE 6:  DUTIES OF THE ISO

6.01  GENERAL.

The ISO shall carry out and perform its duties consistent with the provisions of the ISO/TO Agreement, the ISO/NYSRC Agreement and the Reliability Rules, which include Local Reliability Rules, and Good Utility Practice.

The ISO shall perform its functions on non-discriminatory terms and conditions and shall provide services under the ISO OATT and the ISO Services Tariff to all Market Participants impartially.

The ISO shall exercise due diligence and care in coordinating the operation of the NYS Power System and in carrying out its other duties under this ISO Agreement.

The ISO shall have a fiduciary responsibility to the Incorporating Parties to protect the transmission assets over which the ISO assumes control and/or direction and to protect the Incorporating Parties from any liability or potential liability that may arise from their ownership of such transmission assets.

The ISO shall act as the NERC defined Control Area operator for the NYS Power System.

The ISO shall interact with other Control Area operators as required to effect External Transactions pursuant to the ISO OATT and the ISO Services Tariff.

The ISO will have responsibility for administering a Market Power Monitoring Program that is approved by the Commission, including hiring an outside market advisor and ensuring that the ISO compliance staff and the outside advisor have access to all necessary information.

The ISO shall provide, to the extent permitted by law, that all policies and operations of ISO shall be developed and applied in a comparable manner so that the ISO makes available to all Market Participants the same non-Confidential Information at the same time, and all Market Participants are provided the same opportunity to participate in the purchase and sale of Capacity, Energy, and Ancillary Services in the Wholesale Market in the NYCA on a comparable and non-discriminatory basis.

The ISO will prepare and file with the appropriate regulatory commission or commissions such agreements, operating procedures, and other procedures necessary to provide Transmission Service under the ISO OATT and to provide Market Services and Control Area Services under the ISO Services Tariff, and to maintain the reliable and efficient operation of the NYS Power System. These operating procedures and other procedures shall be consistent with the Reliability Rules and the terms of the ISO Agreement, the ISO/NYSRC Agreement and the ISO/TO Agreement. As a condition to receiving Transmission Service from the ISO, the ISO shall require a Transmission Customer to sign a Service Agreement with the ISO whereby the Transmission Customer agrees to comply with the ISO policies and procedures and all other requirements of the ISO OATT. As a condition to receiving Market Services and Control Area Services from the ISO, the ISO shall require a Market Participant to sign a Service Agreement with the ISO whereby the Market Participant agrees to comply with the ISO policies and procedures and all other requirements for services under the ISO Services Tariff.

The ISO shall develop, maintain and promulgate operating and billing procedures as necessary to carry out its responsibilities under the ISO OATT, the ISO Services Tariff and the ISO Related Agreements. These procedures shall be consistent with the ISO's responsibilities under the ISO Related Agreements and the Reliability Rules adopted by the NYSRC. Except for those procedures modified or superseded by the ISO Tariffs or ISO Related Agreements, the operating procedures of the New York Power Pool will remain in effect under the ISO, unless and until modified or eliminated by the ISO, consistent with the provisions of the ISO Related Documents.

The ISO shall diligently evaluate and enforce the creditworthiness standards of the ISO OATT and the ISO Services Tariff.

The ISO shall provide local control center system operator training.

The ISO shall facilitate and/or perform financial settlements and billing functions of Market Participants in accordance with the provisions of the ISO OATT and the ISO Services Tariff.

The ISO shall conduct performance audits of Market Participants on a random basis and, if necessary, impose specific penalties, in accordance with Article 16, for failure to perform.

To the extent practicable and subject to reasonable confidentiality requirements, the ISO shall make information concerning its operations available to Market Participants and to state and federal regulatory agencies.

The ISO shall establish procedures for the appointment of Members, other than those appointed by the Transmission Owners, to the Executive Committee of the NYSRC, as provided for in the NYSRC Agreement.

6.02  OPERATION.

The ISO shall maintain the safety and the short-term reliability of the NYS Power System, including the implementation of emergency procedures consistent with the Reliability Rules. The ISO shall exercise Operational Control over Transmission Facilities Under ISO Operational Control.

The ISO OATT and the ISO Services Tariff will require those entities having a Service Agreement with the ISO to comply with the Reliability Rules and ISO Procedures regarding the reliability of the NYS Power System and to furnish data to the ISO as required.

The ISO will require and obtain by contract or tariff sufficient control over Generators, transmission facilities, and other NYS Power System facilities necessary for the reliable and efficient operation of the NYS Power System.

6.03  TRANSMISSION SERVICE, TARIFFS AND THE WHOLESALE MARKET.

Subject to Articles 15 and 19 of this Agreement and the ISO/TO Agreement, the ISO shall provide Transmission Service and Ancillary Services over the NYS Transmission System in accordance with the ISO OATT, and shall provide Market Services and Control Area Services in accordance with the ISO Services Tariff.

Subject to the terms of the ISO Agreement, and the ISO/TO Agreement, the ISO/NYSRC Agreement and the Reliability Rules, the ISO will administer the ISO OATT and the ISO Services Tariff and from time-to-time file with the Commission, as required, amendments to the ISO Tariffs in accordance with the provisions set forth in Article 19 of this Agreement.

Consistent with the Reliability Rules, the ISO will operate a Day-Ahead Security Constrained Unit Commitment ("SCUC"), using Bid data furnished by Customers and other sources. The ISO shall implement a Security Constrained Dispatch ("SCD"), on the Dispatch Day to maintain reliability.

6.04  MAINTENANCE.

The ISO shall coordinate planned outages and schedules for those Generators that are under contract to provide Installed Capacity to the NYS Power System.

The ISO shall have the authority to approve or deny all requests for transmission outages on Transmission Facilities Under ISO Operational Control as defined in the ISO/TO Agreement and in accordance with the ISO OATT. The ISO shall be notified of the maintenance scheduled on Transmission Facilities Requiring ISO Notification, and shall advise the Transmission Owner of potential adverse reliability impacts in accordance with the ISO OATT.

6.05  CAPACITY REQUIREMENTS.

The ISO shall establish the Locational Installed Capacity Requirements for
New York State, consistent with the Reliability Rules, Local Reliability Rules, and the provisions of the ISO/NYSRC Agreement. In establishing Locational Installed Capacity Requirements, the ISO shall consider the availability of the NYS Transmission System to the extent necessary to maintain reliability.

The ISO, through procedures adopted by the Operating Committee and consistent with the Reliability Rules, shall require that all LSEs entering into Service Agreements under the ISO Services Tariff maintain appropriate levels of Installed Capacity and Operating Capacity. In the case of Installed Capacity, the ISO shall determine the amount of Installed Capacity by location that is needed on an annual basis to meet all Reliability Rules, which includes Local Reliability Rules. In the event that a Party fails to meet its Installed or Operating Capacity requirement, the ISO shall impose the penalties set forth in the ISO Services Tariff.

6.06  CODE OF CONDUCT.

The ISO shall prepare and apply a Code of Conduct. The Code of Conduct, among other provisions, shall provide that any ISO employees and Directors are foreclosed from providing any information of commercial value supplied by a Party or Market Participant, to any other Party or any Market Participant or potential participant in commercial transactions involving the NYS Power
System, except to the extent that such information flow is part of the ISO's routine responsibilities. Such information may, however, be provided to another employee or Director of the ISO if the information is needed for the normal execution of the other employee's or Director's duties. Confidential Information includes, without limitation, all information received from a Party or any Market Participant or potential participant with respect to price or other terms upon which such person or entity is willing to sell Capacity and/or Energy or other services. If such information is required to be divulged in compliance with an order of a court or regulatory authority having jurisdiction, or a subpoena, the ISO will seek to obtain an appropriate protective order from the court or regulatory authority. The ISO shall notify the Parties providing the Confidential Information when such an order or a subpoena is received from a court or regulatory authority and shall not be held liable by a Party for any losses, consequential or otherwise, resulting from the ISO divulging such Confidential Information pursuant to a subpoena or an order of a court or regulatory authority. The Code of Conduct will preclude any individual serving as a Director or as a member of an ISO committee from also serving as a representative of a member of the Executive Committee of the NYSRC.

6.07  PLANNING AND TRANSMISSION SYSTEM EXPANSION.

Consistent with the provisions of Article 18 of this Agreement, the ISO shall develop, maintain and promulgate a NYS Transmission System expansion and reliability assessment process to be performed in compliance with the Reliability Rules. This process shall include an annual compilation of a NYS Transmission Plan.

The ISO shall collect and publish information regarding the amount and cost of historical transmission congestion to facilitate the decision-making process of Market Participants.

ARTICLE 7:  MANAGEMENT COMMITTEE

7.01  MEMBERSHIP.

There shall be a Management Committee comprised of each Party to the ISO Agreement.

7.02  SCOPE OF RESPONSIBILITIES.

The Management Committee shall have the following responsibilities:

a.  Supervision and review of the work of the other ISO committees;

b. Review and determination of appeals from actions of the other committees, and the ability to suspend an action by another committee pending appeal if the Management Committee determines that such suspension is warranted;

c. Development of procedures for the consideration and determination of requests for the stay of an action by another committee;

d. Development of positions on ISO operations, policies, rules and procedures and provision of recommendations to the other committees and the Board;

e. Preparation of the ISO capital and operating budgets for review and approval by the ISO Board; and

f. Subject to Article 19, proposing changes to the ISO OATT, the ISO Services Tariff and this Agreement, reviewing and making recommendations with respect to tariff changes proposed by the ISO Board;

g. Adoption of by-laws for the Management Committee and the review and approval of the by-laws of the other ISO committees and amendments thereto;

h. Development of procedures and policies for all ISO Committees for the handling of confidential information; and

i. Such other responsibilities and powers conferred on it by the ISO Board. Decisions by the Management Committee may be appealed to the ISO Board by any Party.

7.03  REPRESENTATION ON THE MANAGEMENT COMMITTEE

A Party may designate any person to represent the Party on the Management Committee. Such representative will serve until replaced by the Party by written notice or until the Party ceases to be a Party. To the extent practicable, provisions shall be made for Parties to attend and participate in meetings of the Management Committee through teleconference or other methods. In addition, with reasonable safeguards, provisions shall be made to permit Parties not physically present at a meeting to submit paper or electronic ballots and to vote by proxy.

The ISO Board may assign a member of its staff to the Management Committee. The ISO staff member may participate in committee proceedings on a non-voting basis. The Management Committee also shall make provisions for attendance at Committee meetings by representatives of the Commission and the PSC. Such representatives may participate fully in committee proceedings on a non-voting basis. Any Party on the Management Committee and the ISO representative may appeal a Committee action to the ISO Board. An executive session of the Management Committee may be called at the discretion of the chairperson, or upon a vote of the members of the Committee representing fifty-eight (58) percent of the total votes cast.

7.04  SECTORS.

Voting on the Management Committee shall be by sector.  The Management
Committee shall be comprised of five sectors: Generator Owners; Other Suppliers; Transmission Owners; End-Use Consumers; and Public Power/Environmental Parties. A Party must, within thirty (30) days of the commencement of ISO operations or within thirty (30) days of becoming a Party and thereafter not later than the thirtieth day of November of each year, advise the President of the ISO, in writing, of the sector in which the Party is qualified to participate. If a Party is qualified to participate in more than one sector, it shall advise the ISO President, in writing, of the sector in which it chooses to vote; provided, however, that an Investor-Owned Transmission Owner must participate in the Transmission Owners sector, and a State Public Power Authority qualified to participate in the Public Power/Environmental Party sector must participate in that sector.

7.05  AFFILIATED PARTIES

A Party, together with any Affiliate or Affiliates, may vote in only one sector and may cast only one (1) vote. If a Party and its Affiliate or Affiliates qualify to participate in more than one sector, the affiliated Parties must advise the ISO President in which sector their vote will be cast. A Party may split its vote within its chosen sector at its discretion. A Party and its Affiliates may participate in different sectors, provided they vote in only one sector.

7.06  VOTING

The total votes on the Management Committee shall be allocated as follows:
the Generator Owners sector shall be allocated twenty-one and one half ( 21.5) percent of the total votes; the Other Suppliers sector shall be allocated twenty one and one half (21.5) percent of the total votes; the Transmission Owners sector shall be allocated twenty (20) percent of the total votes; the End-Use Consumer sector shall be allocated twenty (20) percent of the total votes; and the Public Power/Environmental Parties sector shall be allocated seventeen (17) percent of the total votes. The voting by Parties within each sector shall be as described below.

(a)  Generator Owners Sector:  Each Party participating in the Generator
     Owners sector shall be entitled to cast one (1) vote. The 21.5 percent of the votes on the Management Committee allocated to the Generator Owners sector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

(b) Other Suppliers Sector: Each Party participating in the Other Suppliers sector shall be entitled to cast one (1) vote. The 21.5 percent of the votes on the Management Committee allocated to the Other Suppliers sector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

(c) Transmission Owners Sector: Each Party participating in the Transmission Owners sector shall be entitled to cast one (1) vote. The 20 percent of the votes on the Management Committee allocated to the Transmission Owners sector shall be split into an affirmation component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

(d) End-Use Consumer Sector: The twenty (20) percent of the votes on the Management Committee allocated to the End-Use Consumer sector shall be divided among the following three (3) subsectors: (1) the Large Consumers subsector; (2) the Small Consumers subsector, which shall include Small Consumers and not-for-profit organizations representing Small Consumers; and (3) the governmental agency subsector, which shall include governmental agencies that advocate primarily on behalf of Small Consumers and governmental agencies that act as retail Load aggregators primarily for Small Consumers. An ESCO, Municipal Electric System, Cooperatively Owned Electric System, Generator Owner, State Public Power Authority or Environmental Party may not participate in the End-Use Consumer sector.
     The  allocation  of voting shares among the subsectors shall be as follows:

      (i) Ten (10) percent of the total votes on the Management Committee shall be allocated to the Large Consumer subsector; and shall be allocated among Large Consumers using the following formula: seventy-five (75) percent of the subsector's voting share shall be allocated based on a Party's annual Energy usage for the preceding full calendar year; and twenty-five (25) percent of the subsector's voting share shall be allocated on a per capita basis. The votes of Parties in the Large Consumers subsector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

     (ii) Five (5) percent of the total votes on the Management Committee shall be allocated to the Small Consumer subsector which shall include Small Consumers and not-for-profit organizations representing Small Consumers. Not-for-profit organizations that participate in this subsector must be certified by the ISO Board under Section 2.02.
          Each Party that is a Small Consumer or a not-for-profit organization representing Small Consumers shall be entitled to cast one (1) vote. The five (5) percent of the votes on the Management Committee allocated to Small Consumers and not-for-profit organizations representing Small Consumers shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

    (iii) Five (5) percent of the total votes on the Management Committee shall be allocated to the governmental agency subsector, which shall include governmental agencies that advocate primarily on behalf of Small Consumers and governmental agencies that act as retail Load aggregators primarily for Small Consumers. Governmental agencies that participate in this subsector must be certified by the ISO Board under Section 2.02. Within the governmental agency subsector, three
          (3) percent of the total votes on the Management Committee shall be exercised by the State-Wide Consumer Advocate selected by the ISO Board from among the governmental agencies that qualify as organizations that advocate primarily on behalf of Small Consumers. The ISO Board will select as the State-Wide Consumer Advocate the agency that it believes will best represent the interests of all classes of Small Consumers (including farms) throughout the state, giving due consideration to the demonstrated ability of the candidate agencies to provide sufficient resources to identify and to represent the interests of such consumers before federal, state and local governmental agencies, and to coordinate with other groups having similar interests. The remaining two (2) percent of the total votes on the Management Committee allocated to the governmental agency subsector shall be exercised by governmental agencies that advocate on behalf of Small Consumers, other than the agency selected as the State-Wide Consumer Advocate, and governmental agencies that act as retail Load aggregators primarily for Small Consumers.

(e) Public Power/Environmental Parties Sector: The seventeen (17) percent of the votes on the Management Committee allocated to the Public Power/ Environmental Parties sector shall be divided among the following three
     (3) subsectors: (1) the State Public Power Authorities subsector; (2) the Municipal Electric Systems and Cooperatively Owned Electric Systems subsector; and (3) the Environmental Parties subsector. The allocation of voting shares among the subsectors shall be as follows:

      (i) Eight (8) percent of the total votes on the Management Committee shall be allocated to the State Public Power Authorities subsector. Each Party in the State Public Power Authorities subsector shall be entitled to cast one (1) vote. The eight (8) percent of the votes on the Management Committee allocated to the State Public Power Authorities subsector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

     (ii) Seven (7) percent of the total votes on the Management Committee shall be allocated to the Municipal Electric Systems and Cooperatively Owned Electric Systems subsector. Each Party in the Municipal Electric Systems and Cooperatively Owned Electric Systems subsector shall be entitled to cast one (1) vote. The seven percent of the votes on the Management Committee allocated to Municipal Electric Systems and Cooperatively Owned Electric Systems subsector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

    (iii) Two (2) percent of the total votes on the Management Committee shall be allocated to the Environmental Parties subsector. Parties in this subsector must be environmental organizations that have been certified by the ISO Board under Section 2.02. Each Party in the Environmental Parties subsector shall be entitled to cast one (1) vote. The two percent of the votes on the Management Committee allocated to the Environmental Parties subsector shall be split into an affirmative component based on the votes for the pending motion, and a negative component based on votes against the pending motion, in direct proportion to the votes cast for and against the motion, rounded to two decimal places.

7.07  ACTIVATION OF SECTORS AND SUBSECTORS

In order for certain sectors and subsectors to exercise their right to vote on measures before the Management Committee they must be activated. The requirements with respect to the activation of a sector or subsector apply to each sector and subsector, except the following: the Transmission Owners sector, the State Public Power Authorities subsector of the Public Power/ Environmental Parties sector, and the governmental agency subsector of the End-Use Consumer sector. The Transmission Owners sector, the State Public Power Authorities subsector and the governmental agency subsector shall always be active.

Each sector and subsector that is subject to the activation criteria shall have a minimum of five (5) parties, excluding affiliates, to be activated and to vote on matters before the Management Committee.

The voting share allocated to a sector that has not been activated shall be assigned in equal proportions to all active sectors and subsectors until the inactive sector is activated. Upon activation of an inactive sector, the activated sector shall be allocated a voting share pursuant to Section 7.06 of this Agreement. The voting share allocated to a subsector that has not been activated shall be allocated within the sector in which the subsector resides in accordance with the determination of the then members of the sector in which the subsector resides; provided, however, that the governmental agency subsector shall never exercise more than five (5) percent of the total votes on the Management Committee and the Environmental Parties subsector shall never exercise more than two (2) percent of the total votes on the Management Committee. Upon activation of an inactive subsector the activated subsector shall be allocated the vote percentage pursuant to Section 7.06 of this Agreement.

7.08  QUORUM

The attendance, as provided for in Section 7.03, by a quorum of at least three (3) sectors shall constitute a quorum for action by the Management Committee. A quorum of a sector shall be five (5) members of a sector or fifty
(50) percent of the Parties in a sector, whichever is less. Parties in a sector that has achieved a quorum, shall be entitled to cast the entire vote allocated to their sector. In a sector that is divided into subsectors, if there is a quorum for the sector the Parties in each subsector shall exercise the full voting share allocated to their subsector. If none of the Parties in a subsector vote, the voting share of the subsector in which no Parties vote shall be reallocated to the other subsectors of that sector on a proportional basis according to the relative voting weight of the subsectors; provided, however, that the governmental agency subsector shall never exercise more than five (5) percent of the total votes on the Management Committee and the Environmental Parties subsector shall never exercise more than two (2) percent of the total votes on the Management Committee.

Parties in a sector that have not achieved a quorum shall be entitled to cast individual Party votes in accordance with the provisions of Section 7.09. No action may be taken by a sector unless a quorum of that sector is present, and no action may be taken by the Management Committee unless a quorum of the Management Committee is present. If a quorum of the Management Committee is not present, the Parties in attendance shall have the power to adjourn the meeting from time to time until a quorum is present.

7.09  VOTING IN THE ABSENCE OF A QUORUM OR WHEN A SECTOR OR SUBSECTOR IS
      INACTIVE

A Party may vote on a matter before the Management Committee in the absence of a quorum of the sector to which the Party belongs. A Party also may vote on a matter if the sector or subsector to which the Party belongs has not been activated as provided in Section 7.07. In the absence of a quorum in a Party's sector, the Party's vote shall be counted and shall have a weight equal to the fraction 1/N times the voting share allocated to the Party's sector or subsector where N is the number of Parties in the sector or subsector. In the event a Party's sector or subsector is inactive, the Party's vote shall be counted and shall have a weight equal to the fraction 1/Nm times the voting share allocated to the Party's sector or subsector voting percentage where Nm is the number of Parties to the ISO Agreement.

7.10  COMMITTEE ACTION

(a) All matters to be acted on by the Management Committee shall be brought up for a vote or approval in the form of a motion, which must be seconded. Only one motion may be pending at one time.

(b) The sum of affirmative votes necessary to pass the pending motion shall be fifty-eight (58) percent of the total votes cast by the Parties pursuant to the rules set forth in Section 7.06, including all votes cast by individual Parties in sectors or subsectors that have not become active or that have failed to achieve a quorum, as provided for in Section 7.09;

(c) Parties not in attendance at a meeting, as provided for in Section 7.03, or abstaining shall not have their unexercised votes counted as affirmative or negative votes.

7.11  COMMITTEE PROCEDURES

The following procedures shall apply to the Management Committee:

a. The Committee shall have a chairperson, vice-chairperson and secretary, each elected by the committee for a one-year term. The chairperson and the vice-chairperson shall be from different sectors. Upon expiration of the one year term of the chairperson, the vice-chairperson shall become chairperson of the Committee for the next succeeding one year term;

b. Regular meetings of the Committee shall be held monthly, unless the Committee determines that it should meet more frequently or less frequently. Special meetings may be called at the discretion of the chairperson, and shall be called by the chairperson at the request of the ISO Board or at the request of Parties representing a quorum of three (3) of the sectors listed in Section 7.04;

c. Written notice of each meeting of the Committee shall be provided not less than seven (7) business days prior to the date of the meeting to each Party by facsimile transmission or electronic mail directed to the number or address designated by such Party. Each such notice shall include a full and complete agenda for the scheduled meeting;

d. The agenda for each scheduled meeting of the committee shall include a specific list of items to be considered at the meeting, together with all relevant supporting documentation prepared or furnished by the officers of the Committee or the other proponents of a particular agenda item. No final committee action may be taken on a matter that was not specifically listed on the agenda;

e. Any member of the Committee may request that additional or supplemental information or documentation be disseminated by ISO personnel and/or through ISO communications media, including, but not limited to, the ISO site on the world wide web. The ISO shall cooperate with the Committee regarding dissemination of information prior to any meeting; and

f. Any action taken by the Committee at any meeting shall not become effective until thirty (30) days after the Committee has acted. Prompt notice of Committee actions shall be provided to each Party to this Agreement by facsimile transmission or electronic mail directed to the number or address designated by such Party.

7.12  COMMITTEE BY-LAWS

The Management Committee shall adopt by-laws, which shall contain items (a) through (f) of Section 7.11 hereof. The by-laws of the Committee shall not be amended, modified, revised, revoked or repealed except by action of the Management Committee.

7.13  APPEALS TO MANAGEMENT COMMITTEE; STAY REVIEW SUBCOMMITTEE

(a) The Management Committee shall review and determine appeals taken from actions of the Operating Committee, the Business Issues Committee and any other committee or subcommittee subject to supervision by the Management Committee. Any party may appeal an action of such a committee or subcommittee to the Management Committee by filing a written notice of appeal with the chairman of the Management Committee within ten (10) business days following the provision of notice to the Parties of the action appealed from. The written notice shall set forth in concise detail the name of the Party or Parties appealing the action, a description of the action appealed from and the grounds for the appeal. The Management Committee shall review and determine any such appeal at the next regular or special meeting of the Management Committee, to the extent practicable or as soon thereafter as possible. The Party appealing shall be available to appear at such meeting and shall be prepared to support its appeal.
     The foregoing appeals procedures shall be subject to review and revision by the Management Committee.

(b) There shall be a subcommittee of the Management Committee empowered to review and determine requests for the stay of an action taken by the Operating Committee, the Business Issues Committee or any other committee or subcommittee subject to supervision by the Management Committee (the "Stay Review Subcommittee"). The Stay Review Subcommittee shall consist of five (5) members, each designated by a different voting sector of the Management Committee and each of whom shall serve a one year term, subject to reelection. The members of the Stay Review Subcommittee shall elect a chairperson. The chair shall rotate among all five sectors on an annual basis. The Stay Review Subcommittee shall review and determine each request for a stay as soon as possible, but in no event later than ten
     (10) business days following the filing of such request. Each request for a stay shall be filed in writing with the chairperson of the Stay Review Subcommittee, the chairperson of the committee from which the appeal is taken, the ISO Board and ISO staff. Any three (3) or more members of the Stay Review Subcommittee may grant a stay which would remain in effect until the appeal is determined, unless vacated by the Management Committee or ISO Board. The Stay Review Subcommittee shall grant a stay if it finds that (i) the requesting party would be irreparably harmed by the action appealed from, and (ii) the grant of such request would not irreparably harm any other Party. The Stay Review Subcommittee shall issue a written decision stating its determination and the grounds therefore, which decision shall be sent to all Parties.

(c) In taking an appeal to the Management Committee, the appealing Party shall:

      (i) File the appeal in writing with the Management Committee within ten
          (10) business days of the provision of notice to the Party of the action appealed from pursuant to Section 7.11(f);

     (ii) Set forth in concise terms the action appealed from and the grounds for appeal; and

    (iii) Be available (whether personally or through a designated representative) at the meeting of the Management Committee at which the appeal is to be heard and be prepared to present the appeal and respond to comments or questions by the Management Committee.

ARTICLE 8:  OPERATING COMMITTEE

8.01  SCOPE OF RESPONSIBILITIES.

The responsibilities of the Operating Committee shall be the following:

a. Establishment of procedures related to the coordination of the operations of the NYS Power System;

b. Establishment of procedures related to the safe and reliable operation of the NYS Power System;

c. Ensuring that all ISO rules, procedures and practices are consistent with the Reliability Rules, and serving as liaison to the NYSRC;

d.  Oversight and coordination of operating and performance studies;

e.  Review and approval of operating limits;

f. Establishment of procedures for coordinating the maintenance schedules for the NYS Power System in order to maintain system reliability;

g. Determination of the minimum system Operating Reserves required to be available within the NYS Power System and establishing methods of allocating a portion thereof to responsible entities as minimum Operating Capacity. In determining Operating Reserve requirements, the committee shall take into consideration the locational capacity needs of New York State;

h. Establishment of procedures for determining Operating Reserve requirements and, if experience or the results of studies indicate the desirability of change, recommending changes thereto to the Management Committee;

i. Development of Locational Installed Capacity Requirements, consistent with the Reliability Rules, Local Reliability Rules, the ISO/TO Agreement and the ISO Agreement; and

j.  Establishment of by-laws, subject to approval by th  Management
    Committee; and

k.  Any additional responsibilities assigned by the Management Committee.

Procedures adopted by the Operating Committee will be implemented by the staff of the ISO unless suspended or overruled by the Management Committee or the Board. In carrying out its responsibilities, the Operating Committee shall seek input and recommendations from ISO staff.

The responsibilities of the Operating Committee, and any subcommittee thereof, are subject to revision by the Management Committee. The Operating Committee shall adopt by-laws, subject to approval by the Management Committee. The committee by-laws shall include provisions for notice to all Parties of committee meetings, including an agenda, at least seven(7) days prior to a meeting and a requirement that no final committee action be taken on a matter that is not listed on the committee agenda.

8.02  PLANNING.

The Operating Committee shall implement the transmission system expansion process described in Article 18. The Operating Committee shall review and approve ISO staff assessments of proposed projects that impact transmission capability to confirm that those projects meet all applicable reliability criteria.

The Operating Committee shall review and approve the NYS Transmission Plan prepared by the ISO staff and reliability assessments performed using such NYS Transmission Plan, to ensure conformance with the Reliability Rules.

The Operating Committee shall review and approve illustrative NYS Transmission System expansion options developed by ISO staff in response to PSC requests.

The Operating Committee, at the request of a Committee member, may review the adequacy of cost recovery mechanisms for transmission expansion.

8.03 REPRESENTATION, SECTORS, AFFILIATED PARTIES, VOTING, QUORUM, COMMITTEE ACTION, PROCEDURES, BY-LAWS AND APPEALS.

The rules with respect to representation, sectors, Affiliated Parties, voting, quorum, committee action, procedures, by-laws and appeals for the Operating Committee shall be the same as those applicable to the Management Committee under Sections 7.03, 7.04, 7.05, 7.06, 7.07, 7.08, 7.09, 7.10, 7.11,
7.12 and 7.13.

ARTICLE 9:  BUSINESS ISSUES COMMITTEE

9.01  SCOPE OF RESPONSIBILITIES.

The responsibilities of the Business Issues Committee shall be the following:

a. Establishment of procedures related to the efficient and non-discriminatory operation of electricity markets centrally coordinated by the ISO, including procedures related to bidding, Settlements and the calculation of market prices;

b. Development of procedures related to the implementation of the commercial aspects associated with the procedures developed by the Operating Committee;

c. Development of procedures related to the commercial aspects of the ISO's operations;

d. Formation of uniform standards and procedures for the bidding, scheduling, and financial Settlement of bulk power transactions consistent with the Reliability Rules and with the provisions of the ISO Tariffs, the ISO/NYSRC Agreement, the ISO/TO Agreement, and this ISO Agreement;

e. Establishment, subject to the review and approval or modification of the Management Committee, of policies and procedures related to the maintenance of sufficient working capital to fund the operations of the ISO, and the establishment of credit arrangements and accounts with financial and commercial institutions, including banks;

f.  Establishment of by-laws, subject to approval by the Management Committee;
    and

g.  Any additional responsibilities assigned by the Management Committee.

    Procedures adopted by the Business Issues Committee will be implemented by the staff of the ISO unless suspended or overruled by the Management Committee or ISO Board. In carrying out its responsibilities, the Business Issues Committee shall seek input and recommendations from ISO staff.

    The responsibilities of the Business Issues Committee are subject to revision by the Management Committee. The Business Issues Committee shall adopt by-laws, subject to approval by the Management Committee. The committee by-laws shall include provisions for notice to all Parties of committee meetings, including an agenda, at least seven(7) days prior to a meeting and a requirement that no final committee action be taken on a matter that is not listed on the committee agenda.

9.02 REPRESENTATION, SECTORS, AFFILIATED PARTIES, VOTING, QUORUM, COMMITTEE ACTION, PROCEDURES BY-LAWS AND APPEALS.

The rules with respect to sectors, Affiliated Parties, voting, quorum, committee action, procedures, by-laws and appeals for the Business Issues Committee shall be the same as those applicable to the Management Committee under Sections 7.03, 7.04, 7.05, 7.06, 7.07, 7.08. 7.09, 7.10, 7.11, 7.12 and
7.13.

ARTICLE 10:  DISPUTE RESOLUTION

10.01  OVERVIEW.

The ISO Board shall establish a Dispute Resolution Process ("DRP") and shall retain a Dispute Resolution Administrator ("DRA") to manage the DRP.

In administering the DRP, the DRA shall be responsible for the following:

a. maintaining lists of qualified arbitrators and mediators, and updating these lists annually;

b.  scheduling, administering, and facilitating the DRP;

c. responding to written disputes in a timely manner consistent with the time limits specified in the ISO OATT and the ISO Services Tariff;

d. determining whether written disputes are subject to non-binding mediation or arbitration;

e. maintaining records of all dispute resolutions and making these records available for inspection subject to the rules of confidentiality described in the ISO Tariffs and this Agreement; and

f. providing supervision of the dispute resolution processes and developing appropriate procedures which will further the fair and equitable resolution of disputes.

The DRA shall establish and, from time to time, update a list of qualified arbitrators and mediators. Qualified arbitrators and mediators shall be knowledgeable in matters regarding the planning and operation of interconnected electric systems and in relevant regulatory policies and requirements. The list of arbitrators and mediators may be subdivided by the DRA into categories of disputes in which an arbitrator or mediator has expertise. The list of arbitrators and mediators can also include names supplied by the American Arbitration Association. The DRA may, from time to time, arrange for appropriate training for potential arbitrators and mediators.

10.02  SUBMISSION OF A DISPUTE.

Any dispute between or among a Market Participant(s), a Customer, and/or the ISO involving transmission or other services under the ISO Tariffs shall be presented directly to a senior representative of each of the parties to the dispute for resolution on an informal basis as promptly as practicable.

In the event the designated representatives are unable to resolve the dispute by mutual agreement, such dispute may be submitted to the DRA. The party submitting the matter to the DRA shall include a written statement describing the nature of the dispute and the issues to be resolved. Any subsequent mediation or arbitration process shall be limited to the issues presented for resolution.

Within ten (10) days, the DRA shall decide whether the dispute should be referred to: (1) non-binding mediation; or (2) arbitration, and shall make such a referral.

10.03  REFERRAL OF A DISPUTE TO MEDIATION OR ARBITRATION.

The DRA may submit disputes to non-binding mediation where the subject matter of the dispute involves the proposed change or modification of an ISO procedure, rate, Service Agreement, or ISO Tariff provision. The DRA may submit disputes to arbitration which involve the interpretation or application of an ISO Procedure, rate, Service Agreement, or ISO Tariff provision. Both the mediator and the arbitrator shall have the authority to dismiss a dispute if:

1. The dispute did not arise under the ISO Agreement or the ISO OATT or the ISO Services Tariff; or

2.  The claim is de minimis.

10.04  NON-BINDING MEDIATION.

If the DRA refers the dispute to non-binding mediation, the following procedure will apply:

1. The DRA shall have ten (10) days from the date of such referral to distribute a list of ten (10) qualified mediators to the disputing parties.

2. Absent the express written consent of all disputing parties, no person shall be eligible for selection as mediator that is a past or present officer, employee or consultant to any of the disputing parties, or of any entity related to or affiliated with any of the disputing parties or has an interest in the matter to be mediated. Any individual designated as mediator shall make known to the disputing parties any such disqualifying relationship or interest and a new mediator shall be designated.

3. If the disputing parties cannot agree upon a mediator, the disputing parties shall take turns striking names from a list supplied by the DRA with a disputing party chosen by lot striking the first name. The last remaining name shall be designated as the mediator. If that individual I unable or unwilling to serve, the individual last stricken from the list shall be designated and the process repeated until an individual is selected that is able and willing to serve.

4. The disputing parties shall attempt in good faith to resolve their dispute in accordance with the schedule established by the mediator. In no event may the schedule extend beyond thirty (30) days from the date of appointment of the mediator.

5.  The mediator may require the disputing parties to:

    a.  submit written statements of issues and positions;

    b.  meet for discussions;

    c.  provide expert testimony and exhibits; and

    d. comply with the mediation procedures designated by the DRA and/or the mediator.

6. If the disputing parties have not resolved the dispute within thirty (30) days of the date the mediator was appointed, the mediator shall promptly provide the disputing parties and the DRA with a written, confidential, non-binding recommendation to resolve the dispute. The recommendation shall include an assessment by the mediator of the merits of the principal positions being advanced by each of the parties to the dispute.

7. The parties to the dispute shall then meet in a good faith attempt to resolve the dispute in light of the mediator's recommendation. This recommendation shall be limited to resolving the specific issues presented for mediation.

8.  If the disputing parties are still unable to resolve the dispute:

    a. any dispute not involving the proposed change or modification of a ISO Procedure, rate, Service Agreement, or an ISO Tariff provision may be referred to the arbitration process described below; or

    b. any disputing party may resort to regulatory or judicial proceedings as provided under the ISO OATT or the ISO Services Tariff; and

    c. the recommendation of the mediator and any statement made by any party during the mediation process shall not be admissible for any purpose in any subsequent proceeding.

9. Each party to the dispute will bear a pro rata share of the costs associated with the time, expenses, and other charges of the mediator. Each party shall bear its own costs, including attorney and expert fees.

10.05  ARBITRATION.

If the DRA or the mediator refers the dispute to binding arbitration, then the following procedure will apply:

1. The DRA shall have ten (10) days from the date of such decision to distribute a list of qualified arbitrators to the disputing parties.

2. Absent the express written consent of all disputing parties, no person shall be eligible for selection as an arbitrator that is a past or present officer, employee of or consultant to any of the disputing parties, or of an entity related to or affiliated with any of the disputing parties, or has an interest in the matter to be arbitrated. Any individual designated as an arbitrator shall make known to the disputing parties any such disqualifying relationship or interest and a new arbitrator shall be designated.

3. If the disputing parties cannot agree upon an arbitrator, they shall take turns striking names from a list of ten qualified individuals supplied by the DRA with a party chosen by lot striking the first name. The last remaining name shall be designated as the arbitrator. If that individual is unable or unwilling to serve, the individual last stricken from the list shall be designated and the process repeated until an individual is selected that is able and willing to serve.

4. The arbitrator shall have no power to modify or change any agreement, tariff or rule, or otherwise create any additional rights or obligations for any party. The scope of the arbitrator's decision shall be limited to the issues presented for arbitration.

5. The arbitrator shall determine discovery procedures, intervention rights, how evidence shall be taken, what written submittals may be made, and other procedural matters, taking into account the complexity of the issues involved, the extent to which factual matters are disputed, and the extent to which the credibility of witnesses is relevant to a resolution. Each disputing party shall produce all evidence determined by the arbitrator to be relevant to the issues presented. To the extent such evidence involves proprietary or Confidential Information, the arbitrator may issue an appropriate protective order which shall be complied with by all disputing parties. The arbitrator may elect to resolve the arbitration matter solely on the basis of written evidence and arguments.

6. The arbitrator shall consider all issues underlying the dispute, and shall take evidence submitted by the disputing parties in accordance with procedures established by the arbitrator and may request additional information including the opinion of recognized technical bodies or experts. Disputing parties shall be afforded a reasonable opportunity to rebut any such additional information.

7. Absent an agreement to the contrary by all disputing parties, no person or entity that is not a party to the dispute shall be permitted to intervene.

8. Within ninety (90) days of the appointment of the arbitrator, and after providing the Parties with an opportunity to be heard, the arbitrator shall render a written decision, including findings of fact and the legal basis for the decision. The arbitrator will follow the Commercial Arbitration Rules of the American Arbitration Association.

9. Under the following circumstances, the decision of the arbitrator shall be final and binding on the parties:

    a.  all parties agree that the decision will be binding; or

    b. the dispute involves a claim that a party owes another party a sum of money less than $500,000.

10. If the arbitrator concludes that no proposed award is consistent with this ISO Agreement, the FPA and the Commission's then-applicable standards and policies, or would address all issues in dispute, the arbitrator shall develop a compromise solution consistent with the terms of this Agreement. A written decision explaining the basis for the award shall be provided by the arbitrator to the parties and the DRA. No award shall be deemed to be precedential in any other arbitration related to a different dispute.

11. All costs associated with the time, expenses and other charges of the arbitrators shall be borne by the unsuccessful party. Each party shall bear its own costs, including attorney and expert fees.

12. All arbitration decisions shall be filed with the Commission. Any arbitration decision that affects matters subject to the jurisdiction of the PSC under the New York State Public Service Law may be filed with the PSC.

13. The judgment of the arbitrator may be entered on the award by any court in New York having jurisdiction. Within one (1) year of the arbitral decision, a party may request that the Commission or any other federal, state, regulatory or judicial authority (in the state of New York) having jurisdiction over such matter vacate, modify, or take such other action as may be appropriate with respect to any arbitration decision that is:

    a.  based upon an error of law;

    b. contrary to the statutes, rules, or regulations administered by such authority;

    c. violative of the Federal Arbitration Act or Administrative Dispute Resolution Act;

    d. based on conduct by an arbitrator that is violative of the Federal Arbitration Act or Administrative Dispute Resolution Act; or

    e.  involves a dispute in excess of $500,000.

14. Nothing in this Article shall restrict the rights of any party to file a complaint or a rate, tariff, or other contract change with the Commission under the relevant provisions of the Federal Power Act.

15. No arbitrator shall render an Award which requires the transmission of electricity under circumstances where the Commission is precluded from ordering Transmission Services pursuant to FPA Section 212(h).

ARTICLE 11:  RELATIONSHIP OF THE ISO AND MARKET PARTICIPANTS

11.01  SERVICE AGREEMENTS.

Consistent with the terms of the ISO OATT and the ISO Services Tariff, the ISO will enter into non-discriminatory Service Agreements with all Customers, Market Participants and Transmission Customers seeking to obtain Eligible Service or other ISO services on the NYS Power System.

11.02  SCHEDULING TRANSACTIONS AND INVOICING.

Except for Transmission Service on the Northport-Norwalk intertie, the parties seeking service under the ISO Tariffs will submit schedules to the ISO and schedule transactions with and through the ISO. LIPA will be the only party authorized to submit schedules to the ISO for Transmission Service on the Northport-Norwalk intertie. The ISO will render invoices and Settlement information to the various parties consistent with the provisions of the ISO OATT and the ISO Services Tariff. All parties seeking Transmission Service into and out of the Long Island Transmission District shall obtain pre-approval from LIPA before scheduling transactions with and through the ISO. LIPA shall electronically certify to the ISO pre-approved customers and transactions. If a party or transaction is not so pre-approved and certified by LIPA and the party submits a schedule for such a transaction to the ISO, the ISO shall reject the schedule and advise such party that it must obtain LIPA approval.

ARTICLE 12:  RELATIONSHIP BETWEEN THE ISO AND THE NYSRC

12.01  COMPLIANCE WITH RELIABILITY RULES.

The Incorporating Parties have separately created an NYSRC, which shall establish, and monitor the compliance with its Reliability Rules.

12.02  IMPLEMENTATION OF RELIABILITY RULES.

The ISO shall implement the Reliability Rules and shall cooperate with the Transmission Owners with respect to those Reliability Rules implemented by the Transmission Owners. The ISO shall maintain the safety and short-term reliability of the NYS Power System in accordance with the Reliability Rules and in accordance with the ISO/NYSRC Agreement and the ISO/TO Agreement.

12.03  AUDIT.

The ISO shall allow the NYSRC to review and audit the ISO's compliance with the Reliability Rules. Upon a request from the NYSRC, the ISO will provide sufficient information and data to the NYSRC to demonstrate that the ISO is in compliance with the Reliability Rules.

12.04  DISPUTES.

Disputes between the ISO and the NYSRC with respect to the implementation or terms of a Reliability Rule or a Local Reliability Rule shall be resolved in accordance with the ISO/NYSRC Agreement.

ARTICLE 13:  OASIS AND OTHER NOTIFICATION REQUIREMENTS

The ISO shall establish and operate an OASIS which shall be available to all Market Participants at a reasonable cost. The ISO shall satisfy regulatory requirements to make information available to all Market Participants on a same-time, non-discriminatory basis subject to any regulatory waiver. Additionally, network models, or the results of certain studies, may be required from time to time to be available for download by Market Participants.

Market Participants will be required to communicate all information to the ISO that is necessary for the ISO to dispatch their resource or Load using the OASIS. As part of the OASIS, the ISO shall establish and operate an exchange mechanism using an electronic technology to process the bids.

ARTICLE 14:  SALE OF TRANSMISSION CONGESTION CONTRACTS

14.01  PRIMARY SALES.

Transmission Congestion Contracts ("TCCs") shall be sold in the primary market by either a centralized auction process or directly by the individual Transmission Owners in a non-discriminatory manner.

14.02  SECONDARY SALES.

TCCs may be offered, resold, and assigned on a secondary market, either in their entirety or subdivided.

14.03  AUCTION BIDS.

The TCC auction bids will be made in accordance with the ISO OATT.

14.04  MARKET CLEARING PRICES.

Each winning bidder in the auction shall pay the Market Clearing Price for the TCCs. The total revenues received from the sale of TCCs, the Market Clearing Prices, and the entities awarded TCCs shall be posted on OASIS.

14.05  REVENUES REMITTED.

Any and all revenue received from the sale of a TCC shall be remitted to the Primary Owner of the TCC or the owner of the applicable transmission assets.

ARTICLE 15:  TAX-EXEMPT FINANCING

15.01  TAX-EXEMPT FINANCING PURSUANT TO SECTION 142(F) OF IRC.

Except for Section 15.05, this Article is applicable only to Transmission Owners that have financed facilities for the local furnishing of electricity as described in Section 142(f) of the Internal Revenue Code ("Local Furnishing Bond"). Notwithstanding any other provision of the ISO Agreement or an ISO Tariff, neither the ISO nor a Transmission Owner shall be required to provide Transmission Service or any other service to any Customer pursuant to an ISO Tariff if the provision of such Transmission Service or other service would result in the loss of tax-exempt status of any Local Furnishing Bonds used to finance the Transmission Owner's facilities.

Notwithstanding any other provision of this Agreement, no Transmission Owner shall be required to accept or consent to any request, recommendation, or decision, including, without limitation, a recommendation or a decision of an Arbitrator, or to build any facilities or to take any action, including, without limitation, the providing of Transmission Service or any other service, or to enter into any agreement if, in the sole judgment of such Transmission Owner, such request, recommendation, decision, facilities, action, Transmission Service or agreement might reasonably be expected to result in litigation related to the tax-exempt status of the Local Furnishing Bonds or any other tax-exempt debt obligation, or might reasonably be construed to adversely affect or bring into question the tax-exempt status of interest on bonds or other obligations issued by or for the benefit of such Transmission Owner, or adversely affect or bring into question the ability of such Transmission Owner to deduct interest payments or to access the benefits of tax-exempt financing in the future.

15.02  ALTERNATIVE PROCEDURES FOR REQUESTING TRANSMISSION SERVICE.

a. If a Transmission Owner determines that the provision of Transmission Service to be provided under the ISO OATT would jeopardize the tax-exempt status of any Local Furnishing Bonds, the Transmission Owner shall advise the ISO within thirty (30) days of receipt of a Completed Application by an Customer requesting such service, or the date on which the ISO OATT becomes effective.

b. If a Customer thereafter renews its request for the same Transmission Service referred to in (a) by tendering an application under Section 211 of the FPA, the Transmission Owner, within ten (10) days of receiving a copy of the Section 211 request, will waive its right to receive a request for service under Section 213(a) of the FPA. The Commission, upon receipt of the Transmission Owner's waiver of its right to a request for service under Section 213(a) of the FPA, shall issue an Order under Section 211 of the FPA. Upon issuance of the Order under Section 211 of the FPA, the ISO and the Transmission Owner shall be required to provide the requested Transmission Service in accordance with the terms and conditions of the ISO Tariff.

15.03  SECTION 211 ORDER.

The provision of Transmission Service under the ISO OATT shall also constitute the provision of Transmission Service pursuant to an Order by the Commission under Section 211 of the FPA with respect to the transmission of electricity on Con Edison's and LIPA's transmission systems.

15.04 TAX-EXEMPT FINANCING PURSUANT TO SECTION 103 AND RELATED PROVISIONS OF INTERNAL REVENUE CODE.

This provision is applicable only to NYPA which has financed transmission facilities with the proceeds of bonds issued pursuant to Section 103 and related provisions of the Internal Revenue Code ("Government Bonds"). Notwithstanding any other provision of the ISO OATT Tariff, neither the ISO nor NYPA shall be required to provide Transmission Service to any Market Participant pursuant to the ISO OATT if the provision of such Transmission Service would result in the loss of the tax-exempt status of any Government Bonds or impair NYPA's ability to issue future tax-exempt obligations.

15.05  RESPONSIBILITY OF COSTS ASSOCIATED WITH LOSS OF TAX-EXEMPT
       STATUS.

If, by virtue of an order issued by the Commission pursuant to Section 211 of the FPA, the ISO or a Transmission Owner is required to provide Transmission Service that would adversely affect the tax-exempt status of a Transmission Owner's Local Furnishing Bonds or any other tax-exempt debt obligations, then the Market Participant receiving such Transmission Service will compensate the Transmission Owner for all costs, if any, associated with the loss of tax-exempt status plus the normal costs of Transmission Service.

15.06  TRANSMISSION SERVICE EFFECTS ON TAX-EXEMPT FINANCING BY LIPA

This provision is applicable only to LIPA which has financed transmission facilities with the proceeds of LIPA's tax-exempt bonds issued pursuant to the Internal Revenue Code. Notwithstanding any other provisions of the ISO OATT or the ISO Services Tariff, neither the ISO nor the Transmission Owner shall be required to provide transmission service to any Customer pursuant to an ISO Tariff if the provisions of such Transmission Service would result in loss of tax-exempt status of any tax-exempt bonds or impair LIPA's ability to issue future tax exempt obligations. If, by virtue of an order issued by the Commission pursuant to Section 211 of the FPA, the ISO or a Transmission Owner is required to provide Transmission Service that would adversely affect the tax-exempt status of LIPA's tax-exempt bonds or any other tax-exempt debt obligations, then the Customer receiving such Transmission Service will compensate LIPA for all costs, if any, associated with the loss of tax-exempt status of LIPA's tax-exempt bonds on such other tax exempt obligations plus the normal costs of Transmission Service.

ARTICLE 16:  PENALTIES FOR NON-PERFORMANCE

16.01  ISO RIGHTS AND OBLIGATIONS.

In the event that a Transmission Owner, Generator, marketer, or LSE should perform, or fail to perform, or fail to follow the ISO's instructions or orders in such a way as to violate a Reliability Rule, or otherwise to endanger the reliability of the NYS Power System, the ISO Board shall have the right and obligation to take appropriate action and assess appropriate penalties against the offending entity, as set forth below.

16.02  ISO ACTIONS AND PENALTIES.

The actions and/or penalties that may be assessed by the ISO shall be set forth in the ISO Tariffs and/or relevant contracts.

16.03  COMMISSION FILINGS.

The ISO shall make a filing with the Commission as to the penalties that it may assess against any Market Participant or Party. The ISO may petition the Commission and/or any court of competent jurisdiction to enforce these sanctions.

16.04  DISPUTE RESOLUTION PROCESS.

Any Market Participant or Party upon which a penalty is imposed under this Article may treat it as a dispute and utilize the Dispute Resolution Process set forth in Article 10 of this Agreement.
Agreement.

ARTICLE 17:  FINANCIAL SETTLEMENTS

17.01  SETTLEMENT PROCEDURES.

The ISO shall implement such Settlement and billing procedures as necessary to implement the provisions of the ISO Tariffs.

17.02  SETTLEMENT RECORDS AND BILLS.

Settlement records will be maintained, prepared, and disseminated by ISO personnel. Within five (5) business days after the first day of each month, the ISO shall provide Settlement and billing information to customers who take service under an ISO Tariff consistent with the Settlement and billing provisions of the applicable Tariff. Bills for charges made under the ISO Tariffs shall be paid directly to the Party designated by the ISO, or into an account maintained by the ISO for such purposes by the first banking day common to all Parties after the nineteenth day of the month. Payments for bills related to Bilateral Transactions will be settled by the Parties to the transactions.

17.03  FINANCIAL OBLIGATIONS AFTER WITHDRAWAL AND TERMINATION.

Any financial obligation incurred by a Party under this Article prior to withdrawal by the Party from this Agreement or prior to the termination of this Agreement pursuant to Article 3 herein shall remain due and owing subsequent to such withdrawal or termination. The ISO Board and the Party or Parties to which the obligation is owed retain all legal rights and authority to recover such amounts.

17.04  FACILITATION OF SETTLEMENTS.

The ISO shall facilitate or perform (as required by the ISO OATT or the ISO Services Tariff) the Settlement of financial transactions between and among the various Customers and other Market Participants receiving or providing services pursuant to the ISO Tariffs, and the ISO. Settlements shall include, without limitation, the provision of necessary information to facilitate collection and disbursement of moneys associated with ISO Tariff charges and payments, payments to the Transmission Owners, payments related to the sale of TCCs, and charges associated with ISO operational costs. The ISO also shall facilitate the financial Settlement of any Congestion Rents.

17.05  TRANSMISSION OWNER RIGHTS.

Nothing in this Agreement shall affect the right of individual Transmission Owners to directly bill and collect the revenues associated with their individual TSCs.

ARTICLE 17A:  TRANSMISSION OWNERS RESERVED

Notwithstanding any other provision of this Agreement, or any other agreement or amendment made in connection with the restructuring of the NYPP and establishment of the New York ISO, each Transmission Owner shall retain all of the rights set forth in this Article 17A; provided, however, that such rights shall be exercised in a manner consistent with the Transmission Owners' rights and obligations under the New York State Public Service Law, the Federal Power Act and the Commission's rules and regulations thereunder. This Article is not intended to reduce or limit any other rights of a Transmission Owner as a signatory to this Agreement or any of the ISO Related Agreements or under an ISO Tariff.

17A. 1

Each Transmission Owner shall have the right at any time unilaterally to file pursuant to Section 205 of the Federal Power Act to change the ISO OATT or the ISO Agreement to the extent necessary: (a) to recover all reasonably incurred costs, plus a reasonable return on investment related to services under the ISO OATT and (b) to accommodate implementation of and changes to a Transmission Owner's retail access program.

17A.2

Nothing in this Agreement shall restrict any rights, to the extent such rights exist: (a) of Transmission Owners that are parties to a merger, acquisition or other restructuring transaction to make a filing under Section 205 of the Federal Power Act with, respect to the reallocation or redistribution of revenues among such Transmission Owners; or (b) of any Transmission Owner to terminate its participation in the New York ISO pursuant to Section 3.02 of this Agreement or Article 6 of the ISO/TO Agreement, notwithstanding any effect its withdrawal from the New York ISO may have on the distribution of transmission revenues among other Transmission Owners.


17A.3

Each Transmission Owner retains all rights that it otherwise has incident to its ownership of its assets, including, without limitation, its transmission facilities including, without limitation, the right to build, acquire, sell, merge, dispose of, retire, use as security, or otherwise transfer or convey all or any part of its assets, including, without limitation, the right, individually or collectively, to amend or terminate the Transmission Owner's relationship with the ISO in connection with the creation of an alternative arrangement for the ownership and/or operation of its transmission facilities on an unbundled basis (e.g., a transmission company), subject to necessary regulatory approvals and to any approvals required under applicable provisions of this Agreement.

17A.4

The obligation of any Transmission Owner to expand or modify its transmission facilities in accordance with the ISO OATT shall be subject to the Transmission Owner's right to recover, pursuant to appropriate financial arrangements contained in Commission-accepted tariffs or agreements, all reasonably incurred costs, plus a reasonable return on investment, associated with constructing and owning or financing such expansions or modifications to its facilities.

17A.5

Each Transmission Owner shall have the right to adopt and implement procedures it deems necessary to protect its electric facilities from physical damage or to prevent injury or damage to persons or property.

17A.6

Each Transmission Owner retains the right to take whatever actions it deems necessary to fulfill its obligations under local, state or federal law.

17A.7

Notwithstanding anything to the contrary in this Agreement, no amendment to any provision of this Article may be adopted without the agreement of the Transmission Owners.

17A.8

Except as expressly provided herein, nothing in this Agreement shall affect the rights of any Party under the Federal Power Act.


ARTICLE 18:  TRANSMISSION SYSTEM EXPANSION

18.01  TRANSMISSION SYSTEM EXPANSION

The ISO will exercise the responsibilities with respect to transmission system expansion set forth in the ISO OATT. The ISO Operating Committee will have the primary role in the implementation of the ISO's transmission system expansion responsibilities. The ISO will not have the authority to order a Transmission Owner to construct new facilities or to modify existing facilities.

18.02  CONFIRMATION THAT PROPOSED PROJECTS MEET RELIABILITY STANDARDS.

a. Transmission projects proposed by Transmission Owners and projects proposed by other Market Participants, including generation, that impact Interface Transfer Capability, shall be submitted to the ISO Operating Committee to confirm that all applicable reliability criteria would be met.

b. The ISO Operating Committee analysis will include identification of changes in Interface Transfer Capability resulting from the project and measures that might mitigate reduction in Transfer Capability.

c. The ISO staff will prepare reports covering the above analyses, with Transmission Owner support and participation, for Operating Committee review and approval.

d. Transmission Owners and municipal electric systems will evaluate the impact of transmission expansion proposals on local reliability.

18.03  COMPILATION OF A NEW YORK STATE TRANSMISSION PLAN.

a.  The ISO will compile a consolidated New York State Transmission Plan
    (the "Plan") as described in the ISO OATT, which will be comprised of all transmission projects proposed by Transmission Owners, as well as projects proposed by other Market Participants, that are found to meet all applicable criteria and include appropriate Transfer Capability mitigation measures, and that have pending applications for construction permits or approvals.

b. The Plan shall be compiled in coordination with the transmission systems of neighboring ISOs, Control Areas, and Canadian systems.

c. The Plan shall conform with applicable NYSRC standards, in accordance with ISO Procedures detailed in ISO manuals.

d. The Plan will be compiled by the ISO staff, with Transmission Owner support and participation, for Operating Committee review and approval.

18.04 ASSESSMENT OF THE OVERALL RELIABILITY OF THE NEW YORK STATE TRANSMISSION SYSTEM.

a. The ISO will conduct planning and reliability assessments of the NYS Transmission Plan in accordance with the Reliability Rules.

b. The overall security and adequacy of the NYS Transmission System will be assessed to ensure conformance with NERC, NPCC, and NYSRC planning criteria.

c. The ISO Operating Committee will participate in inter-regional studies and assessments to ensure the interconnected systems are planned and developed on a coordinated basis to preserve reliability.

d. The ISO staff, with Transmission Owner support and participation, will prepare reliability assessments for Operating Committee review and approval.

18.05  PREPARATION OF ACTUAL CONGESTION INFORMATION.

a. The ISO, upon formation, will compile actual Power Flows and Congestion Cost information for all New York transmission Interfaces, including those with neighboring systems. This information will include histograms of hourly MW flows and congestion costs and total monthly Congestion Costs by Interface.

b. The ISO staff will publish reports covering this information, subject to audits.

ARTICLE 19:  AMENDMENT OF THIS AGREEMENT AND THE ISO TARIFFS

19.01  MODIFICATIONS.

Without waiving or limiting any rights of the Incorporating Parties under this Agreement, the ISO/TO Agreement or the ISO/NYSRC Agreement, the Parties agree that this Agreement, the ISO OATT, and the ISO Services Tariff may be modified only as follows:

any proposed amendment to the ISO OATT, the ISO Services Tariff or the ISO Agreement must be submitted to both the ISO Management Committee and the ISO Board; if both the ISO Board and the ISO Management Committee agree to the proposed amendment, the ISO shall file the proposed amendment with the Commission pursuant to Section 205 of the FPA; provided however, that the foregoing provisions do not apply to any proposed amendment to the governance provisions of this Agreement set forth in Sections 7.03, 7.04, 7.05, 7.06, 7.07, 7.08, 7.09, 7.10, 7.11, 7.12 and 7.13. A proposed amendment of any of the provisions of the preceding Sections by the ISO or any Party must be filed pursuant to Section 206 of the FPA. If the ISO Board and the Management Committee do not agree on the proposed amendment, the proposed amendment may not be filed with the Commission pursuant to Section 205 of the FPA. Notwithstanding the foregoing, the ISO Board may submit to the Commission a proposed amendment to the ISO OATT, the ISO Services Tariff or the ISO Agreement under Section 205 of the FPA, without the concurrence of the Management Committee, under the following circumstances: the ISO Board certifies that (1) the proposed amendment is necessary to address exigent circumstances related to the reliability of the NYS Power System or to address exigent circumstances related to an ISO Administered Market; and (2) the urgency of the situation justifies a deviation from the normal ISO governance procedures. Any proposed amendment submitted unilaterally by the ISO shall contain an expiration date of no later than one hundred and twenty (120) days after it is filed with FERC and shall expire no later than one hundred twenty
(120) days after it was filed with FERC, unless the Management Committee files with FERC a written concurrence with the proposed amendment within the one hundred and twenty (120) day period or FERC approves the proposed amendment under the just and reasonable standard under Section 206 of the FPA. The ISO Board shall have the authority to call a special meeting of the Management Committee to request its concurrence in a proposed amendment.

19.02  FPA SECTION 206 FILINGS.

Subject to Section 19.01, nothing in this Agreement shall be construed in any way as affecting the rights of any party to make a filing with the Commission pursuant to Section 206 of the Federal Power Act.

19.03  PROPOSED AMENDMENTS.

All proposed amendments to the ISO Agreement must be filed with the Commission.

ARTICLE 20:  ADDITIONAL CONDITIONS

20.01  RECOVERY UNDER STATE-APPROVED TARIFFS.

Nothing in this ISO Agreement shall preclude any party from recovering under its PSC-approved or other lawfully established electric service tariffs the costs associated with the sale or delivery of electric Capacity or Energy to customers served under such tariffs.

20.02  RECOVERY OF START-UP AND DEVELOPMENT COSTS.

As provided for in the ISO/TO Agreement, as soon as practicable, the ISO shall reimburse the Transmission Owners for all costs associated with the start-up and establishment of the ISO. Such costs shall include, but are not limited to, the costs associated with: the transfer of the current NYPP Energy Control Center buildings and facilities to the ISO start-up and development costs, including but not limited to software development and licensing costs, project development costs, and regulatory costs.

20.03  ASSUMPTION OF EXISTING OBLIGATIONS.

As provided for in the ISO/TO Agreement, the ISO shall assume all existing contractual and other obligations of the NYPP. If the ISO decides to take action to terminate any such contract or obligation, it will bear any costs related thereto. The ISO shall utilize the current facilities and equipment of the NYPP and retain NYPP employees to the greatest extent practicable.

ARTICLE 21:  REGULATORY JURISDICTION

Subject to Section 19.01, nothing in this Agreement shall restrict the rights of the Parties to file a complaint with or submit any action to the Commission or any other appropriate regulatory authority under relevant provisions of the Federal Power Act or other relevant statutory provisions, nor shall anything in this Agreement affect the jurisdiction of the Commission or any other regulatory authority over matters arising under this Agreement.

ARTICLE 22:  ASSIGNMENT

22.01  LIMITATIONS ON ASSIGNMENT.

Except as specifically provided in Section 22.02 hereof, this Agreement may not be assigned or otherwise transferred by any of the Parties without the express prior written consent of the ISO Board which consent shall not be unreasonably withheld or delayed. Any person to which an assignment or transfer is made shall be required to demonstrate, to the reasonable satisfaction of the ISO Board, that it is capable of fulfilling the requirements of this Agreement, and such assignee shall pay all costs and expenses, including reasonable attorney fees, in connection with such assignment. Unless otherwise expressly provided in a written instrument approved by the ISO Board in connection with the consummation of such assignment or transfer, any such assignment or other transfer by a Party of any of its rights and obligations under this Agreement shall not release, or in any way modify, the assigning or transferring party's liability for the performance of its obligations hereunder.

22.02  ASSIGNMENT.

Notwithstanding the provisions of Section 22.01 of this Agreement, the Parties hereby consent to the assignment of this Agreement by any Incorporating Party:

a. to any entity or entities pursuant to a plan of restructuring approved by the PSC in conjunction or compliance with, or in furtherance of, the PSC restructuring as outlined in PSC Case No. 94-E-0952, and Opinion 96-12 issued in such proceeding or any related order; or

b. to any entity or entities in connection with a merger, consolidation, reorganization, or other change in organizational structure of the assigning Incorporating Party provided that the surviving entity(ies) agree, in writing, to be bound by the terms of this Agreement.

ARTICLE 23:  INDEMNIFICATION

23.01  INDEMNIFICATION.

The ISO shall indemnify, save harmless and defend a Transmission Owner including its directors, officers, employees, trustees, and agents, or each of them, from and against all claims, demands, losses, liabilities, judgments, damages (including, without limitation, any consequential, incidental, direct, special, indirect, exemplary or punitive damages and economic costs) and related costs and expenses (including, without limitation, reasonable attorney and expert fees, and disbursements incurred by a Transmission Owner in any actions or proceedings between a Transmission Owner and another Transmission Owner, a third party, Market Participant, the ISO, or any other party) arising out of or related to the Transmission Owner's or the ISO's acts or omissions related in any way to the Transmission Owner's ownership or operation of its transmission facilities when such acts or omissions are either (1) pursuant to or consistent with ISO Procedures or direction; or (2) in any way related to the Transmission Owner's or the ISO's performance under the ISO OATT, except to the extent that a Transmission Owner is found liable for negligence or intentional misconduct, and under the ISO Services Tariff, the ISO/TO Agreement, the NYSRC Agreement, the ISO/NYSRC Agreement, or this Agreement, except to the extent a Transmission Owner is found liable for gross negligence or intentional misconduct.

23.02  SURVIVAL.

The provisions of this Article 23 shall survive the termination of this ISO Agreement

ARTICLE 24:  CLAIMS BY EMPLOYEES AND INSURANCE

The ISO shall be solely responsible for and shall bear all of the costs of claims by its own employees, contractors, or agents arising under and covered by, any workers' compensation law. The ISO shall furnish, at its sole expense, such insurance coverage and such evidence thereof, or evidence of self-insurance, as is reasonably necessary to meet its obligations under this Agreement.

Additionally, the ISO will procure insurance or other alternative risk financing arrangements sufficient to cover the risks associated with the ISO carrying out its obligations, including the obligation to indemnify the Transmission Owners. The ISO shall provide the Transmission Owners with the details of such insurance and shall have them named as additional insureds to the extent of their insurable interests.

ARTICLE 25:  LIMITATION OF LIABILITY

25.01  LIMITATION OF LIABILITY OF ISO.

For the purpose of this Section, the term Market Participant shall not include a Transmission Owner with respect to acts or omissions related in any way to the Transmission Owner's ownership or operation of its transmission facilities when such acts or omissions are either (1) pursuant to or consistent with ISO Procedures or direction; or (2) in any way related to the Transmission Owner's or the ISO's performance under the ISO OATT, the ISO Services Tariff, the ISO/TO Agreement, the ISO/NYSRC Agreement or this Agreement. Subject to the provisions of Article 23, the ISO shall not be liable (whether based on contract, indemnification, warranty, tort, strict liability or otherwise) to any Market Participant or any third party for any damages whatsoever, including without limitation, direct, incidental, consequential, punitive, special, exemplary or indirect damages resulting from any act or omission in any way associated with this Agreement, except in the event that the ISO is found liable for gross negligence or intentional misconduct, in which case the ISO will not be liable for any incidental, consequential, punitive, special, exemplary, or indirect damages; provided, however, that the liability of the ISO related services provided under the ISO OATT shall be governed by the provisions of the ISO OATT.

25.02  LIMITATIONS OF LIABILITY OF TRANSMISSION OWNERS.

A Transmission Owner shall not be liable (whether based on contract, indemnification, warranty, tort, strict liability or otherwise) to the ISO, any Market Participant, any third party, or any other Party, for any damages whatsoever, including without limitation, direct, incidental, consequential, punitive, special, exemplary or indirect damages resulting from any act or omission in any way associated with this Agreement, except to the extent that the Transmission Owner is found liable for gross negligence or intentional misconduct, in which case the Transmission Owner shall not be liable for any incidental, consequential, punitive, special, exemplary, or indirect damages; provided, however, that the liability of a Transmission Owner related to services provided under the ISO OATT shall be governed by the provisions of the ISO OATT.

ARTICLE 26:  OTHER PROVISIONS

26.01  GOVERNING LAW; JURISDICTION.

The interpretation and performance of this Agreement shall be in accordance with and shall be controlled by the laws of the State of New York as though this Agreement was made and performed entirely in New York. With respect to any claim or controversy arising from this Agreement or performance hereunder within the subject matter jurisdiction of the Federal or State Courts of the state of New York, the Parties consent to the exclusive jurisdiction and venue of said courts.

26.02  HEADINGS.

The section headings herein are for convenience and reference only, and in no way define or limit the scope of this ISO Agreement or in any way affect its provisions. Whenever the terms hereto, hereunder, herein or hereof are used in this ISO Agreement, they shall be construed as referring to this entire ISO Agreement, rather than to any individual section, subsection, or sentence.

26.03  MUTUAL AGREEMENT.

Nothing in this ISO Agreement is intended to limit the Parties' ability to mutually agree upon taking a course of action different than that provided for herein, provided that doing so will not adversely affect any other Parties' rights under this Agreement.

26.04  NO THIRD PARTY RIGHTS.

Nothing in this Agreement, express or implied, is intended to confer on any person, other than the Parties hereto, any rights or remedies under or by reason of this Agreement.

26.05  NOT PARTNERS.

Nothing contained in this Agreement shall be construed to make the Parties partners or joint venturers or to render any Party liable for the debts or obligations of any other Party.

26.06  WAIVER.

Any waiver, at any time, of the rights of any Party as to any default on the part of any other Party or Parties to this Agreement, or as to any other matter arising hereunder, shall not be deemed a waiver as to any default or other matter subsequently occurring.

26.07  CONTRACT SUPREMACY.

In the case of a conflict between the terms of this Agreement and the terms of the ISO/TO Agreement, the terms of the ISO/TO Agreement shall prevail. In the case of a conflict between the terms of this Agreement and the terms of ISO/NYSRC Agreement, the terms of the ISO/NYSRC Agreement shall prevail.

26.08  FORCE MAJEURE.

A Party shall not be considered to be in default or breach under this Agreement, and shall be excused from performance or liability for damages to any other party, if and to the extent it shall be delayed in or prevented from performing or carrying out any of the provisions of this Agreement, except the obligation to pay any amount when due, arising out of or from any act, omission, or circumstance occasioned by or in consequence of any act of God, labor disturbance, failure of contractors or suppliers of materials, act of the public enemy, war, invasion, insurrection, riot, fire, storm, flood, ice, explosion, breakage or accident to machinery or equipment or by any other cause or causes beyond such Party's reasonable control, including any curtailment, order, regulation or restriction imposed by governmental, military or lawfully established civilian authorities, or by the making of repairs necessitated by an emergency circumstance not limited to those listed above upon the property or equipment of the ISO or any party to the ISO Agreement. Nothing contained in this Article shall relieve any entity of the obligations to make payments when due hereunder or pursuant to a Service Agreement. Any party claiming a force majeure event shall use reasonable diligence to remove the condition that prevents performance, except the settlement of any labor disturbance shall be in the sole judgment of the affected party.

26.09  COUNTERPARTS.

This Agreement may be executed in counterparts.

IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed in its corporate name by its proper officers as of the date first written above.


CENTRAL HUDSON GAS & ELECTRIC CORPORATION


By:  /s/Carl E. Meyer
   ----------------------------
     Carl E. Meyer

Title:  President and Chief Operating Officer

Date:  ------------------------


CONSOLIDATED EDISON COMPANY OF NEW YORK, INC.


By:  /s/Stephen B. Bram
   ----------------------------
     Stephen B. Bram

Title:  Senior Vice President, Central Operations

Date:  ------------------------


LIPA


By:  /s/Richard M. Kessel
   ----------------------------
     Richard M. Kessel

Title:  Chairman

Date:  ------------------------


NEW YORK STATE ELECTRIC & GAS CORPORATION


By:  /s/Denis E. Wickman
   ----------------------------
     Denis E. Wickham

Title:  Senior Vice President, Energy Operating Services

Date:  ------------------------


NIAGARA MOHAWK POWER CORPORATION


By:  /s/Clement E. Nadeau
   ----------------------------
     Clement E. Nadeau

Title:  Vice President, Electric Delivery

Date:  ------------------------


ORANGE AND ROCKLAND UTILITIES, INC.


By:  /s/Kevin Burke
   ----------------------------
     Kevin Burke

Title:  President and Chief Executive Officer

Date:  ------------------------


ROCHESTER GAS AND ELECTRIC CORPORATION


By:  /s/Clifton B. Olson
   ----------------------------
     Clifton B. Olson

Title:  Vice President, Energy Supply

Date:  ------------------------


NEW YORK POWER AUTHORITY


By:  /s/Clarence D. Rappleyea
   ----------------------------
     Clarence D. Rappleyea

Title:  Chairman and Chief Executive Officer

Date:  ------------------------

18





                                                              EXHIBIT 10-15

                            AGREEMENT BETWEEN NEW YORK
                         INDEPENDENT SYSTEM OPERATOR AND
                               TRANSMISSION OWNERS

              TABLE OF CONTENTS

ARTICLE 1.0:  DEFINITIONS

ARTICLE 2.0:  RESPONSIBILITIES OF THE TRANSMISSION OWNERS

ARTICLE 3.0:  RESPONSIBILITIES OF THE ISO

ARTICLE 4.0:  ASSIGNMENT

ARTICLE 5.0:  LIMITATION OF LIABILITY AND INDEMNIFICATION

ARTICLE 6.0:  OTHER PROVISIONS

APPENDIX A-1

APPENDIX A-2

                                AGREEMENT BETWEEN
                      NEW YORK INDEPENDENT SYSTEM OPERATOR
                                       AND
                               TRANSMISSION OWNERS

This Agreement is made as of the 2nd day of December, 1999, by and among Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc., New York State Electric & Gas Corporation, Niagara Mohawk Power Corporation, Orange and Rockland Utilities, Inc., Rochester Gas and Electric Corporation (referred to collectively as the "Investor-Owned Transmission Owners"), the Power Authority of the State of New York ("NYPA"), a corporate municipal instrumentality of the state of New York, and LIPA (a subsidiary of the Long Island Power Authority, a corporate municipal instrumentality of the state of New York)(herein referred to collectively as the "Transmission Owners") and the New York Independent System Operator ("ISO"), a not-for-profit corporation. The Transmission Owners and the ISO are herein referred to collectively as the Parties.

                                   WITNESSETH:

WHEREAS, the Investor-Owned Transmission Owners established the New York Power Pool ("NYPP") by agreement made as of the 21st day of July, 1966, and NYPA subsequently joined NYPP on October 11, 1967, and LIPA joined the NYPP on May 28, 1998; and

WHEREAS, the Transmission Owners have created, invested in and operated the interconnected transmission facilities in New York State and each Investor-Owned Transmission Owner has fiduciary responsibilities to assure, among other things, the receipt of adequate revenues to maintain the facilities, a reasonable rate of return on its transmission facilities, and to provide for recovery of the capital invested in its transmission facilities; and

WHEREAS, the ISO's principal mission is to maintain the integrity and reliability of the interconnected transmission facilities of the Transmission Owners, which will require the ISO to exercise Operational Control of the transmission facilities of the Transmission Owners, referred to as "Transmission Facilities Under ISO Control," and will further require the ISO, among other things, to function as the successor to NYPP with respect to certain NYS Power System operational activities heretofore conducted by NYPP; and

WHEREAS, the Investor-Owned Transmission Owners have legal obligations to provide safe and reliable service to the public, including assuring suitable use of their individual transmission facilities to attain and maintain compliance with this obligation; and

WHEREAS, the Transmission Owners will continue to own, physically operate, modify, and maintain the Transmission Facilities Under ISO Operational Control, and the Investor-Owned Transmission Owners will continue to have fiduciary obligations to their investors to protect their transmission facilities and to protect their investors from liability that may result from the operation of those facilities;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, the Parties do hereby agree with each other, for themselves and their successors and assigns, as follows:

ARTICLE 1.0:  DEFINITIONS

1.01  The definitions contained in Article 1 of the Independent System
Operator Agreement ("ISO Agreement") as it existed on the date this Agreement is signed by the Parties are hereby incorporated by reference in their entirety into this Agreement. Modifications to such definitions under the ISO Agreement shall apply to this Agreement, only if the Parties to this Agreement agree in writing pursuant to Section 6.14 below.

ARTICLE 2.0: RESPONSIBILITIES OF THE TRANSMISSION OWNERS

2.01 TRANSMISSION FACILITIES. The Transmission Owners have specified transmission facilities over which the ISO will have day-to-day Operational Control. These facilities shall be collectively known as the "Transmission Facilities Under ISO Operational Control," and are listed in Appendix A-1. The Transmission Owners also will be responsible for providing notification to the ISO with respect to actions related to other specified transmission facilities. These facilities shall be collectively known as "Transmission Facilities Requiring ISO Notification," and are listed in Appendix A-2. Transmission facilities may be added to, or deleted from, the lists of facilities provided in Appendices A-1 and A-2 by mutual written agreement of the ISO and the Transmission Owner owning and controlling such facilities. A current version of such list will be posted on the ISO's OASIS.

2.02 TRANSMISSION SYSTEM OPERATION. Each Transmission Owner shall operate and maintain its facilities that are designated as Transmission Facilities Under ISO Operational Control and Transmission Facilities Requiring ISO Notification in accordance with the terms of this Agreement and in accordance with all Reliability Rules and all other applicable operating instructions, and ISO Procedures. The Operating Committee of the ISO will promulgate procedures to provide for the assumption of authority by the Transmission Owners' control centers to respond to an Emergency. These procedures shall provide for the coordination of such response with the ISO. The procedures will provide that, in situations where immediate action is required, the Transmission Owners' control centers will have the authority to take actions, including without limitation, the following:

1. exercising control over facilities listed in Appendix A-1 of this Agreement and generating units;
2.  starting quick start generation and the adjustment of generation;
3.  re-energizing transmission facilities following breaker trips;
4. implementing emergency Load Shedding and voltage reduction measures and subsequent restoration;
5.  voltage/VAR control during an Emergency;
6.  changing ratings of transmission facilities; and
7. taking other measures consistent with Good Utility Practice that are required to respond to the Emergency.

Until the Operating Committee promulgates such procedures, the Transmission Owners will exercise the above responsibilities during an Emergency.

2.03 LOCAL AREA TRANSMISSION SYSTEM FACILITIES. Transmission system facilities not designated as Transmission Facilities Under ISO Operational Control or as Transmission Facilities Requiring ISO Notification shall be collectively known as "Local Area Transmission System Facilities." Each Transmission Owner shall have sole responsibility for the operation of its Local Area Transmission System Facilities, provided, however, that such operation by each Transmission Owner shall not compromise the reliable and secure operation of the NYS Transmission System. Each Transmission Owner shall promptly comply to the extent practicable with a request from the ISO to take action with respect to coordination of the operation of its Local Area Transmission System Facilities.

2.04 SAFE OPERATIONS. Notwithstanding any other provision of this Agreement, a Transmission Owner may take such action with respect to the operation of its facilities as it deems necessary to maintain Safe Operations. To ensure Safe Operations, all Transmission Owner local operating rules shall govern the connection and disconnection of generation with transmission facilities. Safe Operations include the application and enforcement of rules, procedures and protocols that are intended to ensure the safety of personnel operating or performing work or tests on transmission facilities.

2.05 LOCAL CONTROL CENTER, METERING AND TELEMETRY. Each Transmission Owner shall operate, or arrange for a suitable third party to operate, on a twenty-four (24) hour basis, a suitable control center, and shall install and maintain all other equipment and facilities reasonably required for the ISO to exercise Operational Control over Transmission Facilities Under ISO Operational Control. Operation of the NYS Power System will be a cooperative effort coordinated by the ISO control center in conjunction with each Transmission Owner's control center and will require the exchange of all reasonably necessary information. The Transmissions Owners' control centers must provide the ISO with Supervisory Control and Data Acquisition ("SCADA") information on facilities listed in Appendices A-1 and A-2 as well as on certain generation resources in their Transmission Districts.

Each Transmission Owner shall have the responsibility for providing metering data in its Transmission District to the ISO, unless other parties are authorized by the appropriate regulatory authority to provide metering data. Each Transmission Owner shall be responsible for collecting and making available to the ISO billing quality metering data and any other information for the Transmission District required by the ISO for billing purposes. The Parties agree that the metering and data acquisition systems currently in place will be acceptable for initial ISO operation. The Transmission Owner shall cooperate with the ISO in implementing reasonable metering enhancements and new metering installations that the ISO may deem necessary, provided that mechanisms satisfactory to each Transmission Owner are in place for their recovery of all associated costs. Each Transmission Owner shall continue to receive telemetry from existing Generators in its Transmission District and provide for the receipt of such information from new Generators. Automatic Generation Control ("AGC") will be implemented via each Transmission Owner's control center. Each Transmission Owner shall operate its control center to comply with current AGC procedures, as well as any revised or new AGC procedures reasonably adopted by the ISO. In addition, each Transmission Owner shall provide backup control services to the ISO in the event the ISO's computer systems malfunction. In such situations, Bid curves will be made available to the Transmission Owners' control centers to facilitate the continued economic operation of the system. Each Transmission Owner will maintain a strict Code of Conduct to prevent such information from reaching any unauthorized person or entity.

2.06 SECURITY CONSTRAINED UNIT COMMITMENT ADJUSTMENTS. A Transmission Owner may request commitment of additional Generators (including specific output level(s)) if it determines that an additional Generator is needed to ensure local area reliability. The ISO will use Supplemental Resource Evaluation ("SRE") to fulfill a Transmission Owner's request for additional units.

2.07 DESIGN, MAINTENANCE AND RATING CAPABILITIES. Each Transmission Owner shall comply with the provisions of this Agreement and all Reliability Rules, ISO Procedures, and Good Utility Practice with respect to the design, maintenance and rating the capabilities of NYS Transmission System facilities.

2.08 MAINTENANCE SCHEDULING. The Transmission Owners shall schedule maintenance of their facilities designated as Transmission Facilities Under ISO Operational Control and schedule any outages (other than forced transmission outages) of said transmission system facilities in accordance with outage schedules approved by the ISO. The Transmission Owners shall comply with maintenance schedules coordinated by the ISO, pursuant to this Agreement, for Transmission Facilities Under ISO Operational Control. Each Transmission Owner shall be responsible for providing notification of maintenance schedules to the ISO for Facilities Requiring ISO Notification.

2.09 INVESTIGATIONS AND RESTORATION. Each Transmission Owner shall promptly conduct investigations of equipment malfunctions and failures and forced transmission outages in a manner consistent with applicable FERC, PSC, NRC, NERC, NPCC and NYSRC rules, principles, guidelines, standards and requirements, ISO Procedures and Good Utility Practice. Each Transmission Owner shall supply the results of such investigations to the NYSRC, the ISO and the other Transmission Owners. Each Transmission Owner shall determine the level of resources to be applied to restore facilities to service following a failure, malfunction, or forced transmission outage. Following a total or partial system interruption, restoration shall be coordinated between the ISO and the Transmission Owners' control centers. The Transmission Owners' control centers shall have the authority, in coordination with the ISO, to restore the system and to re-establish service if doing so would minimize the period of service interruption.

2.10 INFORMATION AND SUPPORT. The Transmission Owners shall obtain from the ISO and the ISO shall provide to the Transmission Owners the necessary information and support services to comply with their obligations under this Article.

ARTICLE 3.0: RESPONSIBILITIES OF THE ISO

3.01 OPERATION AND COORDINATION. The ISO shall direct the operation of, and coordinate the maintenance scheduling of, certain facilities of the NYS Power System, including coordination with control centers maintained by the Transmission Owners in accordance with the Reliability Rules, as follows:

      a. Assuming responsibility for Control Area operations of the NYS Power System previously performed by NYPP;
      b. Performing balancing of Generation and Load while ensuring the safe, reliable and efficient operation of the NYS Power System;
      c. Exercising Operational Control over certain facilities of the NYS Power System under normal operating conditions and system Emergencies to maintain system reliability; and
      d. Coordinating the NYS Power System equipment outages and maintenance and maintaining the safety and short term reliability of the NYS Power System.

3.02 TARIFF ADMINISTRATION AND PERFORMANCE OF RESPONSIBILITIES UNDER ISO RELATED AGREEMENTS. Subject to the provisions of Section 6.09, the ISO shall:

      (a) administer the ISO OATT, the ISO Services Tariff and the ISO Agreement in accordance with their provisions as they may be amended from time to time, and
      (b) shall comply with the provisions of this Agreement, the NYSRC Agreement and the ISO/NYSRC Agreement.

3.03 AMENDMENT OF ISO AGREEMENT AND ISO TARIFFS. Notwithstanding any other provision in this Agreement except for the provisions of Section 3.10, the ISO OATT, the ISO Services Tariff and the ISO Agreement may be modified only as follows: any proposed amendment to the ISO OATT, the ISO Services Tariff or the ISO Agreement must be submitted to both the ISO Management Committee and the ISO Board; if both the ISO Board and the ISO Management Committee agree to the proposed amendment, the ISO shall file the proposed amendment with the Commission pursuant to Section 205 of the FPA; if the ISO Board and the ISO Management Committee do not agree on the proposed amendment, the proposed amendment may not be filed with the Commission pursuant to Section 205 of the FPA. Notwithstanding the foregoing, the ISO Board may submit to the Commission a proposed amendment to the ISO OATT, the ISO Services Tariff or the ISO Agreement under Section 205 of the FPA, without the concurrence of the Management Committee, under the following circumstances: the ISO Board certifies that

      (1) the proposed amendment is necessary to address exigent circumstances related to the reliability of the NYS Power System or to address exigent circumstances related to an ISO Administered Market; and
      (2) the urgency of the situation justifies a deviation from the normal
          ISO governance procedures.  Any proposed amendment submitted unilaterally by the ISO shall contain an expiration date of no later than one hundred and twenty (120) days after it is filed with FERC and shall expire no later than one hundred twenty (120) days after it was filed with FERC, unless the Management Committee files with FERC a written concurrence with the proposed amendment within the one hundred and twenty (120) day period or FERC approves the proposed amendment under the just and reasonable standard under Section 206 of the Federal Power Act. The ISO Board shall have the authority to call a special meeting of the Management Committee to request its concurrence in a proposed amendment.

Nothing in this Section 3.03 shall be construed in any way as affecting the right of the ISO or any person to make a filing with the Commission pursuant to
Section 206 of the Federal Power Act.

3.04  GRANTING OF AUTHORITY.  The ISO responsibilities set forth in Article
3 of this Agreement, are granted by each Transmission Owner to the ISO only so long as each of the conditions set forth below is met and continues to be met throughout the term of this Agreement:

      a. The ISO fully implements all Reliability Rules including, without limitation, using all reasonable efforts to require all Market Participants to maintain applicable levels of Installed Capacity and Operating Capacity, consistent with the ISO OATT, the ISO Services Tariff and all Reliability Rules;
      b. The ISO has a FERC-accepted transmission tariff(s) which provide(s) for full recovery of the following, to the extent allowed, accepted or approved by FERC: the Annual Transmission Revenue Requirement of each of the Investor Owned Transmission Owners, NTAC, the annual transmission revenue requirement of LIPA, and any Stranded Investment Recovery Charge;
      c. The ISO does not materially and adversely affect the right of any Transmission Owner concerning transitional arrangements set forth in the ISO Tariffs, pertaining or relating to Existing Transmission Agreements which are in effect at the commencement of ISO operations;
      d. Con Edison, LIPA and NYPA have adequate assurance in the opinion of each such entity, that participation in the ISO will not jeopardize the tax-exempt status of their respective tax-exempt bonds, the ability of such Investor-Owned Transmission Owner to deduct interest payments, or the ability of the Transmission Owners to secure future tax-exempt financing;
      e.  The ISO does not act in violation of lawful PSC or FERC Orders;
      f. The ISO does not file a request under Section 205 of FPA to revise the provisions in the ISO Services Tariff related to indemnification and limitation of liability;
      g. The ISO does not have a financial interest in any commercial transaction involving the use of the NYS Power System or any other electrical system;
      h. The ISO does not seek modification of any provision of the ISO OATT or the ISO Services Tariff so as to require, directly or indirectly, wheeling to end users except as authorized by the PSC or a retail access tariff approved by the Long Island Power Authority's Board of Trustees, or a sham wholesale transaction (as defined in FPA Section 212[h]);
      i. The ISO distributes revenues from the collection of transmission charges to the Transmission Owner in a timely manner; and
      j. The ISO enforces and complies with the creditworthiness and collection standards of the ISO Procedures, the ISO OATT and the ISO Services Tariff.

3.05 COLLECTION AND BILLING. The ISO shall facilitate and/or perform the billing and collection of revenues related to services provided by the ISO pursuant to the terms of the ISO OATT and the ISO Services Tariff.

3.06 NYPA ANNUAL TRANSMISSION REVENUE REQUIREMENT. This Agreement is premised on NYPA recovering its full annual transmission revenue requirement. This is to be achieved through a mechanism known as the NTAC. NYPA will submit its annual revenue requirement for FERC approval. NYPA will be entitled to receive from the ISO the difference between its FERC-approved revenue requirement and the sum of revenues it collects from contracts and from TSCs associated with its current transmission system. The ISO will credit any TCC revenues associated with NYPA's facilities and allocate the remainder on a kWh basis to all transmission Load the ISO serves. NYPA's recovery pursuant to NTAC is limited as described in Attachment H to the ISO OATT. This Agreement is further premised on each Investor-Owned Transmission Owner being authorized to fully recover the NTAC charged to its transmission and retail customers and that any necessary regulatory approvals for such full recovery will be granted by the PSC and FERC.

3.07 PROPOSED MATERIAL MODIFICATIONS TO THE NYS POWER SYSTEM. The ISO shall establish procedures to evaluate the impact of any proposed material modifications to the NYS Power System. If the ISO or a Transmission Owner determines that a proposed modification will have a negative impact on system reliability or on total Interface transfer capability over an Interface or Interfaces, the ISO or the Transmission Owner may refer the issue for resolution pursuant to procedures comparable to those set forth in Article 5 of the ISO/NYSRC Agreement. However, the approval of the NYSRC or the ISO shall not be required to submit the issue to the PSC for resolution.

3.08  OASIS.  The ISO shall maintain the OASIS for the New York Control
Area.

3.09  TRANSMISSION OWNER REIMBURSEMENT AND ASSUMPTION OF EXISTING
OBLIGATIONS. As soon as practicable, or no later than a date to be mutually agreed upon by the Parties, the ISO shall reimburse the Transmission Owners for all costs associated with the start-up and establishment of the ISO, to the extent that the ISO is authorized by FERC to recover such costs. Such costs shall include, but are not limited to, the costs associated with: the transfer of the current NYPP Control Center buildings and facilities to the ISO; and start-up and development costs, including but not limited to software development and licensing costs, project development costs, and regulatory costs.

The ISO shall assume all existing contractual and other obligations of the NYPP. If the ISO decides to take action to terminate any such contract or obligation, or its assumption of existing obligations, it will bear any costs related thereto. The ISO shall utilize the current facilities and equipment of the NYPP and retain NYPP employees to the greatest extent practicable.

3.10 TRANSMISSION OWNERS RESERVED RIGHTS. Notwithstanding any other provision of this Agreement, or any other agreement or amendment made in connection with the restructuring of the NYPP and establishment of the New York ISO, each Transmission Owner shall retain all of the rights set forth in this Section; provided, however, that such rights shall be exercised in a manner consistent with the Transmission Owners' rights and obligations under the Federal Power Act and the Commission's rules and regulations thereunder. This
Section is not intended to reduce or limit any other rights of a Transmission Owner as a signatory to this Agreement or any of the ISO Related Agreements or under an ISO Tariff.

      a. Each Transmission Owner shall have the right at any time unilaterally to file pursuant to Section 205 of the Federal Power Act to change the ISO OATT, a Service Agreement under the ISO OATT, or the ISO Agreement to the extent necessary: (i) to recover all of its reasonably incurred costs, plus a reasonable return on investment related to services under the ISO OATT and (ii) to accommodate implementation of, and changes to, a Transmission Owner's retail access program.
      b. Nothing in this Agreement shall restrict any rights, to the extent such rights exist: (i) of each Transmission Owner that is a party to a merger, acquisition or other restructuring transaction to make filings under Section 205 of the Federal Power Act with respect to the reallocation or redistribution of revenues among such Transmission Owners or the assignment of its rights or obligations, to the extent the FPA requires such filings; or (ii) of any Transmission Owner to terminate its participation in the New York ISO pursuant to Section
          3.02 of the ISO Agreement or Article 6 of this Agreement, notwithstanding any effect its withdrawal from the New York ISO may have on the distribution of transmission revenues among other Transmission Owners.
      c. Each Transmission Owner retains all rights that it otherwise has incident to its ownership of its assets, including, without limitation, its transmission facilities including, without limitation, the right to build, acquire, sell, merge, dispose of, retire, use as security, or otherwise transfer or convey all or any part of its assets, including, without limitation, the right, individually or collectively, to amend or terminate the Transmission Owner's relationship with the ISO in connection with the creation of an alternative arrangement for the ownership and/or operation of its transmission facilities on an unbundled basis (e.g., a transmission company), subject to necessary regulatory approvals and to any approvals required under applicable provisions of this Agreement.
      d. The obligation of any Transmission Owner to expand or modify its transmission facilities in accordance with the ISO OATT shall be subject to the Transmission Owner's right to recover, pursuant to appropriate financial arrangements contained in Commission-accepted tariffs or agreements, all reasonably incurred costs, plus a reasonable return on investment, associated with constructing and owning or financing such expansions or modifications to its facilities.
      e. The responsibilities granted to the ISO under this Agreement shall not expand or diminish the responsibilities of a Transmission Owner to modify or expand its transmission system, nor confer upon the ISO the authority to direct a Transmission Owner to modify or expand its transmission system.
      f. Each Transmission Owner shall have the right to adopt and implement procedures it deems necessary to protect its electric facilities from physical damage or to prevent injury or damage to persons or property.
      g. Each Transmission Owner retains the right to take whatever actions it deems necessary to fulfill its obligations under local, state or federal law.
      h. Nothing in this Agreement shall be construed as limiting in any way the rights of a Transmission Owner to make any filing with the PSC.
      i. Notwithstanding anything to the contrary in this Agreement, no amendment to any provision of this Section may be adopted without the agreement of the Transmission Owners.

3.11 RETENTION OF NON-TRANSFERRED OBLIGATIONS. Any and all other rights and responsibilities of a Transmission Owner related to the ownership or operation of its transmission assets or to its rights to withdraw its assets from ISO control, that have not been specifically transferred to the ISO under this Agreement or otherwise addressed under this Agreement, will remain with the Transmission Owners.

3.12 LIPA SCHEDULING PROCEDURES. LIPA shall develop and file with the ISO procedures that will be implemented by LIPA on a nondiscriminatory basis. The procedures shall cover:

      (a) LIPA's scheduling of transactions on the Northport-Norwalk intertie;
      (b) submitting such schedules to the ISO by the ISO's deadline for submitting schedules;
      (c) developing a preapproved list of transactions that the ISO may schedule and list of Transmission Customers that may withdraw Energy from and inject Energy into the Long Island Transmission District; and
      (d) any additional procedures required for LIPA to coordinate transaction scheduling with the ISO.

LIPA will be the only party authorized to submit schedules to the ISO for Transmission Service on the Northport-Norwalk intertie. All parties seeking Transmission Service into and out of the Long Island Transmission District shall obtain pre-approval from LIPA before scheduling transactions with and through the ISO. LIPA shall electronically certify to the ISO pre-approved customers and transactions. If a party or transaction is not so pre-approved and certified by LIPA and such party submits a schedule for such a transaction to the ISO, the ISO shall reject the schedule and advise such party that it must obtain LIPA approval.

ARTICLE 4.0:  ASSIGNMENT

4.01 LIMITATIONS OF ASSIGNMENT BY THE ISO. This Agreement cannot be assigned by the ISO.

4.02 TRANSMISSION OWNER ASSIGNMENTS. This Agreement may be assigned by any Transmission Owner including, without limitation, to:

      a. any entity(ies) formed pursuant to a plan of restructuring approved by the PSC in conjunction or compliance with or in furtherance of PSC Case No. 94-E-0952 Opinion 96-12 and/or other related orders; or
      b. any entity(ies) in connection with a merger, consolidation, reorganization or other change in the organizational structure of the assigning Transmission Owner, provided that the surviving entity(ies) agree, in writing, to be bound by the terms of this Agreement.

ARTICLE 5.0:  LIMITATION OF LIABILITY AND INDEMNIFICATION

5.01 LIMITATIONS OF LIABILITY. Except as otherwise provided under the ISO OATT, the Transmission Owners shall not be liable (whether based on contract, indemnification, warranty, tort, strict liability or otherwise) to the ISO or any Market Participant or any third party or other party for any damages whatsoever, including without limitation, special, indirect, incidental, consequential, punitive, exemplary or direct damages resulting from any act or omission in any way associated with this Agreement, except to the extent the Transmission Owner is found liable for gross negligence or intentional misconduct, in which case the Transmission Owner shall not be liable for any special, indirect, incidental, consequential, punitive or exemplary damages. Nothing in this Section will excuse a Transmission Owner from an obligation to pay for services provided to the Transmission Owner by the ISO or to pay any deficiency payments, penalties or sanctions imposed by the ISO under the ISO OATT or the ISO Services Tariff.

5.02 ADDITIONAL LIMITATIONS OF LIABILITY. Except as otherwise provided under the ISO OATT, a Transmission Owner shall not be liable for any indirect, consequential, exemplary, special, incidental or punitive damages including, without limitation, lost revenues or profits, the cost of replacement power or the cost of capital, even if such damages are foreseeable or the damaged party has been advised of the possibility of such damages and regardless of whether any such damages are deemed to result from the failure or inadequacy of any exclusive or other remedy.

5.03 INDEMNIFICATION. The ISO shall indemnify, save harmless and defend the Transmission Owners, including their directors, officers, employees, trustees, and agents, or each of them, from and against all claims, demands, losses, liabilities, judgments, damages (including, without limitation, any consequential, incidental, direct, special, indirect, exemplary or punitive damages and economic costs), and related costs and expenses (including, without limitation, reasonable attorney and expert fees, and disbursements incurred by the Transmission Owners in any actions or proceedings between one or more Transmission Owners and one or more Transmission Owners and a third party, Market Participant, the ISO, or any other party) arising out of or related to the Transmission Owner's or the ISO's acts or omissions related in any way to the Transmission Owner's ownership or operation of its transmission facilities when such acts or omissions are either (1) pursuant to or consistent with ISO Procedures or direction; or (2) in any way related to the Transmission Owner's or the ISO's performance under the ISO OATT, except to the extent that the Transmission Owner(s) is found liable for negligence or intentional misconduct, and under the ISO Services Tariff, the ISO Agreement, the ISO/NYSRC Agreement, NYSRC Agreement, or this Agreement, except to the extent the Transmission Owner(s) is found liable for gross negligence or intentional misconduct.

5.04 FORCE MAJEURE. A Party shall not be considered to be in default or breach under this Agreement, and shall be excused from performance or liability for damages to any other party, if and to the extent it shall be delayed in or prevented from performing or carrying out any of the provisions of this Agreement, except the obligation to pay any amount when due, arising out of or from any act, omission, or circumstance occasioned by or in consequence of any act of God, labor disturbance, failure of contractors or suppliers of materials, act of the public enemy, war, invasion, insurrection, riot, fire, storm, flood, ice, explosion, breakage or accident to machinery or equipment or by any other cause or causes beyond such Party's reasonable control, including any curtailment, order, regulation, or restriction imposed by governmental, military or lawfully established civilian authorities, or by the making of repairs necessitated by an emergency circumstance not limited to those listed above upon the property or equipment of the ISO or any party to the ISO Agreement. Nothing contained in this Article shall relieve any entity of the obligations to make payments when due hereunder or pursuant to a Service Agreement. Any party claiming a force majeure event shall use reasonable diligence to remove the condition that prevents performance, except the settlement of any labor disturbance shall be in the sole judgment of the affected party.

5.05 CLAIMS BY EMPLOYEES AND INSURANCE. A Party shall be solely responsible for and shall bear all of the costs of claims by its own employees, contractors, or agents arising under and covered by, any workers' compensation law. A Party shall furnish, at its sole expense, such insurance coverage and such evidence thereof, or evidence of self-insurance, as is reasonably necessary to meet its obligations under this Agreement. Additionally, the ISO will procure insurance or other alternative risk financing arrangements sufficient to cover the risks associated with the ISO carrying out its obligations, including the obligation to indemnify the Transmission Owners. The ISO shall provide the Transmission Owners with the details of such insurance and shall have them named as additional insureds to the extent of their insurable interests.

5.06 SURVIVAL. The provisions of this Article, "Limitations of Liability and Indemnification" shall survive the termination or expiration of this Agreement or the ISO Tariffs.

ARTICLE 6.0:  OTHER PROVISIONS

6.01 TERM AND TERMINATION. This Agreement shall become effective upon the execution of this Agreement by the Transmission Owners and the ISO and on the latest of:

  (i) the date(s) FERC accepts for filing, without condition or material modification:

      (a) this Agreement;
      (b) the ISO Tariffs;
      (c) the ISO Agreement;
      (d) the NYSRC Agreement; and
      (e) the ISO/NYSRC Agreement ("ISO Tariffs" and "ISO Related Agreements");

 (ii) the date on which FERC, the PSC and any other regulatory agency having jurisdiction grant all necessary approvals, including, without limitation, any approvals required under Section 70 of the Public Service Law and
      Section 203 of the FPA;

(iii) September 1, 1999; or

 (iv) on such later date specified by FERC.

Without waiving or limiting any of its other rights under this Article, if a Transmission Owner determines that any of the conditions set forth in Section
3.04 hereof is not being met or ceases to be in full force and effect that Transmission Owner may withdraw from this Agreement, the ISO Agreement and the ISO Tariffs and withdraw its assets from the ISO's control and administration on ninety (90) days prior written notice to all Parties to this Agreement and FERC. Such notice shall identify the condition or conditions set forth in
Section 3.04 that have not been met or no longer are in full force and effect; provided, however, that prior to the filing of such notice, the ISO shall be advised of the specific condition or conditions that are no longer in full force and effect, and the ISO shall have the opportunity to restore the effectiveness of the condition or conditions identified within a thirty (30) day period. If the effectiveness of the condition or conditions is not restored within thirty (30) days, the Transmission Owner may file a notice of withdrawal with the ISO and FERC; provided, however, that if the ISO demonstrates that it has made a good faith effort but has been unable to restore the effectiveness of the condition or conditions within the thirty (30) day period, the ISO shall be provided an additional thirty (30) day period to restore the effectiveness of the condition or conditions and the Transmission Owner may not file the notice of withdrawal until the expiration of the second thirty (30) day period. Withdrawal of a Transmission Owner under this Section shall be effective ninety
(90) days after the filing of the notice of withdrawal unless FERC finds that such withdrawal of an Investor-Owned Transmission Owner is contrary to the public interest, as that standard has been judicially construed under the Mobile-Sierra doctrine. However, the Transmission Owner who submitted the notice of withdrawal may withdraw the notice or extend the withdrawal date. Nothing in this section shall be construed as a voluntary undertaking by any Transmission Owner to remain a Party to this Agreement after the expiration of its notice of withdrawal.

In addition to the foregoing provision, after the fifth anniversary of the effective date of this Agreement, this Agreement may be terminated by a unanimous vote of the Transmission Owners or their successors or assignees. If the Transmission Owners vote to terminate this Agreement, they will file with FERC and the PSC an explanation of their action and a proposal for an alternative plan for the safe, reliable and efficient operation of the NYS Transmission System.

6.02 WITHDRAWAL. Any Transmission Owner may withdraw from this Agreement, the ISO Agreement and the ISO Tariffs and withdraw its assets from the ISO control and administration upon ninety (90) days written notice to the ISO Board and FERC. In the case of an Investor-Owned Transmission Owner, no further approval by FERC shall be required for such withdrawal from this Agreement, if such Investor-Owned Transmission Owner has on file with FERC its own open access transmission tariff and such withdrawal shall be effective unless FERC finds that such withdrawal is contrary to the public interest, as that standard has been judicially construed under the Mobile-Sierra doctrine. Any modification to this Article shall provide any Party with the right to withdraw from the Agreement pursuant to the unmodified provisions of this Article, within ninety (90) days of the effective date of such modification. Notwithstanding any other provision of Article 6, in the event that the tax-exempt financing of a Party is jeopardized by its participation in the ISO, the Party may withdraw from this Agreement, the ISO Agreement and the ISO Tariffs and withdraw any assets from ISO control and administration upon thirty (30) days prior written notice to the ISO Board.

6.03  OBLIGATIONS AFTER TERMINATION OR WITHDRAWAL.

      a. Following termination or withdrawal from the Agreement, a Party shall remain liable for all obligations arising hereunder prior to the effective date of termination or withdrawal, including all obligations accrued prior to the effective date, imposed on the Party by this Agreement or the ISO Tariffs or other ISO Related Agreements.
      b. Termination or the withdrawal from this Agreement shall not relieve a Party of any continuing obligation it may have under the ISO Tariffs and ISO Related Agreements, unless the Party also withdraws from the ISO Tariffs or ISO Related Agreements.

6.04 WINDING UP. Any provision of this Agreement that expressly or by implication comes into or remains in force following the termination or withdrawal from this Agreement shall survive such termination or withdrawal. The surviving provisions shall include, but shall not be limited to (i) those provisions necessary to permit the orderly conclusion, or continuation pursuant to another agreement, of transactions entered into prior to the termination of or withdrawal from this Agreement, (ii) those provisions necessary to conduct final billing, collection, and accounting with respect to all matters arising hereunder, and (iii) the indemnification and limitation of liability provisions as applicable to periods prior to such termination or withdrawal. The ISO and the terminating or withdrawing Party or Parties shall have an obligation to make a good faith effort to agree upon a mutually satisfactory termination or withdrawal plan. Such plan shall have among its objectives an orderly termination or withdrawal. The plan shall address, to the extent necessary, the allocation of any costs directly related to the termination or withdrawal by the Party or Parties terminating or withdrawing from the Agreement.

6.05  CONFIDENTIALITY.

A. PARTY ACCESS. No Transmission Owner shall have a right hereunder to receive or review any documents, data or other information of another Transmission Owner or the ISO supplied pursuant to this Agreement, including documents, data or other information provided to the ISO, to the extent such documents, data or information have been designated as confidential pursuant to the procedures specified in the ISO Tariffs or to the extent that they have been designated as confidential by such other Party; provided, however, that a Party may receive and review any composite documents, data and other information that may be developed based on such confidential documents, data or information if the composite does not disclose any individual Party's confidential data or information.

B. REQUIRED DISCLOSURE. Notwithstanding anything in this Section to the contrary, if a Party is required by applicable law, or in the course of administrative or judicial proceedings, or subpoena, to disclose information that is otherwise required to be maintained in confidence pursuant to this Section, that Party may make disclosure of such information; provided, however, that as soon as the Party learns of the disclosure requirement and prior to making such disclosure, that Party shall notify the affected Party or Parties of the requirement and the terms thereof and the affected Party or Parties may, at their sole discretion and cost, assert any challenge to or defense against the disclosure requirement and the Party shall cooperate with such affected Parties to the maximum extent practicable to minimize the disclosure of the information consistent with applicable law. Each Party shall cooperate with the affected Parties to obtain proprietary or confidential treatment of such information by the person to whom such information is disclosed prior to any such disclosure.

6.06 GOVERNING LAW; JURISDICTION. The interpretation and performance of this Agreement shall be in accordance with and shall be controlled by the laws of the state of New York as though this Agreement is made and performed entirely in New York. With respect to any claim or controversy arising from this Agreement or performance hereunder within the subject matter jurisdiction of the federal or state courts of the state of New York, the Parties consent to the exclusive jurisdiction and venue of said courts.

6.07 HEADINGS. The section headings herein are for convenience and reference only and in no way define or limit the scope of this Agreement or in any way affect its provisions. Whenever the terms hereto, hereunder, herein or hereof are used in this Agreement, they shall be construed as referring to this entire Agreement, rather than to any individual section, subsection or sentence.

6.08 MUTUAL AGREEMENT. Nothing in this Agreement is intended to limit the Parties' ability to mutually agree upon taking a course of action different than that provided for herein; provided that doing so will not adversely affect any other Parties' rights under this Agreement.

6.09 CONTRACT SUPREMACY. In the case of a conflict between the express terms of this Agreement and the terms of the ISO Agreement, the express terms of this Agreement shall prevail. In the case of a conflict between the express terms of this Agreement and the terms of the ISO-NYSRC Agreement, the express terms of this Agreement shall prevail. In the case of a conflict between the express terms of this Agreement and the express terms of an ISO Tariff the terms of this Agreement shall prevail.

6.10 ADDITIONAL REMEDIES. The Parties agree that remedies at law will be inadequate to protect the interests of the Transmission Owners and that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed by the ISO in accordance with their specific terms or were otherwise breached. Accordingly, it is agreed that the Transmission Owners, or any Transmission Owner, individually or in conjunction with one or more other Transmission Owners, shall be entitled to an injunction or injunctions to prevent breaches of this Agreement or an ISO Tariff by the ISO and specific performance to enforce specifically the terms and provisions thereof in any court of the United States or any state having jurisdiction, this being in addition to any other remedy to which the Transmission Owners are entitled at law or in equity.

6.11 NO THIRD PARTY RIGHTS. Nothing in this Agreement, express or implied, is intended to confer on any person, other than the Parties hereto, any rights or remedies under or by reason of this Agreement.

6.12 NOT PARTNERS. Nothing contained in this Agreement shall be construed to make the Parties partners or joint venturers or to render any Party liable for the debts or obligations of any other Party.

6.13 WAIVER. Any waiver at any time of the rights of any Party as to any default or failure to require strict adherence to any of the terms herein, on the part of any other Party or Parties to this Agreement or as to any other matters arising hereunder shall not be deemed a waiver as to any default or other matter subsequently occurring.

6.14 MODIFICATION. This Agreement is subject to change under Section 205 of the FPA, as that section may be amended or superseded, upon the mutual written agreement of the Parties. Absent mutual agreement of the Parties, it is the intent of this Section 6.14 that, to the maximum extent permitted by law, the terms and conditions set forth in Sections 2.01, 3.03, 3.04, 3.09, 3.10, 3.11, 4.01, 4.02, 5.01, 5.02, 5.03, 5.04, 5.05, 5.06, 6.01, 6.02, 6.09
and 6.14 of this Agreement shall not be subject to change, regardless of whether such change is sought (a) by the Commission acting sua sponte on behalf of a Party or third party, (b) by a Party, (c) by a third party, or (d) in any other manner; subject only to an express finding by FERC that such change is required under the public interest standard under the Mobile-Sierra doctrine. Any other provision of this Agreement may be changed pursuant to a filing with FERC under Section 206 of the FPA and a finding by FERC that such change is just and reasonable.

6.15 GOOD FAITH RESOLUTION. If cost shifting occurs as a result of FERC's decision in Central Hudson Gas & Electric Corporation, Docket Nos. ER97-1523-011, OA97-470-010, and ER97-4234-008, the ISO and the Transmission
Owners will work together in good faith to achieve a fair and equitable resolution.

6.16 COUNTERPARTS. This Agreement may be executed in any number of counterparts, no one of which needs to be executed by all of the Parties, and this Agreement shall be binding upon all the Parties with the same force and effect as if all the Parties had signed the same document, and each such signed counterpart shall constitute an original of this Agreement.

IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed in its corporate name by its proper officers as of the date first written above.



New York Independent System Operator


By:     /s/Richard J. Grossi
        -----------------------------
        Richard J. Grossi

Title:  Chairman



Central Hudson Gas & Electric Corporation


By:     /s/Carl E. Meyer
        -----------------------------
        Carl E. Meyer

Title:  President and Chief Operating Officer



Consolidated Edison Company of New York, Inc.


By:     /s/Stephen B. Bram
        -----------------------------
        Stephen B. Bram

Title:  Senior Vice President, Central Operations



LIPA


By:     /s/Richard M. Kessel
        -----------------------------
        Richard M. Kessel

Title:  Chairman



New York State Electric & Gas Corporation


By:     /s/Denis E. Wickham
        -----------------------------
        Denis E. Wickham

Title:  Senior Vice President, Energy Operating Services



Niagara Mohawk Power Corporation


By:     /s/Clement E. Nadeau
        -----------------------------
        Clement E. Nadeau

Title:  Vice President, Electric Delivery



Orange and Rockland Utilities, Inc.


By:     /s/Kevin Burke
        -----------------------------
        Kevin Burke

Title:  President and Chief Executive Officer



Rochester Gas and Electric Corporation


By:     /s/Clifton B. Olson
        -----------------------------
        Clifton B. Olson

Title:  Vice President, Energy Supply



New York Power Authority


By:     /s/Clarence D. Rappleyea
        -----------------------------
        Clarence D. Rappleyea

Title:  Chairman and Chief Executive Officer

                                 APPENDIX A-1

                       LISTING OF TRANSMISSION FACILITIES

                          UNDER ISO OPERATIONAL CONTROL

Appendix A-1:  Listing of Transmission Facilities under ISO Operational Control

CIRCUIT  ID         FROM             KV          TO              KV
-----------         ----             --          --              --

7040                Chateauguay      765         Massena         765
BK 1                Marcy            765         Marcy           345
BK 2                Marcy            765         Marcy           345
MSU1                Massena          765         Marcy           765
BK 1                Massena          765         Massena A       230
BK 2                Massena          765         Massena B       230
5018                Branchburg       500         Ramapo          500
BK 1500             Ramapo           500         Ramapo S.       345
393                 Alps             345         Berkshire       345
PA301               Beck A           345         Niagara         345
PA302               Beck B           345         Niagara         345
67-1                Bowline 1        345         W. Haverstraw   345
W93                 Buchanan N.      345         Eastview        345
W97                 Buchanan S.      345         Millwood        345
W98                 Buchanan S.      345         Millwood        345
13                  Clay             345         Dewitt          345
1-16                Clay             345         Edic            345
2-15                Clay             345         Edic            345
BK 2                Coopers Crns     345         Coopers Crns    115
BK 3                Coopers Crns     345         Coopers Crns    115
CRT-34              Coopers Crns     345         Rock Tavern     345
CRT-42              Coopers Crns     345         Rock Tavern     345
22                  Dewitt           345         Lafayette       345
F38                 E. Fishkil CE    345         Wood St         345
F39                 E. Fishkil CE    345         Wood St         345
W64                 Eastview 1N      345         Sprainbrook     345
W78                 Eastview 1S      345         Sprainbrook     345
W79                 Eastview 2N      345         Sprainbrook     345
W65                 Eastview 2S      345         Sprainbrook     345
EF 24-40            Edic             345         Fraser          345
14                  Edic             345         New Scotland    345
FE-1                Fitzpatrick      345         Edic            345
FS-10               Fitzpatrick      345         Scriba          345
33                  Fraser           345         Coopers Crns    345
BK 2                Fraser           345         Fraser          115
GF5-35              Fraser           345         Gilboa          345
GL3                 Gilboa           345         Leeds           345
GNS-1               Gilboa           345         New Scotland    345
37                  Homer City       345         Stolle Rd       345
30                  Homer City       345         Watercure       345
303                 Hurley Ave       345         Roseton         345
26                  Independence     345         Clay            345
25                  Independence     345         Scriba          345
SR1-39              Kintigh          345         Rochester       345
68                  Ladentown        345         Bowline 2       345
Y88                 Ladentown        345         Buchanan S      345
67-2                Ladentown        345         W. Haverstraw   345
4-36                Lafayette        345         Oakdale         345
301                 Leeds            345         Hurley Ave      345
91                  Leeds            345         Pleasant Valley 345
92                  Leeds            345         Pleasant Valley 345
398                 Long Mt          345         Pleasant Valley 345
UCC2-41             Marcy            345         Coopers Crns    345
UE1-7               Marcy            345         Edic            345
18                  Marcy            345         New Scotland    345
W99                 Millwood         345         Eastview 1N     345
W85                 Millwood         345         Eastview 1S     345
W82                 Millwood         345         Eastview 2S     345
2                   New Scotland     345         Alps            345
93                  New Scotland     345         Leeds           345
94                  New Scotland     345         Leeds           345
NS1-38              Niagara          345         Kintigh         345
BK 3                Niagara          345         Niagara         230
BK 4                Niagara          345         Niagara         230
BK 5                Niagara          345         Niagara         230
NR2                 Niagara          345         Rochester       345
8                   Nine Mile Pt 1   345         Clay            345
9                   Nine Mile Pt 1   345         Scriba          345
32                  Oakdale          345         Fraser          345
BK 2                Oakdale          345         Oakdale         115
BK 3                Oakdale          345         Oakdale         115
17                  Oswego           345         Lafayette       345
11                  Oswego           345         Volney          345
12                  Oswego           345         Volney          345
1                   Pannell Rd       345         Clay            345
2                   Pannell Rd       345         Clay            345
F36                 Pleasant Vly     345         E Fishkil CE    345
F37                 Pleasant Vly     345         E Fishkil CE    345
F30                 Pleasant Vly     345         Wood St         345
F31                 Pleasant Vly     345         Wood St         345
W90                 Pleasantvl E     345         Dunwoodie       345
W89                 Pleasantvl W     345         Dunwoodie       345
Q35L                Poletti          345         E. 13th St C    345
Q35M                Poletti          345         E. 13th St D    345
Y94                 Ramapo           345         Buchanan  N.    345
W72                 Ramapo           345         Ladentown       345
PAR3500             Ramapo S.        345         Ramapo          345
PAR4500             Ramapo S.        345         Ramapo          345
RP1                 Rochester        345         Pannell Rd      345
RP2                 Rochester        345         Pannell Rd      345
77                  Rock Tavern      345         Ramapo          345
305                 Roseton          345         E Fishkl CE     345
311                 Roseton          345         Rock Tavern     345
69                  S. Mahwah A      345         Ramapo          345
70                  S. Mahwah B      345         Ramapo          345
20                  Scriba           345         Volney          345
21                  Scriba           345         Volney          345
W75                 Sprainbrook      345         Dunwoodie       345
BK 3                Stolle Rd        345         Stolle Rd       115
BK 4                Stolle Rd        345         Stolle Rd       115
6                   Volney           345         Clay            345
19                  Volney           345         Marcy           345
J3410               Waldwick         345         S. Mahwa  A     345
K3411               Waldwick         345         S. Mahwah B     345
31                  Watercure        345         Oakdale         345
BK 1                Watercure        345         Watercure       230
W80                 Wood St          345         Millwood        345
W81                 Wood St          345         Millwood        345
Y87                 Wood St          345         Pleasantvl E.   345
Y86                 Wood St          345         Pleasantvl W.   345
BK 1                Wood St          345         Wood St         115
BK 2                Wood St          345         Wood St         115
11                  Adirondack       230         Porter          230
12                  Adirondack       230         Porter          230
PA27                Beck             230         Niagara         230
BP76                Beck             230         Packard         230
68                  Dunkirk          230         S. Ripley       230
70                  E. Towanda       230         Hillside        230
73                  Gardenville      230         Dunkirk         230
74                  Gardenvile       230         Dunkirk         230
T8-12               Gardenville      230         Gardenville     230
BK 6                Gardenville      230         Gardenville     115
BK 7                Gardenville      230         Gardenville     115
66                  Gardenville      230         Stolle Rd       230
BK 3                Hillside         230         Hillside        115
BK 4                Hillside         230         Hillside        115
69                  Hillside         230         Watercure       230
79                  Huntley          230         Gardenville     230
80                  Huntley          230         Gardenville     230
68                  Meyer            230         Hillside        230
BK 4                Meyer            230         Meyer           115
MA1                 Moses            230         Adirondack      230
MA2                 Moses            230         Adirondack      230
MMS1                Moses            230         Massena A       230
MMS2                Moses            230         Massena B       230
BK 1                Moses            230         Moses           115
BK 2                Moses            230         Moses           115
BK 3                Moses            230         Moses           115
BK 4                Moses            230         Moses           115
MW1                 Moses            230         Willis          230
MW2                 Moses            230         Willis          230
N Bus Tie           Niagara          230         Niagara         230
S Bus Tie           Niagara          230         Niagara         230
BK T1               Niagara          230         Niagara         115
BK T2               Niagara          230         Niagara         115
61                  Niagara          230         Packard         230
62                  Niagara          230         Packard         230
64                  Niagara          230         Robinson Rd     230
BK  1               Oakdale          230         Oakdale         115
77                  Packard          230         Huntley         230
78                  Packard          230         Huntley         230
BK 4                Plattsburgh A    230         Plattsburgh     115
BK 1                Plattsburgh B    230         Plattsburgh     115
30                  Porter           230         Rotterdam       230
31                  Porter           230         Rotterdam       230
BK 1                Robinson Rd      230         Robinson Rd     115
65                  Robinson Rd      230         Stolle Rd       230
E205W               Rotterdam        230         Bear Swamp      230
69                  S. Ripley        230         Erie E.         230
PSL 33P             St. Law OH A     230         St. Law OH B    230
PSL 34P             St. Law OH C     230         St. Law OH D    230
67                  Stolle Rd        230         Meyer           230
71                  Watercure        230         Oakdale         230
WP2                 Willis           230         Plattsburgh A   230
WP1                 Willis           230         Plattsburgh B   230
BK 1                Willis           230         Willis          115
BK 2                Willis           230         Willis          115
998                 Coddingtn Rd     115         Etna            115
907                 Harrison Rad     115         Robinson Rd     115
964                 Hickling         115         Ridge Rd        115
963                 Hillside         115         Ridge Rd        115
943                 Jennison         115         Kattelville     115
966                 Meyer            115         Bennett         115
968                 Meyer            115         Greenidge       115
974                 Milliken         115         Etna            115
975                 Milliken         115         Etna            115
982                 Montour Fls      115         Coddington Rd   115
701                 North End        115         Plattsburgh     115
939                 Oakdale          115         Goudey          115
943                 Oakdale          115         Kattelville     115
PAR3                Plattsburgh      115         Plattsburgh     115
PV20                Plattsburgh      115         S. Hero VT      115
934                 S. Perry         115         Meyer           115
906-7X              Sta 162          115         S. Perry        115
976                 State St         115         Wright Ave      115
BK 1                W. Woodbourne    115         W. Woodbourne    69
973                 Wright Ave       115         Milliken        115
REA #1              Marcy            765
REA #1              Massena          765
REA #2              Massena          765
CAP A               Coopers Crns     345
CAP B               Coopers Crns     345
CAP #1              E Fishkil CE     345
CAP #2              E Fishkil CE     345
CAP #1              Fraser           345
CAP #2              Fraser           345
SVC                 Fraser           345
CAP #1              Gilboa           345
CAP #1              Marcy            345
CAP #2              Marcy            345
CAP #1              Rochester        345
CAP #1              Rock Tavern      345
CAP #2              Rock Tavern      345

                                  APPENDIX A-2

                       LISTING OF TRANSMISSION FACILITIES

                           REQUIRING ISO NOTIFICATION

Appendix A-2:  Listing of Transmission Facilities Requiring ISO Notification

CIRCUIT  ID     FROM                KV       TO                    KV
-----------     ----                --       --                    --

BK TA5          Buchanan N.         345      Buchanan TA5          138
BK 1            Clay                345      Clay                  115
BK 2            Clay                345      Clay                  115
BK 2            Dewitt              345      Dewitt                115
BK N1           Dunwoodie           345      Dunwoodie N1          138
BK S1           Dunwoodie           345      Dunwoodie S1          138
71              Dunwoodie           345      Rainey                345
72              Dunwoodie           345      Rainey                345
Y50             Dunwoodie           345      Shore Rd              345
BK 14           E. 13th St A        345      E. 13th St            138
BK 15           E. 13th St A        345      E. 13th St            138
45              E. 13th St A        345      Farragut              345
BK 12           E. 13th St B        345      E. 13th St            138
BK 13           E. 13th St B        345      E. 13th St            138
46              E. 13th St B        345      Farragut              345
BK 16           E. 13th St C        345      E. 13th St            138
B47             E. 13th St C        345      Farragut              345
BK 10           E. 13th St D        345      E. 13th St            138
BK 11           E. 13th St D        345      E. 13th St            138
48              E. 13th St D        345      Farragut              345
BK 1            E. Fishkil CE       345      E. Fishkil CH         115
BK 1            E.G.C. BNK1         345      E. Garden Cty         138
BK 2            E.G.C. BNK2         345      E. Garden Cty         138
PAR1            E. Garden Cty       345      E.G.C. BNK1           345
PAR2            E. Garden Cty       345      E.G.C. BNK2           345
BK 1N           Eastview 1N         345      Eastview              138
BK 1S           Eastview 1S         345      Eastview              138
BK 2N           Eastview 2N         345      Eastview              138
BK 2S           Eastview 2S         345      Eastview              138
BK 2            Edic                345      Edic                  230
BK 3            Edic                345      Edic                  115
BK 4            Edic                345      Edic                  115
BK 1            Elbridge            345      Elbridge              115
41              Farragut            345      Gowanus N41           345
42              Farragut            345      Gowanus S42           345
BK 11           Farragut 2          345      Farragut              345
TA 1            Freshkills          345      Freshkills R          138
TB 1            Freshkills          345      Freshkills R          138
22              Goethals N.1        345      Freshkills            345
BK 1N           Goethals N.1        345      Goethals N.2          345
BK 1            Goethals N.2        345      Goethals              230
21              Goethals S.         345      Freshkills            345
G23L&M          Goethals S.         345      Linden CE             345
R41 S.REACT     Gowanus             345
R42 S.REACT     Gowanus             345
25              Gowanus N.          345      Goethals N.1          345
BK T2           Gowanus N.          345      Gowanus B             138
26              Gowanus S.          345      Goethals S.           345
BK T14          Gowanus S.          345      Gowanus D             138
B3402           Hudson A            345      Farragut 1            345
C3403           Hudson B            345      Farragut 2            345
BK 1            Hurley Ave          345      Hurley Ave            115
TA 1            Millwood            345      Millwood              138
TA 2            Millwood            345      Millwood              138
R81/R82         New Scotland        345      New Scotland          345
BK 1            New Scotland        345      New Scotland          115
BK 2            New Scotland        345      New Scotland          115
BK 7            Oswego              345      Oswego                115
BK 1            Pannell Rd          345      Pannell Rd            115
BK 2            Pannell Rd          345      Pannell Rd            115
BK S1           Pleasant Vly        345      Pleasant Vly          115
BK 2            Pleasantvl E.       345      Pleasantvl             13
BK 1            Pleasantvl W.       345      Pleasantvl             13
61              Rainey              345      Farragut              345
62              Rainey              345      Farragut              345
63              Rainey              345      Farragut              345
BK 8W           Rainey              345      Rainey 1              138
BK 8E           Rainey              345      Rainey 2              138
BK 1300         Ramapo              345      Ramapo                138
BK 2300         Ramapo              345      Ramapo                138
1               Reynolds Rd         345      Alps                  345
BK 2            Reynolds Rd         345      Reynolds Rd           115
BK 1            Rochester           345      Sta 80                115
BK 2            Rochester           345      Sta 80                115
BK 3            Rochester           345      Sta 80                115
BK TR1          Rock Tavern         345      Rock Tavern           115
BK 258          S. Mahwah A         345      S. Mahwah             138
BK 1            Shore Rd            345      Shore Rd              138
BK 2            Shore Rd            345      Shore Rd              138
BK S6           Sprainbrook         345      Dunwoodie N2          138
BK N7           Sprainbrook         345      Dunwoodie S3          138
Y49             Sprainbrook         345      E. Garden Cty         345
X28             Sprainbrook         345      Tremont               345
M51             Sprainbrook         345      W. 49th St            345
M52             Sprainbrook         345      W. 49th St            345
M54             W. 49th St          345      E. 13th St A          345
M55             W. 49th St          345      E. 13th St B          345
BK 194          W. Haverstraw       345      W. Haverstraw         138
BK 31           Dunkirk             230      Dunkirk               115
BK 41           Dunkirk             230      Dunkirk               115
BK 2            Gardenville         230      Gardenville           115
BK 3            Gardenville         230      Gardenville           115
BK 4            Gardenville         230      Gardenville           115
BK 130          Huntley             230      Huntley                23
BK 140          Huntley             230      Huntley                23
A2253           Linden              230      Goethals              230
BK 2            Packard             230      Packard               115
BK 3            Packard             230      Packard               115
BK 4            Packard             230      Packard               115
BK 1            Porter              230      Porter                115
BK 2            Porter              230      Porter                115
BK 6            Rotterdam           230      Rotterdam             115
BK 7            Rotterdam           230      Rotterdam             115
BK 8            Rotterdam           230      Rotterdam             115
34124L          Astoria E.          138      Astoria 4             138
34125L          Astoria E.          138      Astoria 5             138
34181           Astoria E.          138      Corona                138
34182           Astoria E.          138      Corona                138
34183           Astoria E.          138      Corona                138
34184           Astoria E.          138      Corona                138
34185           Astoria E.          138      Corona                138
34186           Astoria E.          138      Corona                138
24121           Astoria W.          138      Astoria 3             138
24122           Astoria W.          138      Astoria 3             138
24124M          Astoria W           138      Astoria 4             138
24125M          Astoria W           138      Astoria 5             138
28241           Astoria W           138      Queens Brdg           138
28242           Astoria W           138      Queens Brdg           138
28243           Astoria W           138      Queens Brdg           138
28244           Astoria W           138      Queens Brdg           138
PAR             Barrett 1           138      Barrett 2             138
459             Barrett 1           138      Freeport              138
864             Brookhaven          138      Riverhead             138
95891           Buchanan GT         138      Buchanan TA5          138
96951           Buchanan GT         138      Millwood              138
96952           Buchanan GT         138      Millwood              138
18001           Corona PAR1         138      Jamaica               138
18002           Corona PAR2         138      Jamaica               138
BK  N1          Dunwoodie N1        138      Dunwoodie N3          138
BK  N2          Dunwoodie N1        138      Dunwoodie N4          138
99997  Tie      Dunwoodie N1        138      Dunwoodie S1          138
99941           Dunwoodie N2        138      Dunwoodie N1          138
99031           Dunwoodie N3        138      Sherman Crk           138
99032           Dunwoodie N4        138      Sherman Crk           138
BK  S1          Dunwoodie S1        138      Dunwoodie S2          138
BK  S2          Dunwoodie S1        138      Dunwoodie S2          138
99153           Dunwoodie S2        138      E. 179th St           138
99942           Dunwoodie S3        138      Dunwoodie S1          138
15054           E. 179th St         138      Hellgate 1            138
15053           E. 179th St         138      Hellgate 4            138
15055           E. 179th St         138      Hellgate 6            138
38X01           E. 179th St         138      Parkchestr1           138
38X02           E. 179th St         138      Parkchestr2           138
38X04           E. 179th St         138      Parkchestr3           138
38X03           E. 179th St         138      Parkchestr4           138
361             E. Garden Cty       138      Carle Place           138
462             E. Garden Cty       138      Newbridge Rd          138
463             E. Garden Cty       138      Newbridge Rd          138
465             E. Garden Cty       138      Newbridge Rd          138
362             E. Garden Cty       138      Roslyn                138
32078           Farragut Hud        138      Hudson Ave D          138
29211-1         Foxhills 1          138      Willowbrook           138
29212-1         Foxhills 2          138      Willowbrook           138
461             Freeport            138      Newbridge Rd          138
PSR  1          Freshkils AK        138      Freshkills R          138
PSR  2          Freshkils AK        138      Freshkills R          138
366-1           Glenwood GT         138      Glenwood N            138
364             Glenwood GT         138      Roslyn                138
363             Glenwood S          138      Carle Place           138
42231           Gowanus S           138      Greenwood             138
42232           Gowanus C           138      Greenwood             138
674             Greenlawn           138      Elwood E              138
29231           Greenwood           138      Foxhills 1            138
29232           Greenwood           138      Foxhills 2            138
889             Hauppaug            138      Central Islip         138
34052           Hellgate 1          138      Astoria E             138
24054           Hellgate 2          138      Astoria W             138
24053           Hellgate 3          138      Astoria W             138
34051           Hellgate 4          138      Astoria E             138
24051           Hellgate 5          138      Astoria W             138
24052           Hellgate 6          138      Astoria W             138
887             Holbrook            138      Brookhaven            138
888             Holbrook            138      Holtsville            138
874             Holtsville          138      Brookhaven            138
818             Holtsville          138      Union Ave             138
32711           Hudson Ave A        138      Hudson Ave D          138
32077           Hudson Ave B        138      Hudson Ave D          138
701             Hudson Ave D        138      Jamaica               138
702             Hudson Ave D        138      Jamaica               138
903             Jamaica             138      LK Success W          138
901 L&M         Jamaica             138      Valley Str 1          138
PAR             LK Success E        138      LK Success W          138
563             Newbridge Rd        138      Pilgrim 1             138
561             Newbridge Rd        138      Ruland                138
562             Newbridge Rd        138      Ruland                138
672             Northport E         138      Pilgrim 1             138
677             Northport E         138      Pilgrim 1             138
679             Northport E         138      Pilgrim 2             138
PAR 1           Northport NE        138      Northport E           138
681             Northport W         138      Elwood E              138
678             Northport W         138      Elwood W              138
PS2             Northport W         138      Northport E           138
1385            Norwalk Harb        138      Northport NE          138
673             Oakwood             138      Elwood W              138
675             Oakwood             138      Syosset               138
871             Pilgrim 1           138      Hauppaug              138
881             Pilgrim 2           138      Holtsville            138
PAR             Pilgrim 2           138      Pilgrim 1             138
883             Pilgrim 2           138      Ronkonkoma            138
862             Port Jeff           138      Holbrook              138
886             Port Jeff           138      Holbrook              138
31281           Queens Brdg         138      Vernon                138
31282           Queens Brdg         138      Vernon                138
36312           Rainey 1            138      Vernon                138
36311           Rainey              138      Vernon                138
26/BK 7108      Ramapo              138      Sugarloaf              69
875             Ronkonkoma          138      Holbrook              138
882             Ruland              138      Holbrook              138
661             Ruland              138      Pilgrim 1             138
662             Ruland              138      Pilgrim 2             138
15031           Sherman Crk         138      E. 179th St           138
15032           Sherman Crk         138      E. 179th St           138
366-2           Shore Rd            138      Glenwood N            138
365             Shore Rd            138      Glenwood S            138
367             Shore Rd            138      Lk Success E          138
368             Shore Rd            138      Lk Success E          138
861             Shoreham            138      Brookhaven            138
885             Shoreham            138      Holbrook              138
863             Shoreham            138      Wildwood              138
676             Syosset             138      Greenlawn             138
558             Syosset             138      Locust Grove          138
559             Syosset             138      Locust Grove          138
38X01           Tremont 11E         138      Parkchestr 1          138
38X02           Tremont 11E         138      Parkchestr 2          138
BK 11           Tremont 11E         138      Tremont 11W           138
38X04           Tremont 12E         138      Parkchestr 3          138
38X03           Tremont 12E         138      Parkchestr 4          138
BK 12           Tremont 12E         138      Tremont 12W           138
291             Valley Str 1        138      Barrett 1             138
PAR             Valley Str 1        138      Valley Str 2          138
292             Valley Str 2        138      Barrett 2             138
262             Valley Str 2        138      E. Garden Cty         138
31231           Vernon              138      Greenwood             138
31232           Vernon              138      Greenwood             138
884             Wading Riv          138      Holbrook              138
891             Wading Riv          138      Shoreham              138
890             Wildwood            138      Riverhead             138
29211-2         Willowbrook         138      Freshkils AK          138
29212-2         Willowbrook         138      Freshkils AK          138
1               Albany              115      Greenbush             115
2               Albany              115      Greenbush             115
12              Alcoa               115      Dennison              115
13              Alcoa               115      N. Ogdensburg         115
R8105           Alcoa N.            115      Alcoa                 115
20              Altamont            115      New Scotland          115
157 (932)       Andover             115      Palmiter Rd           115
700             Ashley Rd           115      Plattsburgh           115
5 (972)         Auburn (State St)   115      Elbridge              115
117             Batavia             115      SE Batavia            115
953             Bath                115      Bennett               115
965             Bath                115      Montour Fls           115
BL104           Beck                115      Lockport              115
932             Bennett             115      Palmiter              115
18              Bethlehem           115      Albany                115
6               Black River         115      Lighthouse Hill       115
1               Black River         115      Taylorville           115
2               Black River         115      Taylorville           115
8               Blue Circle Cement  115      Pleasant Valley       115
1               Boonville           115      Porter                115
2               Boonville           115      Porter                115
969             Border City         115      Greenidge             115
1               Brainardsville      115      Kents Fls             115
3               Browns Falls        115      Taylorville           115
4               Browns Falls        115      Taylorville           115
15              Carr St             115      Dewitt                115
6               Cedar               115      Whitehall             115
1/11            Cedars              115      Dennison              115
2/22            Cedars              115      Dennison              115
DW-1            Chadwick            115      Danskammer            115
DW-2            Chadwick            115      E. Walden             115
DW-3            Chadwick            115      W. Balmville          115
13              Churchtown          115      Pleasant Valley       115
3               Clay                115      Dewitt                115
5               Clay                115      Dewitt                115
14              Clay                115      GE                    115
10              Clay                115      Teall Ave             115
11              Clay                115      Teall Ave             115
17              Clay                115      Woodard               115
15              Clinton             115      Ing-Mecotap           115
981-1           Coddingtn Rd        115      E. Ithaca             115
3               Coffeen             115      Black River           115
5               Coffeen             115      Lighthouse Hill       115
929             Colliers            115      Richfield Springs     115
7               Colton              115      Battle Hill           115
1               Colton              115      Browns Falls          115
2               Colton              115      Browns Falls          115
3               Colton              115      Malone                115
950             Coopers Crns        115      Ferndale              115
957             Coopers Crns        115      W. Woodbourne         115
1 (947)         Cortland            115      Etna                  115
991/995         Croton Fls          115      Amawalk               115
994/990         Croton Fls          115      Sylvan Lk             115
991/992         Croton Fls          115      Wood St               115
13              Curtis St           115      Teall Ave             115
AC              Danskammer          115      N. Chelsea            115
DC              Danskammer          115      N. Chelsea            115
DR              Danskammer          115      Reynolds Hl           115
DB              Danskammer          115      W. Balmville          115
903             Davis Rd            115      Gardenville           115
927             Davis Rd            115      Stolle Rd             115
951-1           Delhi               115      Delhi Tap             115
949             Delhi               115      Jennison              115
919             Delhi               115      Oakdale               115
951-2           Delhi Tap           115      Colliers              115
4               Dennison            115      Colton                115
5               Dennison            115      Colton                115
19              Dewitt              115      Tilden                115
160             Dunkirk             115      Falconer              115
161             Dunkirk             115      Falconer              115
162             Dunkirk             115      Falconer              115
J               E. Walden           115      Rock Tavern           115
981-2           E. Ithaca           115      Etna                  115
LR-2            E. Kingston         115      Rhinebeck             115
946             E. Norwich          115      Jennison              115
956             E. Sayre            115      N. Waverly            115
PX-1            E. Walden           115      Modena                115
D               E. Walden           115      Rock Tavern           115
18              Elbridge            115      Geres Lock            115
19              Elbridge            115      Geres Lock            115
3               Elbridge            115      Geres Lock            115
4               Elbridge            115      Woodward              115
926             Erie St             115      Stolle Rd             115
945-2           Etna                115      Willet                115
153             Falconer            115      Homer Hill            115
154             Falconer            115      Homer Hill            115
171             Falconer            115      Warren                115
959             Ferndale            115      W. Woodbourne         115
2               Feura Bush          115      N. Catskill           115
HF              Fishkill Pln        115      E. Fishkil Ch         115
A/990           Fishkill Pln        115      Sylvan Lk             115
3               Fitzpatrick         115      Lighthouse Hill       115
951-T           Fraser              115      Delhi Tap             115
4               Fulton              115      Clay                  115
141             Gardenville         115      Dunkirk               115
142             Gardenville         115      Dunkirk               115
54 (921)        Gardenville         115      Erie St               115
151             Gardenville         115      Homer Hill            115
152             Gardenville         115      Homer Hill            115
925             Gardenville         115      Stolle Rd             115
8               GE                  115      Geres Lock            115
15 (979)        Geneva(Border City) 115      Elbridge              115
16              Geres Lock          115      Tilden                115
908             Ginna               115      Pannell Rd            115
912             Ginna               115      Pannell Rd            115
911-1           Ginna               115      Sta 204A              115
913             Ginna               115      Station 42            115
15              Greenbush           115      Hudson                115
13              Greenbush           115      Schodack              115
967             Greenidge           115      Montour Fls           115
970             Greenidge           115      Montour Fls           115
908             Harrison Rad        115      Hinman                115
960/958         Hickling            115      Hillside              115
962-1           Hillside            115      N. Waverly            115
157             Homer Hill          115      Andover               115
6               Hoosick             115      Bennington            115
12              Hudson              115      Pleasant Valley       115
38              Huntley             115      Gardenville           115
39              Huntley             115      Gardenville           115
36              Huntley             115      Lockport              115
37              Huntley             115      Lockport              115
HP              Hurley Ave          115      Lincoln Park          115
OR-1            Hurley Ave          115      Ohioville             115
2               Indeck              115      Lighthouse Hill       115
15              Inghams             115      Meco                  115
7 (942)         Inghams             115      Richfield Springs     115
9               Inghams             115      Stoner                115
PAR 2           Inghams CD          115      Inghams ED            115
R81             Inghams CD          115      Inghams ED            115
954             Jennison            115      Hancock               115
1-KS            Kents Fls           115      Saranac               115
MC              Knapps Crn          115      Manchester 4          115
952             Laurel Lk           115      Goudey                115
7               Lighthouse Hill     115      Clay                  115
LR-1            Lincoln Park        115      E. Kingston           115
107             Lockport            115      Batavia               115
108             Lockport            115      Batavia               115
112             Lockport            115      Batavia               115
100             Lockport            115      Hinman                115
111             Lockport            115      Mortimer              115
113             Lockport            115      Mortimer              115
114             Lockport            115      Mortimer              115
6               Mcintyre            115      Battle Hill           115
10              Meco                115      Rotterdam             115
10              Milan               115      Pleasant Valley       115
MR              Milan               115      Rhinebeck             115
PX-2            Modena              115      Ohioville             115
963-2           Montour Fls         115      Ridge Rd              115
978-2           Montour Fls         115      Ridge Rd              115
1               Mortimer            115      Elbridge              115
2               Mortimer            115      Elbridge              115
110             Mortimer            115      Golah                 115
24              Mortimer            115      Pannell Rd            115
25              Mortimer            115      Pannell Rd            115
904             Mortimer            115      Rochester (Sta 80)    115
901             Mortimer            115      Sta 33                115
7X8272          Mortimer            115      Sta 82                115
Mal4            Moses               115      Alcoa N.              115
Mal6            Moses               115      Alcoa N.              115
Mal5            Moses               115      Alcoa S.              115
103             Mountain            115      Lockport              115
120             Mountain            115      Niagara               115
5               N. Troy             115      Hoosick               115
T7              N. Catskill         115      Milan                 115
NF              N. Chelsea          115      Fishkill Pln          115
9               N. Ogdensburg       115      Mcintyre              115
16              N. Troy             115      Reynolds Rd           115
14              N. Troy             115      Wynantskill           115
8               New Scotland        115      Albany                115
4               New Scotland        115      Bethlehem             115
3               New Scotland        115      Feura Bush            115
9               New Scotland        115      Feura Bush            115
7               New Scotland        115      Long Lane             115
180             Niagara             115      Gardenville           115
101             Niagara             115      Lockport              115
102             Niagara             115      Lockport              115
191             Niagara             115      Packard               115
192             Niagara             115      Packard               115
193             Niagara             115      Packard               115
194             Niagara             115      Packard               115
195             Niagara             115      Packard               115
4               Nine Mile Pt 1      115      Fitzpatrick           115
702             Northend            115      Ashley Rd             115
OR-2            Ohioville           115      Reynolds Hl           115
3               Oneida              115      Cortland              115
7               Oneida              115      Porter                115
6               Oneida              115      Yahnundasis           115
3               Oswego              115      S. Oswego             115
5               Oswego              115      S. Oswego             115
8               Oswego              115      S. Oswego             115
181 (922)       Packard             115      Erie St.              115
182             Packard             115      Gardenville           115
130             Packard             115      Huntley               115
129             Packard             115      Walck Rd              115
4 (977)         Pannell Rd          115      Geneva( Border City)  115
PS1             Plattsburgh         115      Saranac               115
C/A             Pleasant Vly        115      Fishkill Pln          115
X-1             Pleasant Vly        115      Inwood                115
M               Pleasant Vly        115      Manchester A          115
4               Porter              115      Valley                115
5               Porter              115      Watkins Rd            115
930             Quaker Rd           115      Macedon               115
914             Quaker Rd           115      Pannell Rd            115
13  (980)       Quaker Rd           115      Sleight Rd            115
6               Queensbury          115      Cedar                 115
X-2             Reynolds Hl         115      Inwood                115
9               Reynolds Rd         115      Greenbush             115
978-1           Ridge Rd            115      Hillside              115
SL              Rock Tavern         115      Sugarloaf             115
17              Rotterdam           115      Altamont              115
13              Rotterdam           115      New Scotland          115
19              Rotterdam           115      New Scotland          115
1               Rotterdam           115      Spier                 115
2               Rotterdam           115      Spier                 115
7               S. Oswego           115      Fulton                115
10              S. Oswego           115      Curtis St             115
9               S. Oswego           115      Geres Lock            115
6               S. Oswego           115      Indeck                115
1               S. Oswego           115      Nine Mile Pt 1        115
961             S. Owego            115      Goudey                115
962-2           S. Owego            115      N. Waverly            115
933             S. Perry            115      Meyer                 115
REA Bypass      Sandbar             115      Sandbar OMS           115
Series REA      Sandbar             115      Sandbar OMS           115
14              Schodack            115      Churchtown            115
119             SE Batavia          115      Golah                 115
EF              Shenandoah          115      E. Fishkill CH        115
3(971)          Sleight Rd          115      Auburn (State St)     115
906             Sta 162             115      Sta 82                115
911-2           Sta 204A            115      Sta 42                115
922             Sta 67              115      Sta 80                115
903             Sta 67              115      Sta 82                115
23              Sta 82              115      Quaker Rd             115
902             Sta 82              115      Sta 33                 34
905             Sta 82              115      Sta 80                115
12              Stoner              115      Rotterdam             115
BK 6108         Sugarloaf           115      Sugarloaf              69
5               Taylorville         115      Boonville             115
6               Taylorville         115      Boonville             115
4               Teall Ave           115      Dewitt                115
2               Teall Ave           115      Oneida                115
5               Teall Ave           115      Oneida                115
18              Tilden              115      Cortland              115
3               Valley              115      Inghams               115
133             Walck Rd            115      Huntley               115
2               Watkins Rd          115      Inghams               115
7               Whitehall           115      Blissville            115
13              Whitehall           115      Mohican               115
945-1           Willet              115      E. Norwich            115
1               Willis              115      Brainardsville        115
1 (910)         Willis              115      Malone                115
996             Wood St             115      Amawalk               115
13              Wynantskill         115      Reynolds Rd           115
3               Yahnundasis         115      Porter                115
WH1-1           Honk Fls             69      Neversink B            69
WH2             Honk Fls             69      W. Woodbourne          69
WH1-2           Neversink A          69      Neversink B            69
WH1-3           Neversink B          69      W. Woodbourne          69
690             Smithfield           69      Falls Village          69
R1              Dunwoodie           345
SR #1 REAC      E. Garden Cty       345
SR #2 REAC      E. Garden Cty       345
R25             Goethals            345
R26             Goethals            345
REA #1          Goethals S.         345
R18             Gowanus             345
R6              Gowanus             345
CAP #1          Leeds               345
CAP #2          Leeds               345
SVC             Leeds               345
CAP #1          New Scotland        345
CAP #2          New Scotland        345
CAP #3          New Scotland        345
RSR61           Poletti             345
RSR62           Poletti             345
R1              Shore Rd            345
2N1React        Sprainbrook         345
2N2 React       Sprainbrook         345
4S1 React       Sprainbrook         345
4S2 React       Sprainbrook         345
5S1 React       Sprainbrook         345
5S2 React       Sprainbrook         345
R49 S. React    Sprainbrook         345
S6A React       Sprainbrook         345








                                                              EXHIBIT (A) 10-18


                        NIAGARA MOHAWK POWER CORPORATION
                     MANAGEMENT INCENTIVE COMPENSATION PLAN





                                                        REVISED:  APRIL 1998
                                                                  DECEMBER 1990

                      NIAGARA MOHAWK POWER CORPORATION
                   MANAGEMENT INCENTIVE COMPENSATION PLAN

Preamble
--------

The Company has adopted this Management Incentive Compensation Plan to promote the accomplishment of the Company's objective to be the most responsive and efficient energy services company in the northeast and the energy supplier of choice in a more competitive environment. In support of that objective, the purposes of this Plan are: to encourage the achievement of the Company's financial and operative objectives; to assist the Company in attracting and retaining highly qualified executives; and to enhance the mutual interests of customers, shareholders and employees.

Section 1 - Definitions
-----------------------

1.1 Committee means the Compensation and Succession Committee of the Board of Directors of the Company.

1.2  Company means Niagara Mohawk Power Corporation.

1.3 Compensation means the base salary earned by a Participant during any performance period, excluding overtime, premium, bonus or other special payments.

1.4 Incentive Award means a Participant's award for a performance period under this Plan, expressed as a percentage of the Participant's compensation.

1.5 Participant means and includes regular management employees of the Company whose salary is determined according to the provisions of the Company's Salary Administration Program.

1.6 Performance period means a period of a calendar year during which Incentive Awards may be earned by Participants in the Plan.

1.7  Plan means this Management Incentive Compensation Plan.

1.8 Program means the identified performance criteria goals and associated incentive award opportunities, together with the other terms and conditions, approved for a particular performance period.

1.9 The use of the masculine pronoun shall include the feminine gender whenever appropriate.

Section 2 - Eligibility
-----------------------

2.1 Any person who is a Participant for the entire length of a performance period shall be eligible for consideration for an Incentive Award with respect to that performance period. The Committee may provide a prorated Incentive Award for a person who becomes a Participant during the performance period and meets such other requirements as the Committee deems appropriate. However, any Participant whose performance is evaluated as unacceptable during a performance period shall be ineligible for any Incentive Award with respect to that performance period.

2.2 Any Participant who resigns or is terminated for cause during a performance period will not be eligible for any Incentive Award with respect to that performance period.

2.3 A Participant who retires or dies, or whose position is eliminated, during a performance period may, in the discretion of the Committee, be considered for a prorated Incentive Award with respect to that performance period.

Section 3 - Performance Criteria and Award Opportunities
--------------------------------------------------------

3.1 Before the beginning of a performance period, the Committee shall approve the terms of the Program for that particular performance period. The Program shall include identified performance criteria and related award opportunities.

3.2 The Program may include designations of contingent events whose occurrence during the performance period is a required prerequisite to or would preclude the approval and payment of any Incentive Awards.

3.3 The Program may define maximum award opportunities for identified groups of Participants by officer levels or other appropriate groupings.

3.4 The Program may include various combinations of goals applicable to all Participants, goals applicable to Participants in separate business units, and goals applicable to Participants in specific departments, as may be appropriate. Each goal shall be matched with a corresponding award opportunity for successful accomplishment.

Section 4 - Determination of Participant Incentive Awards
---------------------------------------------------------

4.1 Following the completion of a performance period, the Committee shall undertake or direct an evaluation of performance as compared to the appropriate performance criteria established for the performance period, and compute Participants tentative Incentive Awards.

4.2 The Committee may adjust or prorate the Incentive Award of any Participant to the extent it deems appropriate to reflect change in responsibilities during a performance period.

4.3 The Committee shall review all tentative Incentive Awards and may, in its discretion, reduce or eliminate any Participant's tentative Incentive Award as it deems warranted by extraordinary circumstances.

4.4 The Committee may, for reasons it deems appropriate, in its discretion, determine to delay, disapprove or eliminate all tentative Incentive Awards for any performance period.

4.5  No Incentive Award may be paid without the prior approval of the Committee.

Section 5 - Incentive Award Payments
------------------------------------

5.1 Incentive Awards will be paid by check as soon as practicable following the end of the performance period to which they relate.

5.2 The Company shall deduct from any payment any sums required to be withheld by applicable federal, state or local tax laws.

5.3 Incentive Award Payments will not be considered as earnings for purposes of the Niagara Mohawk Pension Plan, the Employee Savings Fund Plan, or any other employee benefit or insurance programs.

Section 6 - Plan Administration
-------------------------------

6.1 The Plan shall be administered by the Committee. Subject to the provisions of the Plan, the Committee shall have full and final authority to interpret the Plan, to establish and revise rules, procedures, and regulations relating to the Plan, and to make any determinations that it believes necessary or advisable for the administration of the Plan. All such decisions and determinations of the committee shall be final and binding on all parties, including Participants and Company shareholders.

6.2 The Committee may delegate such responsibilities as it deems appropriate to the Company's Chairman of the Board and Chief Executive Officer, except the final approval of award amounts.

Section 7 - Termination and Amendment
-------------------------------------

7.1 The Board of Directors of the company may, in its sole discretion, terminate, suspend or amend the Plan at any time or from time to time, in whole or in part.

Section 8 - Not a Contract of Employment
----------------------------------------

8.1 The adoption of the Plan is merely a declaration of present intention by the Company and does not constitute a contract for the future or continued employment of any Participant by the Company. The Company reserves the right to modify a Participant's compensation at any time and from time to time, as it considers appropriate, and to terminate his employment for reason at any time notwithstanding this Plan.

Section 9 - No Assignment
-------------------------

9.1 To the maximum extent permitted by law, no benefit under this Plan shall be assignable or subject in any manner to alienation, sale, transfer, claims of creditors, pledge, attachment or encumbrances of any kind.

Section 10 - Notices
--------------------

10.1 Any notice to a Participant may be given either by personal delivery or by depositing it in the United States mail, postage prepaid, addressed to his last-known address. Any notice to the Company or the Committee shall be given either by delivering it or depositing it in the United States mail, postage prepaid, to the Secretary, Niagara Mohawk Power Corporation, 300 Erie Boulevard West, Syracuse, NY 13202.

Section 11 - No Waiver
----------------------

11.1 Failure by the Company or the Committee to insist upon strict compliance with any of the terms or conditions of this Plan shall not be deemed a waiver of any such term or condition, nor shall any waiver or relinquishment of any right or power at any one or more times be deemed a waiver or relinquishment of any such right or power at any other time or times.

Section 12 - Partial Invalidity
-------------------------------

12.1 The invalidity or unenforceability of any provision of this Plan shall not affect the validity or enforceability of any other provision.

Section 13 - Governing Laws
---------------------------

13.1 The Plan is established under, and shall be governed and construed according to, the laws of the State of New York, to the extent such laws are not preempted by federal law.

13.2 Venue of any suit involving the Plan or Plan benefits shall lie in Onondaga County, New York, if a state court action, and in the United States District Court, Northern District of New York, if a federal court action.

Section 14 - Effective Date
---------------------------

14.1 This Plan shall be effective for performance periods commencing after December 31, 1994.

                                   AMENDMENT 1
                                     TO THE
                        NIAGARA MOHAWK POWER CORPORATION
                     MANAGEMENT INCENTIVE COMPENSATION PLAN

This sets forth Amendment 1 to the Niagara Mohawk Power Corporation Management Incentive Compensation Plan, effective as of December 1999 and revised through April 1998 ("Plan"). This Amendment shall be effective as of January 1, 1999.

          1. The definition of "Committee" in Section 1.1 of the Plan shall be restated as follows:

"Committee means, effective March 17, 1999, the Compensation and Succession Committee of the Board of Directors of Niagara Mohawk Holdings, Inc., which has been given authority to administer this Plan. In no event shall a member of the Committee be entitled to vote or otherwise act with respect to Plan benefits for such member. Prior to March 17, 1999, all references to "Committee" mean the Compensation and Succession Committee of the Board of Directors of Niagara Mohawk Power Corporation.

          2. The definition of "Company" in Section 1.2 of the Plan shall be restated as follows:

"Company" means Niagara Mohawk Holdings, Inc. (effective March 17, 1999), Niagara Mohawk Power Corporation and any other separate employer that participates in this Plan with the consent of Niagara Mohawk Holdings, Inc. (each of these employers, as well as any other separate employer that participates in this Plan with the consent of Niagara Mohawk Holdings, Inc., shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc. for purposes of the administration of the Plan and for purposes of Section
7.1. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that a Participant is employed by the separate Participating Employer from which the Participant regularly receives his paycheck. With respect to any Participant, the term "Company" means such separate Participating Employer.

          3. Any reference in the Plan to the "Niagara Mohawk Power Corporation Management Incentive Compensation Plan" shall be changed to the Niagara Mohawk Management Incentive Plan," and the definition of "Plan" in
Section 1.7 of the Plan shall be restated as follows:

              "Plan" means the Niagara Mohawk Incentive Compensation Plan.

          4. Effective March 17, 1999, the second sentence of Section 10.1 of the Plan shall be restated as follows:

Any notice to the Company of the Committee shall be given either by delivering it or depositing it in the United States mail, postage prepaid, to the Committee, c/o Niagara Mohawk Holdings, Inc., 300 Erie Boulevard West, Syracuse, New York 13202.

Executed this 17th day of December 1999.

                              Niagara Mohawk Holdings, Inc.


                              /s/David J. Arrington
                              -----------------------------
                              David J. Arrington
                              Senior Vice President and
                              Chief Administrative Officer





                                                             Exhibit (A) 10-23
                                   AMENDMENT 1
                                     TO THE
                                 NIAGARA MOHAWK
                   OFFICERS ANNUAL INCENTIVE COMPENSATION PLAN
                     (original document filed as (A)10-16)

          This sets forth Amendment 1 to the Niagara Mohawk Officers Annual Incentive Compensation Plan, as amended and restated effective as of December 10, 1998 ("Plan"). This Amendment shall be effective as of January 1, 1999.

          1. The first paragraph of Section 1.1 of the Plan shall be restated as follows:

              Establishment of the Plan. Niagara Mohawk Power Corporation, a New York corporation, established an incentive compensation plan for officers, known as the "Niagara Mohawk Power Corporation Officers Annual Incentive Compensation Plan," to permit grants of Contingent Stock Units and Dividend Equivalents, as defined herein.

          2. The definition of "Board" or "Board of Directors" in Section 2.3 of the Plan shall be restated as follows:

              "Board" or "Board of Directors" means, effective March 17, 1999, the Board of Directors of Niagara Mohawk Holdings, Inc. Prior to March 17, 1999, references to "Board" mean the Board of Directors of Niagara Mohawk Power Corporation.

          3. The first line of Section 2.5(2) of the Plan shall be amended by deleting the phrase "as of the date hereof," and by inserting the phrase "as of April 1, 1999," in its place.

          4. The phrase "the sale or other disposition of all or substantially all of the assets of the Company," in clause (ii) of Section 2.5(4) of the Plan shall be deleted and the following shall be inserted in its place:

              the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation,

          5. The definition of "Company" in Section 2.8 of the Plan shall be restated as follows:

              "Company" means Niagara Mohawk Holdings, Inc. (effective as of March 17, 1999), Niagara Mohawk Power Corporation, and any other separate employer that participates in this Plan with the consent of the Board (each of these separate employers, as well as any other separate employer that participates in this Plan with the consent of the Board, shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc. for purposes of the administration of the Plan and for purposes of Section 2.5. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that a Participant is employed by the separate Participating Employer from which the Participant regularly receives his paycheck. With respect to any Participant, the term "Company" means such separate Participating Employer.

          6. The definition of "Shares" in Section 2.23 of the Plan shall be restated as follows:

              "Shares" means, through March 17, 1999, the shares of common stock of Niagara Mohawk Power Corporation, par value $1.00. After March 17, 1999, all references to "Shares" mean the shares of common stock of Niagara Mohawk Holdings, Inc., par value $1.00.

          7. Effective March 17, 1999, the second sentence of Section 17.5 of the Plan shall be restated as follows:

              Any notice to the Company or the Committee shall be given either by delivering it or depositing it in the United States mail, postage prepaid, to the Committee, c/o Niagara Mohawk Holdings, Inc., 300 Erie Boulevard West, Syracuse, NY 13202.

Executed this 17th day of December 1999.

                                               NIAGARA MOHAWK HOLDINGS, INC.


                                          By:  /s/David J. Arrington
                                               ------------------------------
                                               David J. Arrington
                                               Senior Vice President and
                                               Chief Administrative Officer

                                   AMENDMENT 1
                                     TO THE
                        NIAGARA MOHAWK POWER CORPORATION
                            LONG TERM INCENTIVE PLAN
                      (original document filed as (A)10-17)

          This sets forth Amendment 1 to the Niagara Mohawk Power Corporation Long Term Incentive Plan, as amended and restated effective as of June 10, 1997 ("Plan"). This Amendment shall be effective as of January 1, 1999.

          1. The name of the Plan shall be changed from the "Niagara Mohawk Power Corporation Long Term Incentive Plan" to the "Niagara Mohawk Long Term Incentive Plan."

          2. Section 1.1 of the Plan shall be restated to provide as follows:

              Establishment of the Plan. Niagara Mohawk Power Corporation, a New York corporation, established an incentive compensation plan, known as the "Niagara Mohawk Power Corporation Long Term Incentive Plan," to permit grants of SAR's, Stock Units and Dividend Equivalents. The plan became effective as of September 25, 1996 ("Effective Date") and was amended and restated as of June 10, 1997.

              Effective as of January 1, 1999, the name of the plan was changed to the "Niagara Mohawk Long Term Inventive Plan" ("Plan"). The Plan shall remain in effect as provided in Section 1.3.

          3. The definition of "Board" or "Board of Directors" in Section 2.4 of the Plan shall be restated as follows:

              "Board" or "Board of Directors" means, effective March 17, 1999, the Board of Directors of Niagara Mohawk Holdings, Inc. Prior to March 17, 1999, references to "Board" mean the Board of Directors of Niagara Mohawk Power Corporation.

          4. The first line of Section 2.6(2) of the Plan shall be amended by deleting the phrase "as of the date hereof," and by inserting the phrase "as of April 1, 1999," in its place.

          5. The phrase "the sale or other disposition of all or substantially all of the assets of the Company," in clause (ii) of Section 2.6(4) of the Plan shall be deleted and the following shall be inserted in its place:

              the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation,

          6. The definition of "Company" in Section 2.9 of the Plan shall be restated as follows:

              "Company" means Niagara Mohawk Holdings, Inc. (effective as of March 17, 1999), Niagara Mohawk Power Corporation, and any other separate employer that participates in this Plan with the consent of the Board (each of these separate employers, as well as any other separate employer that participates in this Plan with the consent of the Board, shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc. for purposes of the administration of the Plan and for purposes of Section 2.6. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that an Employee is employed by the separate Participating Employer from
              which the Employee regularly receives his paycheck.   With respect
              to any Employee, the term "Company" means such separate Participating Employer.

          7. The definition of "Shares" in Section 2.21 of the Plan shall be restated as follows:

              "Shares" means, through March 17, 1999, the shares of common stock of Niagara Mohawk Power Corporation, par value $1.00. After March 17, 1999, all references to "Shares" mean the shares of common stock of Niagara Mohawk Holdings, Inc., par value $1.00

Executed this 17th day of December 1999.

                                               NIAGARA MOHAWK HOLDINGS, INC.


                                          By:  /s/David J. Arrington
                                               -----------------------------
                                               David J. Arrington
                                               Senior Vice President and
                                               Chief Administrative Officer

                                   AMENDMENT 1
                                     TO THE
                        NIAGARA MOHAWK POWER CORPORATION
                             CEO SPECIAL AWARD PLAN
                      (original document filed as (A)10-19)

          This sets forth Amendment 1 to the Niagara Mohawk Power Corporation CEO Special Award Plan, as amended and restated effective as of June 10, 1997 ("Plan"). This Amendment shall be effective as of January 1, 1999.

          1. The name of the Plan shall be changed from the "Niagara Mohawk Power Corporation CEO Special Award Plan" to the "Niagara Mohawk CEO Special Award Plan."

          2.  Section 1.1 of the Plan shall be restated as follows:

              Establishment of the Plan. Niagara Mohawk Power Corporation, a New York corporation, established a special award plan, known as the "Niagara Mohawk Power Corporation CEO Special Award Plan." The plan was amended and restated effective as of June 10, 1997 ("Effective Date"). Effective as of January 1, 1999, the name of the plan was changed to the "Niagara Mohawk CEO Special Award Plan" ("Plan").

          3. The definition of "Board" or "Board of Directors" in Section 2.4 of the Plan shall be restated as follows:

              "Board" or "Board of Directors" means, effective March 17, 1999, the Board of Directors of Niagara Mohawk Holdings, Inc. Prior to March 17, 1999, references to "Board" mean the Board of Directors of Niagara Mohawk Power Corporation.

          4. The first line of Section 2.6(2) of the Plan shall be amended by deleting the phrase "as of the Effective Date," and by inserting the phrase "as of April 1, 1999," in its place.

          5. The phrase "the sale or other disposition of all or substantially all of the assets of the Company," in clause (ii) of Section 2.6(4) of the Plan shall be deleted and the following shall be inserted in its place:

              the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation,

          6. The definition of "Company" in Section 2.8 of the Plan shall be restated as follows:

              "Company" means Niagara Mohawk Holdings, Inc. (effective as of March 17, 1999), Niagara Mohawk Power Corporation, and any other separate employer that participates in this Plan with the consent of the Board (each of these separate employers, as well as any other separate employer that participates in this Plan with the consent of the Board, shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc. for purposes of the administration of the Plan and for purposes of Section 2.6. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that an Employee is employed by the separate Participating Employer from
              which the Employee regularly receives his paycheck.   With respect
              to any Employee, the term "Company" means such separate Participating Employer.

          7. The definition of "Shares" in Section 2.17 of the Plan shall be restated as follows:

              "Shares" means, through March 17, 1999, the shares of common stock of Niagara Mohawk Power Corporation, par value $1.00. After
              March 17, 1999, all references to "Shares" mean the shares of common stock of Niagara Mohawk Holdings, Inc., par value $1.00.

Executed this 17th day of December 1999.

                                               NIAGARA MOHAWK HOLDINGS, INC.


                                          By:  /s/David J. Arrington
                                               -----------------------------
                                               David J. Arrington
                                               Senior Vice President and
                                               Chief Administrative Officer

                                   AMENDMENT 1
                                     TO THE
                                 NIAGARA MOHAWK
                           DEFERRED COMPENSATION PLAN
                      (original document filed as (A)10-20)

          This sets forth Amendment 1 to the Niagara Mohawk Deferred Compensation Plan, as established effective January 1, 1994 and revised through June 15, 1999 ("Plan"). This Amendment shall be effective as of January 1, 1999.

          1. The definition of "Board" in Section 2 of the Plan shall b restated as follows:

              "BOARD" means, effective March 17, 1999, the Board of Directors of Niagara Mohawk Holdings, Inc. Prior to March 17, 1999, references to "Board" mean the Board of Directors of Niagara Mohawk Power Corporation.

          2. The definition of "Company" in Section 2 of the Plan shall be restated as follows:

              "COMPANY" means Niagara Mohawk Holdings, Inc. (effective as of March 17, 1999), Niagara Mohawk Power Corporation, and any other separate employer that participate in this Plan with the consent of the Board (each of these employers, as well as any other separate employer that participates in this Plan with the consent of the Board, shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc. for purposes of the administration of the Plan and for purposes of Appendix A of the Plan. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that an Employee is employed by the separate Participating Employer from which the Employee regularly receives his paycheck. With respect to any Employee, the term "Company" means such separate Participating Employer.

          3. The definition of "Incentive Award" in Section 2 of the Plan shall be amended by deleting the word "Company's" and by inserting in its place the term "Niagara Mohawk."

          4. The first line of Paragraph (2) of Appendix A of the Plan shall be amended by deleting the phrase "as of the date hereof," and by inserting the phrase "as of April 1, 1999," in its place.

          5. The phrase "the sale or other disposition of all or substantially all of the assets of the Company," in clause (ii) of Paragraph (4) of Appendix A of the Plan shall be deleted and the following shall be inserted in its place: the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation,

Executed this 17th day of December 1999.

                                               NIAGARA MOHAWK HOLDINGS, INC.



                                          By:  /s/David J. Arrington
                                               -----------------------------
                                               David J. Arrington
                                               Senior Vice President and
                                               Chief Administrative Officer

                                   AMENDMENT 1
                                     TO THE
                        NIAGARA MOHAWK POWER CORPORATION
                    OUTSIDE DIRECTOR DEFERRED STOCK UNIT PLAN
                     (original document filed as (A)10-37)

          This sets forth Amendment 1 to the Niagara Mohawk Power Corporation Outside Director Deferred Stock Unit Plan, as amended and restated effective as of August 25, 1998 ("Plan"). This Amendment shall be effective as of March 17, 1999.

          1. The name of the Plan shall be changed from the "Niagara Mohawk Power Corporation Outside Director Deferred Stock Unit Plan" to the "Niagara Mohawk Outside Director Deferred Stock Unit Plan."

          2. Section 1.1 of the Plan shall be restated to provide as follows:

          1.1 Establishment of the Plan. Niagara Mohawk Power Corporation established a plan known as the "Niagara Mohawk Power Corporation Outside Director Deferred Stock Unit Plan." Effective as of March 17, 1999, the name of the plan was changed to the "Niagara Mohawk Outside Director Deferred
               Stock Unit Plan" ("Plan"). The Plan provides for the granting of deferred stock units and dividend equivalent deferred stock units, as described in Article 4.

               The Plan originally was effective as of January 1, 1996 ("Effective Date"), and was amended and restated as of August 25, 1998. The Plan as amended herein is effective as of March 17, 1999, and shall remain in effect until terminated as set forth hereunder.

          3. Section 1.2 of the Plan shall be restated to provide as follows:

         1.2 Plan Purpose. The Plan is intended to link the long-term compensation of non-employee directors of Niagara Mohawk Holdings, Inc. ("Company") to the longer-term performance of the Company's stock through the payment of a portion of their compensation in deferred stock units, and permitting non-employee directors to elect to defer payment of additional compensation in deferred stock units, which become payable following the termination of the director's service on the Board of Directors of the Company ("Board"). Prior to March 17, 1999, all references in the Plan to "Company" mean Niagara Mohawk Power Corporation.

          4. The first line of paragraph (2) of Article 6 of the Plan shall be amended by deleting the phrase "as of the Effective Date," and by inserting the phrase "as of April 1, 1999," in its place.

          5. The phrase "the sale or other disposition of all or substantially all of the assets of the Company," in clause (ii) of paragraph (4) of Article 6 of the Plan shall be deleted and the following shall be inserted in its place: the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation.


Executed this 20th day of March, 2000.

                                               NIAGARA MOHAWK HOLDINGS, INC.


                                          By:  /s/David J. Arrington
                                               -----------------------------
                                               David J. Arrington
                                               Senior Vice President and
                                               Chief Administrative Officer


5





                                                             EXHIBIT (A)10-24
                                 NIAGARA MOHAWK

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                   AMENDED AND RESTATED AS OF JANUARY 1, 1999

                                 NIAGARA MOHAWK
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                     --------------------------------------

                                    PREAMBLE
                                    --------

The principal objective of this Supplemental Executive Retirement Plan (previously titled the Niagara Mohawk Power Corporation Supplemental Executive Retirement Plan) is to insure the payment of a competitive level of retirement income in order to attract, retain and motivate selected executives.
Eligibility for participation in the Plan shall be limited to those levels of executives designated by the Board of Directors. This Plan was adopted effective April 1, 1983 and will be effective as to each Participant on the date he or she is designated as such hereunder.

The Plan has been amended a number of times since April 1, 1983. This document constitutes an amendment and restatement of the Plan effective as of January 1, 1999. This amended and restated Plan governs the rights of Participants who are credited with an "Hour of Service" under the Basic Plan after December 31, 1998. The rights of Participants who are not credited with an "Hour of Service" under the Basic Plan after December 31, 1998 shall be governed by the terms of the Plan in effect on December 31, 1998.

                                    SECTION I
                                    ---------

                                   DEFINITIONS
                                   -----------

1.1 "Active Participant" means a Participant who has at least five (5) years of Service with the Company and any Other Employer and has not yet terminated employment with the Company or Other Employer.

1.2 "Basic Plan" means the Niagara Mohawk Pension Plan for eligible employees of the Company.

1.3  "Basic Plan Benefit" means the amount of benefit payable from the Basic
     Plan.

1.4 "Committee" means the Compensation and Succession Committee of the Board of Directors of the Company, which has been given authority by the Board of Directors to administer this Plan. In no event shall a member of the Committee be entitled to vote or otherwise act with respect to Plan benefits for such member.

1.5 "Company" means Niagara Mohawk Power Corporation and any successor thereto; provided, however, that, effective as of April 1, 1999, "Company" shall mean Niagara Mohawk Holdings, Inc.

1.6 "Early Commencement Factor" means the factor to be applied in the case of Early Retirement as follows:


NUMBER OF YEARS      EARLY      NUMBER OF YEARS      EARLY
PRIOR TO NORMAL  COMMENCEMENT   PRIOR TO NORMAL  COMMENCEMENT
RETIREMENT          FACTOR        RETIREMENT        FACTOR
---------------  -------------  ---------------  -------------
1 . . . . . . .  100.0%          6               95.0%
2 . . . . . . .  100.0%          7               90.0%
3 . . . . . . .  100.0%          8               85.0%
4 . . . . . . .  100.0%          9               80.0%
5 . . . . . . .  100.0%         10               75.0%


     Additionally, the "Early Commencement Factor" for any Participant who reached age 55 prior to terminating employment with the Company or Other Employer and the sum of whose age and years of Service equals or exceeds 86 shall be 100%.

1.7  "Early Retirement" means Retirement from the ages of 55 through 64.

1.8 "Earnings" means the annualized average of the Participant's basic salary and incentive compensation awards from the Company or Other Employer, including any elective before-tax contributions made by the Participant to a Company or Other Employer plan qualified under Section 401(k) of the Internal Revenue Code, to a Company or Other Employer plan described in Internal Revenue Code Section 125 and to the Niagara Mohawk Deferred Compensation Plan, over the final 36 months of the Participant's employment with the Company and any Other Employer.

1.9 "Normal Retirement Date" means the first day of the month following the month in which the Participant reaches age 65.

1.10 "Other Employer" means any subsidiary or affiliate of the Company.

1.11 "Other Retirement Income" means retirement income a Participant or the Participant's surviving Spouse may be entitled to as a result of the Participant's employment from the following possible sources:

     a.  The Company's Basic Plan Benefit
     b.  50% of the Participant's Social Security Benefit as defined in Plan
         Section 1.16
     c. Employer-provided retirement benefits from previous employment (other than with the Company)
     d.  Benefits from a program or coverage required or provided by law.

     Where the Plan benefit is based upon Early Retirement, Other Retirement Income will be recomputed as the retired Participant becomes eligible for any one or more of b, c or d above. In all cases, Other Retirement Income shall be determined by the Committee, which may make such assumptions, including interest rate, age at benefit commencement and form of payment assumptions, as the Committee, in its sole discretion, shall consider appropriate. Amounts of Other Retirement Income may be taken into account by the Committee in a form of payment that is different than the form such Other Retirement Income actually is paid to or on behalf of the Participant.

1.12 "Participant" means (i) an employee of the Company with the title of Vice President or above, including those persons designated as Controller or Treasurer, and (ii) an employee of any Other Employer with the title of Vice President or above, who is designated by the Committee for inclusion in the Plan.

1.13 "Plan" means the Niagara Mohawk Supplemental Executive Retirement Plan.

1,14 "Retirement" means the termination of a Participant's employment with the Company and any Other Employer on or after the date the Participant has
     (i) attained age 55, (ii) satisfied the service requirement of Plan
     Section 2.1, and (iii) earned a vested benefit under the Basic Plan.

1.15 "Service" means "Service" as defined in the Basic Plan.

1.16 "Social Security Benefit" means the Participant's estimated monthly primary insurance amount under the Social Security Act as in effect at the time of separation from Service (projected, if necessary, to age 62 on the basis of no further earnings after separation from Service). All such estimates and projections shall be made by the Committee. Earnings for calendar years prior to the Participant's separation from Service shall be estimated by applying a salary scale, projected backwards, based upon the actual change in national average wages as determined by the Social Security Administration.

     Notwithstanding the foregoing, if the Participant shall furnish the Committee within 12 months from the date of separation from Service (or, if later, within 12 months from the date the Participant is notified by the Committee that the Participant is entitled to Plan benefits) with documentation from the Social Security Administration of the Participant's Social Security earnings records, the Participant's Social Security Benefit shall be determined on the basis of his actual Social Security earnings record for years previously estimated before separation, but only if such actual Social Security earnings record produces a lower estimated Social Security Benefit.

     Once the Social Security Benefit has been determined, it will be frozen and not redetermined, subject to the 12 month rule noted above.

1.17 "Spouse" means the person to whom a Participant is legally married as of his Retirement or death as an Active Participant.

1.18 The masculine gender, where appearing in the Plan, will be deemed to include the feminine gender, and the singular may include the plural, unless the context clearly indicates the contrary.

                                   SECTION II
                                   ----------

                            ELIGIBILITY FOR BENEFITS
                            ------------------------

2.1 Each Participant who has completed twenty (20) years of Service with the Company and any Other Employer, and who has attained at least age 55 at the time he terminates employment with the Company or any Other Employer, is eligible to receive a benefit under this Plan upon his Retirement.

     Exceptions to the twenty (20) years of Service requirement may be granted by the Committee.

                                   SECTION III
                                   -----------

                      AMOUNT AND FORM OF RETIREMENT BENEFIT
                      -------------------------------------

3.1 The benefit payable at Normal Retirement Date under this Plan will equal 60% of the Participant's Earnings, less any Other Retirement Income as defined in Plan Section 1.11. In the case of a Participant's Early Retirement, the benefit payable upon such Early Retirement shall equal the product of (i) 60% of the Participant's Earnings, times (ii) the applicable Early Commencement Factor, with the resulting product reduced by the Participant's Other Retirement Income. As provided in Section 1.11, for purposes of the Committee's determination of a Participant's Other Retirement Income, the Committee may make such assumptions, including interest rate, age at benefit commencement and form of payment assumptions, as the Committee, in its sole discretion, shall consider appropriate.

3.2 If the Basic Plan Benefit is greater than the Plan benefit for a Participant or the Participant's surviving Spouse, an additional benefit will be paid under this Plan to the extent (if any) the Basic Plan Benefit payable to the Participant or the Participant's surviving Spouse is reduced by Section 415 of the Internal Revenue Code. In such a case, the Plan benefit will be recalculated so that the Participant or the Participant's surviving Spouse shall receive no more in total benefit (from the Basic Plan plus the Plan) than what the Basic Plan Benefit would have been had
     Section 415 of the Internal Revenue Code not applied to the Basic Plan.


                                   SECTION IV
                                   ----------

                         PAYMENT OF RETIREMENT BENEFITS
                         ------------------------------

4.1 Unless paid in an actuarially equivalent lump sum pursuant to Section VI, benefits payable in accordance with Section III will be paid in monthly installments commencing as of the end of the month during which payment of the Participant's Basic Plan Benefit is made or commences. Such benefits will continue to be paid as of the last day of each succeeding month. The final payment will be made as of the last day of the month in which the retired Participant dies. However, any benefits payable to a surviving Spouse under Section V shall continue to the surviving Spouse for the period commencing as of the last day of the month following the month in which the retired Participant or Active Participant dies and ending as of the last day of the month in which such surviving Spouse dies.

4.2 If a Participant has been receiving benefit payments under provisions of the separate Long-Term Disability Income Insurance Plan (LTD) of the Company or any Other Employer, and provided he has reached his Normal Retirement Date, he will be eligible for benefits as provided under Plan Sections II and III. These benefits will be based upon the Participant's Earnings calculated as of the date of the total disability that resulted in the payment of LTD benefits, rather than Earnings as defined in Section 1.8.

4.3 Except as provided in Section 5.2, no benefits are payable under this Plan if a Participant terminates employment with the Company or Other Employer for any reason prior to his Retirement unless otherwise approved by the Committee. In the event of such approval, benefits shall be paid in accordance with Section 4.1.

4.4 In the event (i) the Company undergoes a Change in Control (as defined below), (ii) the Plan is terminated prior to a Change in Control, (iii) the Company becomes insolvent (i.e., the Company is unable to pay its debts as they become due), (iv) the Company files for protection under any federal or state bankruptcy law, or (v) the Company becomes involuntarily subject to any federal or state bankruptcy proceedings, each Participant (whether active or retired) or surviving Spouse will have a vested and nonforfeitable interest in benefits under the Plan determined by application of the following formula as of the date of such event:

     A Participant's or surviving Spouse's vested and nonforfeitable interest in such benefits under this Section shall be determined by multiplying the full value of such person's undistributed benefits by a fraction (not greater than 1/1), the numerator of which is the number of years of the Participant's Service, and the denominator of which is the total number of years of Service the Participant is required to complete with the Company in order to become eligible to receive a distribution of benefits under this Section.

     For purposes of this Section, the term 'Change in Control' shall mean:

     (1) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company,
     (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and
     (iii) of subparagraph (3) of this Section 4.4 are satisfied; or

     (2) Individuals who, as of April 1, 1999, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

     (4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company or, on or after April 1, 1999, of Niagara Mohawk Power Corporation, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

4.5 Coincident with, or as soon as practicable after, the occurrence of any of the events described in clauses (ii) through (v) in the first sentence of Section 4.4 above, the actuarial present value of each Participant's or surviving Spouse's benefits (as determined by the actuary engaged by the Company with respect to the Plan), to the extent vested under Section 4.4 above, shall be paid to such Participant or surviving Spouse in a single sum distribution, but only to the extent such single sum distribution is permitted by law.

     Notwithstanding any other provisions of this Plan, the completion of the full distribution required by this Section 4.5 shall terminate all rights of all persons (whether or not then collecting benefits) to any benefits under the Plan. No further benefits shall accrue to any person under this Plan and the Plan shall terminate without any further action by the Company.

                                    SECTION V
                                    ---------

                      PAYMENT OF SPOUSE'S SURVIVOR BENEFITS
                      -------------------------------------

5.1 Unless the Participant's Plan benefit is paid to the Participant in an actuarially equivalent lump sum pursuant to Section VI, commencing as of the last day of the month following the month in which the retired Participant dies, the Participant's surviving Spouse will receive the greater of (i) 50% of the monthly benefit payable to the Participant, or
     (ii) the monthly benefit, if any, calculated under Plan Section 3.2

5.2 Commencing at the end of the month following the month in which an Active Participant dies, the surviving Spouse will receive the monthly benefit as calculated in Plan Section 5.1 as if the Active Participant had retired on the first of the month following the month of the Active Participant's death.

5.3 Notwithstanding the foregoing of this Section V, with respect to a Participant who has a valid lump sum election pursuant to Section 6.3 of the Plan in effect on the date of the Participant's death, but who dies prior to receipt of such lump sum payment, the Participant's surviving Spouse shall receive the surviving Spouse's monthly benefit described in
     Section 5.1 (if any) in an actuarially equivalent lump sum. Actuarially equivalent lump sums shall be determined by the Committee in accordance with Section 6.5 of the Plan.

5.4 Notwithstanding the foregoing of this Section V, if a Participant's benefit under this Plan is paid in a lump sum, no further benefits shall be paid to or on behalf of the Participant or the Participant's surviving Spouse pursuant to this Plan.

                                   SECTION VI
                                   ----------

                            OPTIONAL LUMP SUM PAYMENT
                            -------------------------

6.1 Notwithstanding any other provision of the Plan to the contrary, the following provisions shall apply with respect to the payment of benefits under this Plan.

6.2 With respect to a Participant whose benefit payments have not commenced and whose annual benefit under this Plan equals or exceeds either (x) fifty percent (50%) of the sum of his annual benefit under this Plan and his annual benefit under the Basic Plan, or (y) $50,000:

     a. the Committee may determine solely in its discretion that such Participant's (or surviving Spouse's) benefits under this Plan shall be paid in the form of an actuarially equivalent lump sum; or

     b. such Participant may elect payment of his benefit under this Plan in the form of an actuarially equivalent lump sum, provided, however, that the Participant has irrevocably elected in writing to receive such lump sum no later than a date which is both (i) in the calendar year prior to the Participant's Retirement, and (ii) at least six months prior to the date of the Participant's Retirement.

6.3 With respect to a Participant (i) whose benefit payments under this Plan are being paid in monthly installments pursuant to Section 4.1 of the Plan, and (ii) whose annual benefit under this Plan equals or exceeds either (x) fifty percent (50%) of the sum of his annual benefit under this Plan and his annual benefit under the Basic Plan, or (y) $50,000, such Participant may elect, subject to the written approval of the Committee, to receive a lump sum payment of the remaining payments due him under the Plan in an amount equal to 95% of the actuarially equivalent lump sum of such payments.

6.4 The Committee, in its sole discretion, shall determine the amount of actuarially equivalent lump sums. For purposes of such determinations, the Committee may make such assumptions, including interest rate assumptions, as the Committee, in its sole discretion, shall consider appropriate.


                                   SECTION VII
                                   -----------
                                  MISCELLANEOUS
                                  -------------

7.1 Plan benefits are paid for the Participant's past services with the Company and any Other Employer (that is, not for consulting or other services that may be rendered after retirement) and are not subject to forfeiture upon the Participant's Retirement. To minimize the possibility of future termination of the Plan for financial reasons, the Company may utilize certain financing vehicles, including the purchase of policies of insurance on the lives of Participants under which the Company or a trustee is named beneficiary; any such insurance policies or other financing vehicles will be subject to the claims of the general creditors of the Company. The Board of Directors of the Company may, in its sole discretion, terminate, suspend or amend the Plan at any time, in whole or in part; provided, however, that no such termination, suspension or amendment shall adversely affect a Participant's rights or benefits accrued under this Plan (with both his Plan benefit and Basic Plan Benefit determined, for purposes of this Section, on the basis of the Participant's Earnings averaged for the 36-month period ending on the date of such Plan termination, suspension or amendment).

7.2 Nothing contained herein will confer upon any Participant the right to be retained in the service of the Company or any Other Employer, nor will it interfere with the right of the Company or any Other Employer to discharge or otherwise deal with Participants without regard to the existence of this Plan.

7.3 This Plan is unfunded and not tax-qualified, and the Company will make Plan benefit payments solely on a current disbursement basis.

7.4 To the maximum extent permitted by law, no benefit under this Plan shall be assignable or subject in any manner to alienation, sale, transfer, claims of creditors, pledge, attachment or encumbrances of any kind. Notwithstanding the foregoing, benefits earned and payments made pursuant to the Plan shall be subject to withholding for income, FICA and other employee payroll taxes, withholding taxes, or other taxes that the Company or Other Employer may be required by law to withhold.

7.5 The Committee may adopt rules and regulations to assist in the administration of the Plan. The Committee also shall have discretionary authority to construe, interpret and apply all of the terms of this Plan (including, but not limited to, construing any uncertain or disputed term or provision, determining questions of fact and/or law, and reviewing any prior benefit claim determination under the Plan), and to determine the amount (if any) of each Participant's and surviving Spouse's benefit under this Plan. The Board of Directors has also delegated to the Committee the discretionary authority to modify provisions of the Plan in individual cases. Any exercise of the Committee's authority under this Plan shall be final and binding.

7.6  Each Participant will be entitled to a copy of this Plan.

7.7 The Plan is established under, and shall be governed and construed according to, the laws of the State of New York, to the extent such laws are not preempted by federal law.

     The Company has caused this Plan document, which reflects the Plan as amended and restated effective as of January 1, 1999, to be executed by a duly authorized officer on this 17th day of December 1999.


                                             NIAGARA MOHAWK HOLDINGS, INC.


                                         By: /s/David J. Arrington
                                             ------------------------------
                                             David J. Arrington
                                             Senior Vice President and
                                             Chief Administrative Officer

                              AMENDMENT 1
                                TO THE
                            NIAGARA MOHAWK
                SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

This sets forth Amendment 1 to the Niagara Mohawk Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 1999 ("Plan"). This Amendment shall be effective as of January 1, 1999.

1. The definition of "Company" in Section 1.5 of the Plan shall be restated as follows:

    "Company" means, effective as of March 17, 1999, Niagara Mohawk Holdings, Inc. and any successor thereof. Prior to March 17, 1999, all references to "Company" mean Niagara Mohawk Power Corporation.

2. The definition of "Other Employer" in Section 1.10 of the Plan shall be restated as follows:

    "Other Employer" means any subsidiary of affiliate of the Company that participates in this Plan with the consent of the Company.

3. The definition of "Participant" in Section 1.12 of the Plan shall be amended by adding the following sentence at the end of Section 1.12:

    Notwithstanding any other term in the Plan to the contrary, the terms "Company" and "Other Employer" are being used in the Plan solely for convenience to make the Plan easier to read and do not alter the fact that a Participant is employed by the separate employer from which the Participant regularly receives his or her paycheck. With respect to any Participant, the term "Company" or "Other Employer" means such separate employer.

Executed this 17th day of December 1999.

                                             NIAGARA MOHAWK HOLDINGS, INC.



                                         By: /s/David J. Arrington
                                             -------------------------------
                                             David J. Arrington
                                             Senior Vice President and
                                             Chief Administrative Officer





                                                               EXHIBIT (A)10-38
                    NIAGARA MOHAWK POWER CORPORATION

                         EXECESS BENEFIT PLAN

                           JANUARY 1, 1991


                                                        Revised:  April 1, 1992

                    NIAGARA MOHAWK POWER CORPORATION

                         EXECESS BENEFIT PLAN

                               PREAMBLE

The principal objective of this Excess Benefit Plan is to ensure the payment of a competitive level of retirement income in order to attract, retain and motivate selected employees. Eligibility for participation in the Plan shall be limited to those employees of the Company who are specifically designated by the Committee to participate herein. This Plan was adopted effective January 1, 1991, and will be effective as to each Participant in the first year in which he does not receive a full allocation of Company contributions under the Savings Plan as a result of the application of Code Section 415, and each year thereafter. The Plan was amended effective April 1, 1992.

                                 SECTION I
                                 ---------

                                Definitions
                                -----------

1.1 "Account" means the separate bookkeeping account established by the Company to record the Savings Plan Benefit of each participant.

1.2  "Code" means the Internal Revenue Code of 1986, as amended.

1.3 "Committee" means the Compensation and Succession Committee of the Board of Directors of the Company which has been given authority to administer this Plan. In no event shall a member of the Committee be entitled to vote or otherwise act with respect to Plan benefits for such member.

1.4 "Company" means Niagara Mohawk Power Corporation and any subsidiary which participates in the Savings Plan.

1.5 "Company Contributions" has the definition given such term under the Savings Plan.

1.6 "Normal Retirement Date" means the first day of the month following the month in which the Participant reaches age 65.

1.7 "Participant" means each employee of the Company who has been designated by the Committee as eligible to participate in the Plan.

1.8 "Plan" means the Niagara Mohawk Power Corporation Excess Benefit Plan, as may be amended from time to time.

1.9 "Savings Plan" means the Employee Savings Fund Plan for Non-Represented Employees of Niagara Mohawk Power Corporation, as may be amended from time to time.

1.10 "Savings Plan Benefit" means the sum of the annual amounts of Company Contributions which the Participant did not have allocated to his account under the Savings Plan as a result of the application of Code Section 415, together with earnings (or losses) on such amounts determined as if such amounts had been invested in the common stock of the Company from the date on which the Participant would have received an allocation of Company Contributions under the Savings Plan but for the application of Code
     Section 415.

1.11 The masculine gender, where appearing in the Plan, will be deemed to include the feminine gender and the singular may include the plural, unless the context clearly indicates the contrary.

                                 SECTION II

                                 ----------
                     AMOUNT, FORM AND PAYMENT OF BENEFITS
                     ------------------------------------

2.1 The benefit payable under the Plan will equal the value of the Participant's Account on the date that such benefit is payable measured from the date outlined in Section 1.10 until retirement, termination of employment, Total Disability or death (see Section 2.2).

2.2  The value of a Participant's Account shall be paid to the Participant
     (or his beneficiary) in a single sum as soon as is practicable after such Participant's retirement, termination of employment, Total Disability or death. For purposes of this Plan, "Total Disability" has the meaning given such term in the Savings Plan.

2.3 Each Participant may name a beneficiary in writing on a form provided by the Committee and delivered to the Committee. Such designation may include more than one person and one or more secondary or contingent beneficiaries. The Participant may elect to change or revoke his designated or deemed or contingent beneficiary at any time. The affirmative designation of any beneficiary and any elected change or revocation thereof by the Participant shall be made on forms provided by the Committee and shall not in any event be effective unless and until filed with the Committee. If no designated or deemed or contingent beneficiary survives the Participant, or if a Participant fails to designate a beneficiary, the amount payable upon his death shall be paid to his estate.

2.4 Notwithstanding the foregoing provisions of this Section II, and in addition to any benefit to which a Participant is entitled pursuant to Sections 2.1 and 2.2, a Participant in this Plan (i) who is also a participant in the Niagara Mohawk Power Corporation Long-Term Disability Plan ("LTD Plan"), (ii) who is entitled to receive a benefit under the LTD Plan by reason of "Total Disability" (as such term is defined therein), and (iii) whose monthly LTD Plan benefit, determined as a percentage of monthly "Earnings" (as such term is defined in the LTD Plan), is in excess of the maximum monthly amount permitted under the LTD Plan, shall be entitled to receive under this Plan a monthly disability benefit equal to the amount by which his monthly LTD Plan benefit exceeds the maximum monthly amount permitted under the LTD Plan ("LTD Plan Excess"); provided that no such disability benefit shall be paid to a Participant under this Plan unless the monthly amount of LTD Plan Excess is at least [$500]. A Participant's monthly disability benefit under this Plan shall continue to be paid only as long as the Participant continues to be eligible for a monthly disability benefit under the LTD Plan.

                                 SECTION III
                                 -----------

                                MISCELLANEOUS
                                -------------

3.1 Plan benefits are paid for the Participant's past services with the Company (that is, not for consulting or other services that may be rendered after retirement). To minimize the possibility of Plan termination for financial reasons, the Company may utilize certain financing vehicles, including the purchase of policies of insurance on the lives of Participants under which the Company or a trustee is named as the beneficiary. Any such insurance policies or other financing vehicles will be subject to the claims of the general creditors of the Company. The Board of Directors of the Company may, in its sole discretion, terminate, suspend or amend the Plan at any time or from time to time, in whole or in part; provided, however, that no such termination, suspension or amendment shall adversely affect a Participant's rights or benefits accrued under this Plan.

3.2 Nothing contained herein will confer upon any Participant the right to be retained in the service of the Company, nor will it interfere with the right of the Company to discharge or otherwise deal with a Participant without regard to the existence of this Plan.

3.3 The provisions of the Plan shall be binding upon and inure to the benefit of the Participant and his personal representative and the Company, and any successor organization which shall succeed to substantially all of its assets and business.

3.4 This Plan is unfunded and the Company will make Plan benefit payments solely on a current disbursement basis.

3.5 To the maximum extent permitted by law, no benefit under this Plan shall be assignable or subject in any manner to alienation, sale, transfer, claims of creditors, pledge, attachment or encumbrance of any kind.

3.6 The Committee may adopt rules and regulations to assist it in the administration of the Plan.

3.7 The provisions of the Plan will be construed according to the laws of the state of New York.

3.8  Each participant will be entitled to receive a copy of this Plan.

                               AMENDMENT 1
                                 TO THE
                    NIAGARA MOHAWK POWER CORPORATION
                          EXCESS BENEFIT PLAN

This sets forth Amendment 1 to the Niagara Mohawk Power Corporation Excess Benefit Plan, effective as of January 1, 1991 and amended through April 1, 1992 ("Plan"). This Amendment shall be effective as of January 1, 1999.

1. The definition of "Committee" in Section 1.3 of the Plan shall be restated as follows:

    "Committee" means, effective March 17, 1999, the Compensation and Succession Committee of the Board of Directors of Niagara Mohawk Holdings, Inc. which has been given authority to administer this Plan. In no event shall a member of the Committee be entitled to vote or otherwise act with respect to Plan benefits for such member. Prior to March 17, 1999, all references to "Committee" mean the Compensation and Succession Committee of the Board of Directors of Niagara Mohawk Power Corporation.

2. The definition of "Company" in Section 1.4 of the Plan shall be restated as follows:

    "Company" means Niagara Mohawk Holdings, Inc. (effective March 17, 1999), Niagara Mohawk Power Corporation, any subsidiary of Niagara Mohawk Holdings, Inc. that participates in the Savings Plan, and any other separate employer that participates in this Plan with the consent of Niagara Mohawk Holdings, Inc. (each of these employers, as well as any other separate employer that participates in this Plan with the consent of Niagara Mohawk Holdings, Inc. shall hereinafter be referred to as a "Participating Employer"). Notwithstanding the foregoing, the term "Company" means Niagara Mohawk Holdings, Inc for purposes of the administration of the Plan. The term "Company" is being used solely for convenience to make the Plan easier to read, and does not alter the fact that a Participant is employed by the separate Participating Employer from which the Participant regularly receives his paycheck. With respect to any Participant, the term "Company" means such separate Participating Employer.

3. Any reference in the Plan to the "Niagara Mohawk Power Corporation Excess Benefit Plan" shall be changed to the Niagara Mohawk Excess Benefit Plan," and the definition of "Plan" in Section 1.8 of the Plan shall be restated as follows:

    "Plan" means the Niagara Mohawk Excess Benefit Plan, as may be amended from time to time.

4. Wherever, in this Plan, "Niagara Mohawk Power Corporation" appears in the title of any employee benefit plan that was in existence on January 1, 1999 and with respect to which a post-1998 event is being referred to, such title shall be modified by deleting the reference to "Niagara Mohawk Power Corporation" and is inserting in its place a reference to "Niagara Mohawk."

5. Effective March 17, 1999, the fourth sentence of Section 3.1 of the Plan shall be restated as follows:

    The Board of Directors of Niagara Mohawk Holdings, Inc. may, in its sole discretion, terminate, suspend or amend the Plan at any time or from time to time, in whole or in part; provided, however, that no such termination, suspension or amendment shall adversely affect a Participant's rights or benefits accrued under this Plan.

Executed this 17th day of December 1999.

                                              NIAGARA MOHAWK HOLDINGS, INC.



                                          By:  /s/David J. Arrington
                                              -----------------------------
                                              Senior Vice President and
                                              Chief Administrative Officer




                                                                EXHIBIT 11

          NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
    COMPUTATION OF AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING


                                                                                  Average Number
                                                                                  of Shares Out-
                                                                                standing as shown
                                                                                  on Consolidated
                                      (1)            (2)                       Statements of Income
                                    Shares of       Number            (3)        (3 divided by
                                     Common        of Days         Share Days    number of days
Year Ended December 31,              Stock       Outstanding        (2 x 1)         in year)
-----------------------------     -----------    ------------    --------------  ---------------
1999
----
JANUARY 1 - MARCH 18              187,364,863         77         14,427,094,451

MARCH 18 - DECEMBER 31 (Note 1)   187,364,863        288         53,961,080,544

SHARES REPURCHASED BY
   NIAGARA MOHAWK                  10,000,000        (a)            246,683,200
                                  -----------                    --------------
                                  177,364,863                    68,141,491,795    186,689,019
                                  ===========                    ==============    ===========
1998
----
January 1 - December 31           144,419,351        365         52,713,063,115

Shares issued in accordance
   with the MRA Agreement
   June 30                         42,945,512        185          7,944,919,720
                                  -----------                    --------------
                                  187,364,863                    60,657,982,835    166,186,254
                                  ===========                    ==============    ===========
1997
----
January 1 - December 31           144,365,214        365         52,693,303,110

Shares issued at various
   times during the period -
   Acquisition - Syracuse
   Suburban Gas Company, Inc.          54,137        (b)             14,260,096
                                  -----------                    --------------
                                  144,419,351                    52,707,563,206    144,404,283
                                  ===========                    ==============    ===========


(a) Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings' common stock by Niagara Mohawk during the last quarter of 1999. Shares days for the shares repurchased are based on the total number of days each share was repurchased during the year.

(b) Number of days outstanding not shown as shares represent an accumulation of weekly, monthly and quarterly issues throughout the year. Share days for shares issued are based on the total number of days each share was outstanding during the year.

Note 1: On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings. The number of shares of common stock outstanding for 1998 and 1997 is Niagara Mohawk's.

Note 2: Earnings per share calculated on both a basic and diluted basis are the same due to the effects of rounding.

                                                                EXHIBIT 12a

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
      STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES
                            (in thousands of dollars)

                            Year Ended December 31,
                            -----------------------
                                     1999
                               ------------
A.   Net Income (Loss) per
     Statements of Income . .  $   (35,088)
B.   Taxes Based on Income or
     Profits. . . . . . . . .        6,361
                               ------------
C.   Earnings, Before Income
     Taxes. . . . . . . . . .      (28,727)
D.   Fixed Charges (a)             554,973
                               ------------
E.   Earnings Before Income
     Taxes and Fixed Charges.  $   526,246
                               ============
F.   Ratio of Earnings to
     Fixed Charges (E/D). . .         0.95 (b)
                               ============


(a) Includes a portion of rentals deemed representative of the interest factor of $25,673.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $28.7 million.

                                                                EXHIBIT 12b

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

 STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO
          OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                           (in thousands of dollars)

                                                 Year Ended December 31,
                                              -----------------------------
                                      1999       1998      1997       1996       1995
                                  ---------  ----------  ---------  ---------  --------
A.   Net Income (Loss) per
     Statements of Income . .     $ (2,062)  $(120,825)  $183,335   $110,390   $248,036
B.   Taxes Based on Income or
     Profits. . . . . . . . .        6,064     (66,728)   126,595     66,221    159,393
                                  ---------  ----------  ---------  ---------  --------
C.   Earnings, Before Income
     Taxes. . . . . . . . . .        4,002    (187,553)   309,930    176,611    407,429
D.   Fixed Charges (a)             518,165     433,313    304,451    308,323    314,973
                                  ---------   ---------  ---------  ---------  --------
E.   Earnings Before Income
     Taxes and Fixed Charges.      522,167     245,760    614,381    484,934    722,402
                                  =========   =========  =========  =========  ========

  PREFERRED DIVIDEND FACTOR:
F.   Preferred Dividend
     Requirements . . . . . .     $ 36,808   $  36,555   $ 37,397   $ 38,281   $ 39,596
                                  =========  ==========  =========  ========   ========
G.   Ratio of Pre-Tax Income
     to Net Income (C/A). . .        N/A         N/A         1.69      1.60        1.64
H.   Preferred Dividend Factor
     (FxG) . . . . . . . . .      $ 36,808   $  36,555   $ 63,201   $ 61,250   $ 64,937
I.   Fixed Charges . . . . .       518,165     433,313    304,451    308,323    314,973
                                  ---------  ----------  ---------  ---------  --------
J.   Fixed Charges and Preferred
     Dividends Combined . . .     $554,973   $ 469,868   $367,652   $369,573   $379,910
                                  =========  ==========  =========  =========  ========
K.   Ratio of Earnings to
     Fixed Charges (E/D). . .         1.01        0.57(b)    2.02       1.57       2.29
                                  =========  ==========  =========  =========  ========
L. Ratio of Earnings to Fixed
     Charges and Preferred
     Dividends Combined (E/J)         0.94(c)     0.52(c)    1.67       1.31       1.90
                                  =========  ==========  =========  =========  ========

(a) Includes a portion of rentals deemed representative of the interest factor: $25,673, $25,907 for 1998, $26,149 for 1997, $26,600 for 1996,
     and $27,312 for 1995.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $187.6 million.
(c) Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $32.8 million in 1999 and $224.1 million in 1998.

N/A - Not applicable due to net loss displayed in line A.

                                                                 EXHIBIT 21

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                         SUBSIDIARIES OF THE REGISTRANTS

                     NIAGARA MOHAWK HOLDINGS, INC.
                     -----------------------------

Name of Company                           State of Organization
---------------                           ---------------------
Niagara Mohawk Power Corporation          New York

Opinac North America, Inc. (Note 1)       Delaware

                     NIAGARA MOHAWK POWER CORPORATION
                     --------------------------------

Name of Company                             State of Organization
---------------                             ---------------------
NM Uranium, Inc.                            Texas

NM Properties, Inc. (Note 2)                New York

NM Receivables Corp. II                     New York

NM Receivables LLC                          New York

Beebee Island Corporation (Note 3)          New York

Moreau Manufacturing Corporation (Note 3)   New York

Note 1: At December 31, 1999, Opinac North America, Inc.(formerly a subsidiary of Niagara Mohawk Power Corporation) owns Opinac Energy Corporation and Niagara Mohawk Energy, Inc. and an investment in a development stage telecommunications company. Opinac Energy Corporation has portfolio investments and has a 50 percent interest in CNP, which is incorporated in the province of Ontario, Canada. Niagara Mohawk Energy, Inc., an unregulated company, is incorporated in the state of Delaware. Niagara Mohawk Energy, Inc., among other investments, owns Niagara Mohawk Energy Marketing, Inc. (incorporated in the state of Delaware), Niagara Mohawk Energy India Private Limited, New Delhi, 90% of Dolphin Investments International, Inc. (a corporation organized and existing under the laws of Nevis, West Indies).

Note 2: At December 31, 1999, NM Properties, Inc. owns Salmon Shores, Inc.; Moreau Park, Inc.; Riverview, Inc.; Hudson Pointe, Inc.; Upper Hudson Development, Inc.; Land Management & Development, Inc.; Oprop Co., Inc.; Landwest, Inc.; and City and Country Realty, Inc.

Note 3: During 1999, Niagara Mohawk sold its interests in Beebee Island Corporation and Moreau Manufacturing Corporation. Both entities are in the process of being dissolved.

                                                                EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923) and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546) and in the Registration
Statement on Form S-4 (No. 333-49769) of our report dated January 27, 2000 relating to the financial statements and which appears in this form 10-K.
We also consent to the incorporation by reference of our report dated
January 27, 2000 relating to the financial statement schedules, which appears in this form 10-K.





Yours very truly,



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
Syracuse, New York
March 24, 2000

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK HOLDINGS, INC.
        (Registrant)



Date: March 24, 2000

By:   /s/Steven W. Tasker
      -----------------------------
      Steven W. Tasker
      Vice President-Controller and
      Principal Accounting Officer



NIAGARA MOHAWK POWER CORPORATION
          (Registrant)



Date: March 24, 2000

By:   /s/Steven W. Tasker
      -----------------------------
      Steven W. Tasker
      Vice President-Controller and
      Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature                    Title                           Date
---------                    -----                           ----

/s/Salvatore H. Alfiero      Director (1)                    March 23, 2000
--------------------------
Salvatore H. Alfiero



/s/William F. Allyn          Director (1)                    March 23, 2000
--------------------------
William F. Allyn


                             Director,
/s/Albert J. Budney Jr.      President (1)                   March 23, 2000
--------------------------
Albert J. Budney Jr.



/s/Lawrence Burkhardt III    Director (1)                    March 23, 2000
--------------------------
Lawrence Burkhardt III



                             Director (1)
--------------------------
Douglas M. Costle



/s/John H. Dalton            Director (1)                    March 23, 2000
--------------------------
John H. Dalton



                             Director,
                             Chairman of the
                             Board of Directors
                             and Chief Executive
/s/William E. Davis          Officer (2)                     March 23, 2000
--------------------------
William E. Davis



/s/William J. Donlon         Director (1)                    March 23, 2000
--------------------------
William J. Donlon



/s/Anthony H. Gioia          Director (1)                    March 23, 2000
--------------------------
Anthony H. Gioia



/s/Bonnie G. Hill            Director (1)                    March 23, 2000
--------------------------
Bonnie G. Hill



/s/Clark A. Johnson          Director (1)                    March 23, 2000
--------------------------
Clark A. Johnson



/s/Henry A. Panasci Jr.      Director (1)                    March 23, 2000
--------------------------
Henry A. Panasci Jr.



/s/Patti McGill Peterson     Director (1)                    March 23, 2000
--------------------------
Patti McGill Peterson



/s/Donald B. Riefler         Director (1)                    March 23, 2000
--------------------------
Donald B. Riefler



/s/Stephen B. Schwartz       Director (1)                    March 23, 2000
--------------------------
Stephen B. Schwartz



                             Director,
                             Executive Vice President
/s/Darlene D. Kerr           and Chief Operating Officer (3) March 23, 2000
--------------------------
Darlene D. Kerr



                             Senior Vice President
                             and Chief Financial
/s/William F. Edwards        Officer (2)                     March 23, 2000
--------------------------
William F. Edwards



                             Director,
                             Senior Vice President and
/s/John H. Mueller           Chief Nuclear Officer (3)       March 23, 2000
--------------------------
John H. Mueller



                             Vice President-Controller
                             and Principal Accounting
/s/Steven W. Tasker          Officer (2)                     March 23, 2000
--------------------------
Steven W. Tasker



(1)  Signature on behalf of Niagara Mohawk Holdings, Inc.
(2) Signature on behalf of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation
(3)  Signature on behalf of Niagara Mohawk Power Corporation

45