Form 10-Q
period 2000-03-31
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 2000-05-11
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
             (a New York corporation)
             300 Erie Boulevard West
             Syracuse, New York 13202
             Telephone 315.474.1511

1-2987       NIAGARA MOHAWK POWER CORPORATION       15-0265555
             (a New York corporation)
             300 Erie Boulevard West
             Syracuse, New York 13202
             Telephone 315.474.1511

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES [X]          NO [ ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 2000, were as follows:

                                                                    Shares
Registrant                         Title                          Outstanding
---------------------------------- -----------------------------  -----------

Niagara Mohawk Holdings, Inc.      Common Stock, $0.01 par value  172,364,863
Niagara Mohawk Power Corporation   Common Stock, $1.00 par value  187,364,863
                                    (all held by Niagara Mohawk
                                     Holdings, Inc.)

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: Niagara Mohawk Holdings, Inc. ("Holdings") and Niagara Mohawk Power Corporation ("Niagara Mohawk"). Holdings became the holding company for Niagara Mohawk on March 18, 1999. (See Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - "Holding Company Formation"). Except where the context clearly indicates otherwise, any references in this report to "Holdings" includes all subsidiaries of Holdings including Niagara Mohawk. Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

            NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                FORM 10-Q - For the Quarter Ended March 31, 2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

          NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                                GLOSSARY OF TERMS

TERM          DEFINITION
----          ----------

CTC Competitive transition charges: a mechanism established in the Power Choice agreement to recover stranded costs from customers

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

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA Master Restructuring Agreement - a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA           Recoverable costs to terminate, restate or amend IPP Party
regulatory    contracts, which have been deferred and are being amortized and
asset         recovered under the Power Choice agreement

MW            Megawatt:  one million watts

NRC           Nuclear Regulatory Commission

NYISO         New York Independent System Operator

Power Choice  Niagara Mohawk's five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an order dated March 20, 1998, and became effective September 1, 1998

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

Unit 2        Nine Mile Point Nuclear Station Unit No. 2

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                    2000                1999
                                               -------------         ----------
                                                    (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . .  $    924,895         $  864,678
    Gas . . . . . . . . . . . . . . . . . . .       263,599            254,407
    Other . . . . . . . . . . . . . . . . . .           977                 49
                                               -------------        -----------
                                                  1,189,471          1,119,134
                                               -------------        -----------

OPERATING EXPENSES:
    Electricity purchased . . . . . . . . . .       375,055            175,292
    Fuel for electric generation. . . . . . .        13,330             57,094
    Gas purchased . . . . . . . . . . . . . .       156,986            115,258
    Other operation and maintenance expenses.       219,901            206,343
    Amortization of MRA regulatory asset. . .        96,625             96,625
    Depreciation and amortization . . . . . .        77,950             94,816
    Other taxes . . . . . . . . . . . . . . .        78,268            121,858
                                               -------------        -----------
                                                  1,018,115            867,286
                                               -------------        -----------
OPERATING INCOME. . . . . . . . . . . . . . .       171,356            251,848

Other income (deductions) . . . . . . . . . .        (4,918)            (1,403)
                                               -------------        -----------
INCOME BEFORE INTEREST CHARGES. . . . . . . .       166,438            250,445

Interest charges. . . . . . . . . . . . . . .       111,332            130,275
Preferred dividend requirement of subsidiary.         7,904              9,024
                                               -------------        -----------

INCOME BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . .        47,202            111,146

Federal and foreign income taxes. . . . . . .        32,728             60,314
                                               -------------        -----------

NET INCOME (NOTE 1) . . . . . . . . . . . . .  $     14,474         $   50,832
                                               =============        ===========


Average number of shares of common stock
    outstanding (in thousands). . . . . . . .       177,352            187,365

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK . . . . . . . . . .  $       0.08         $     0.27


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,
                                                                  2000       December 31,
                                                                (UNAUDITED)      1999
                                                               ------------  -------------
                                                               (In thousands of dollars)
UTILITY PLANT:
         Electric plant . . . . . . . . . . . . . . . . . . .  $ 7,241,580   $   7,221,762
         Nuclear fuel . . . . . . . . . . . . . . . . . . . .      647,244         630,321
         Gas plant. . . . . . . . . . . . . . . . . . . . . .    1,272,891       1,263,168
         Common plant . . . . . . . . . . . . . . . . . . . .      371,746         364,718
         Construction work in progress. . . . . . . . . . . .      308,686         312,322
                                                               -----------   -------------
                                  Total utility plant . . . .    9,842,147       9,792,291
         Less - Accumulated depreciation and amortization . .    3,979,146       3,904,049
                                                               -----------   -------------
                                  Net utility plant . . . . .    5,863,001       5,888,242
                                                               -----------   -------------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .      456,498         484,735
                                                               -----------   -------------

CURRENT ASSETS:
         Cash, including temporary cash investments
               of $248,098 and $90,029, respectively. . . . .      294,222         116,164
         Funds held for the repurchase of common stock. . . .        8,160               -
         Accounts receivable (less allowance for doubtful
               accounts of $67,900 and $61,400, respectively)      439,991         373,510
         Materials and supplies, at average cost:
               Oil for production of electricity. . . . . . .       10,005           9,263
               Gas storage. . . . . . . . . . . . . . . . . .        6,941          39,166
               Other. . . . . . . . . . . . . . . . . . . . .       89,152          90,605
         Prepaid taxes. . . . . . . . . . . . . . . . . . . .       61,757          21,489
         Other. . . . . . . . . . . . . . . . . . . . . . . .       16,833          24,042
                                                               -----------   -------------
                                                                   927,061         674,239
                                                               -----------   -------------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset. . . . . . . . . . . . . . . .    3,596,543       3,686,019
          Swap contracts regulatory asset . . . . . . . . . .      467,032         505,723
          Regulatory tax asset. . . . . . . . . . . . . . . .      483,546         483,546
          IPP buyout costs. . . . . . . . . . . . . . . . . .      253,911         260,873
          Deferred environmental restoration costs (Note 2) .      240,000         240,000
          Deferred loss on sale of assets . . . . . . . . . .      136,517         135,229
          Postretirement benefits other than pensions . . . .       47,997          48,937
          Unamortized debt expense. . . . . . . . . . . . . .       43,584          44,903
          Other . . . . . . . . . . . . . . . . . . . . . . .      100,838         112,556
                                                               -----------   -------------
                                                                 5,369,968       5,517,786
                                                               -----------   -------------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .       97,133         105,433
                                                               -----------   -------------

                                                               $12,713,661   $  12,670,435
                                                               ===========   =============


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,
                                                                                  2000       December 31,
                                                                              (UNAUDITED)        1999
                                                                              ------------  --------------
                                                                                (In thousands of dollars)
CAPITALIZATION (NOTE 1):
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $0.01 par value; authorized 300,000,000 shares;
                issued 187,364,863 shares; outstanding 176,630,863 and
                177,364,863 shares, respectively . . . . . . . . . . . . . .  $     1,874   $       1,874
             Treasury stock, at cost, 10,734,000 and 10,000,000
                 shares, respectively. . . . . . . . . . . . . . . . . . . .     (166,748)       (157,167)
             Capital stock premium and expense . . . . . . . . . . . . . . .    2,546,815       2,546,630
             Accumulated other comprehensive income. . . . . . . . . . . . .      (26,328)        (26,200)
             Retained earnings . . . . . . . . . . . . . . . . . . . . . . .      625,426         610,952
                                                                              ------------  --------------
                                                                                2,981,039       2,976,089
    PREFERRED STOCK OF SUBSIDIARY:
             Not subject to mandatory redemption . . . . . . . . . . . . . .      440,000         440,000
             Subject to mandatory redemption . . . . . . . . . . . . . . . .       61,370          61,370
    LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,842,580       5,042,588
                                                                              ------------  --------------
             TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . . .    8,324,989       8,520,047
                                                                              ------------  --------------

CURRENT LIABILITIES:
         Long-term debt due within one year. . . . . . . . . . . . . . . . .      820,338         613,740
         Sinking fund requirements on redeemable preferred
             stock of subsidiary . . . . . . . . . . . . . . . . . . . . . .        7,620           7,620
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      236,295         288,223
         Payable on outstanding bank checks. . . . . . . . . . . . . . . . .       15,982          22,067
         Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . .       16,659          15,255
         Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,689           1,408
         Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .      131,838          67,593
         Accrued vacation pay. . . . . . . . . . . . . . . . . . . . . . . .       35,184          35,334
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,202          67,068
                                                                              ------------  --------------
                                                                                1,351,807       1,118,308
                                                                              ------------  --------------

REGULATORY AND OTHER LIABILITIES (NOTE3):
         Accumulated deferred income taxes . . . . . . . . . . . . . . . . .    1,599,976       1,568,957
         Liability for swap contracts. . . . . . . . . . . . . . . . . . . .      623,810         663,718
         Employee pension and other benefits . . . . . . . . . . . . . . . .      225,546         226,223
         Unbilled gas revenues . . . . . . . . . . . . . . . . . . . . . . .       17,352          14,552
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      330,181         318,630
                                                                              ------------  --------------
                                                                                2,796,865       2,792,080
                                                                              ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration. . . . . . . . . . . . . .      240,000         240,000
                                                                              ------------  --------------
                                                                              $12,713,661   $  12,670,435
                                                                              ============  ==============

The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                             2000         1999
                                                                                        -----------   -----------
                                                                                         (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    14,474   $  50,832
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       77,950      94,816
                  Amortization of MRA regulatory asset . . . . . . . . . . . . . . . .       96,625      96,625
                  Amortization of nuclear fuel . . . . . . . . . . . . . . . . . . . .        6,932       9,182
                  Provision for deferred income taxes. . . . . . . . . . . . . . . . .       31,019      36,357
                  Net accounts receivable (net of changes in accounts receivable sold)      (63,681)   (176,668)
                  Materials and supplies . . . . . . . . . . . . . . . . . . . . . . .       32,355      41,444
                  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .      (45,407)    (53,394)
                  Accrued interest and taxes . . . . . . . . . . . . . . . . . . . . .       87,526      72,294
                  MRA regulatory asset . . . . . . . . . . . . . . . . . . . . . . . .         (426)     (7,534)
                  Deferral of MRA interest rate savings. . . . . . . . . . . . . . . .        5,417       8,056
                  Refundable federal income taxes. . . . . . . . . . . . . . . . . . .            -     130,411
                  Change in IPP buyout costs regulatory asset. . . . . . . . . . . . .        6,962       2,254
                  Changes in other assets and liabilities. . . . . . . . . . . . . . .       (6,327)    (26,358)
                                                                                        ------------  ----------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . .      243,419     278,317
                                                                                        ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction additions . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (39,156)    (45,315)
        Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,923)    (23,524)
                                                                                        ------------  ----------
        Acquisition of utility plant . . . . . . . . . . . . . . . . . . . . . . . . .      (56,079)    (68,839)
        Materials and supplies related to construction . . . . . . . . . . . . . . . .          581       1,568
        Accounts payable and accrued expenses related to construction. . . . . . . . .      (11,352)    (13,349)
        Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,434      58,074
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,266)      1,065
                                                                                        ------------  ----------
                           NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . .      (44,682)    (21,481)
                                                                                        ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Funds held for the repurchase of common stock. . . . . . . . . . . . . . . . .       (8,160)          -
        Reductions in long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       (3,403)          -
        Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,581)          -
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          465         (24)
                                                                                        ------------  ----------
                           NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . .      (20,679)        (24)
                                                                                        ------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      178,058     256,812
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      116,164     172,998
                                                                                        ------------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   294,222   $ 429,810
                                                                                        ============  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,970   $  95,485
        Income taxes paid (refunded) . . . . . . . . . . . . . . . . . . . . . . . . .  $      (130)  $(134,999)

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
On March 18, 1999, Holdings issued 187,364,873 shares of common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                    2000                 1999
                                               -------------         -----------
                                                   (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . .  $    823,672          $  849,746
    Gas . . . . . . . . . . . . . . . . . . .       245,107             246,275
                                               -------------         -----------
                                                  1,068,779           1,096,021
                                               -------------         -----------

OPERATING EXPENSES:
    Electricity purchased . . . . . . . . . .       279,890             160,965
    Fuel for electric generation. . . . . . .        13,330              57,094
    Gas purchased . . . . . . . . . . . . . .       138,432             107,346
    Other operation and maintenance expenses.       214,689             203,292
    Amortization of MRA regulatory asset. . .        96,625              96,625
    Depreciation and amortization . . . . . .        77,832              94,692
    Other taxes . . . . . . . . . . . . . . .        77,263             121,723
                                               -------------         -----------
                                                    898,061             841,737
                                               -------------         -----------
OPERATING INCOME. . . . . . . . . . . . . . .       170,718             254,284

Other income (deductions) . . . . . . . . . .        (7,365)             (3,839)
                                               -------------         -----------
INCOME BEFORE INTEREST CHARGES. . . . . . . .       163,353             250,445

Interest charges. . . . . . . . . . . . . . .       111,332             130,275
                                               -------------         -----------
INCOME BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . .        52,021             120,170

Federal and foreign income taxes. . . . . . .        31,188              60,314
                                               -------------         -----------
NET INCOME (NOTE 1) . . . . . . . . . . . . .        20,833              59,856

Dividends on preferred stock. . . . . . . . .         7,904               9,024
                                               -------------         -----------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . .  $     12,929          $   50,832
                                               =============         ===========


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,
                                                                  2000        December 31,
                                                               (UNAUDITED)       1999
                                                               -----------   -------------
                                                               (In thousands of dollars)
UTILITY PLANT:
         Electric plant . . . . . . . . . . . . . . . . . . .  $ 7,241,580   $   7,221,762
         Nuclear fuel . . . . . . . . . . . . . . . . . . . .      647,244         630,321
         Gas plant. . . . . . . . . . . . . . . . . . . . . .    1,272,891       1,263,168
         Common plant . . . . . . . . . . . . . . . . . . . .      371,746         364,718
         Construction work in progress. . . . . . . . . . . .      308,686         312,322
                                                               -----------   -------------
                                  Total utility plant . . . .    9,842,147       9,792,291
         Less - Accumulated depreciation and amortization . .    3,979,146       3,904,049
                                                               -----------   -------------
                                  Net utility plant . . . . .    5,863,001       5,888,242
                                                               -----------   -------------
OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . . .      357,549         349,718
                                                               -----------   -------------
CURRENT ASSETS:
         Cash, including temporary cash investments
               of $159,606 and $58,276, respectively. . . . .      190,236          72,479
         Funds held for repurchase of Holdings' common stock.        8,160               -
         Accounts receivable (less allowance for doubtful
               accounts of $65,800 and $59,400, respectively)      388,681         331,222
         Materials and supplies, at average cost:
               Oil for production of electricity. . . . . . .       10,005           9,263
               Gas storage. . . . . . . . . . . . . . . . . .        6,833          38,252
               Other. . . . . . . . . . . . . . . . . . . . .       89,152          90,605
         Prepaid taxes. . . . . . . . . . . . . . . . . . . .       61,757          21,489
         Other. . . . . . . . . . . . . . . . . . . . . . . .       14,744          22,668
                                                               -----------   -------------
                                                                   769,568         585,978
                                                               -----------   -------------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset. . . . . . . . . . . . . . . .    3,596,543       3,686,019
          Swap contracts regulatory asset . . . . . . . . . .      467,032         505,723
          Regulatory tax asset. . . . . . . . . . . . . . . .      483,546         483,546
          IPP buyout costs. . . . . . . . . . . . . . . . . .      253,911         260,873
          Deferred environmental restoration costs (Note 2) .      240,000         240,000
          Deferred loss on sale of assets . . . . . . . . . .      136,517         135,229
          Postretirement benefits other than pensions . . . .       47,997          48,937
          Unamortized debt expense. . . . . . . . . . . . . .       43,584          44,903
          Other . . . . . . . . . . . . . . . . . . . . . . .      100,838         112,556
                                                               -----------   -------------
                                                                 5,369,968       5,517,786
                                                               -----------   -------------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .       96,433         103,884
                                                               -----------   -------------
                                                               $12,456,519   $  12,445,608
                                                               ===========   =============


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 31,
                                                                                   2000       December 31,
                                                                               (UNAUDITED)        1999
                                                                               ------------  --------------
                                                                                 (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $1 par value; authorized 250,000,000 shares;
                   issued and outstanding 187,364,863 shares. . . . . . . . .  $   187,365   $     187,365
             Repurchase of Holdings' common stock, at cost. . . . . . . . . .     (166,748)       (157,167)
             Capital stock premium and expense. . . . . . . . . . . . . . . .    2,361,324       2,361,139
             Accumulated other comprehensive income . . . . . . . . . . . . .       (4,873)         (5,153)
             Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .      375,784         398,987
                                                                               ------------  --------------
                                                                                 2,752,852       2,785,171
                                                                               ------------  --------------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 2,100,000 shares.      210,000         210,000
             Redeemable (mandatorily redeemable), issued 186,000 shares . . .       16,800          16,800
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 6,200,000 shares.      230,000         230,000
             Redeemable (mandatorily redeemable), issued 2,015,602 shares . .       44,570          44,570
                                                                               ------------  --------------
                                                                                   501,370         501,370
                                                                               ------------  --------------
   LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,842,580       5,042,588
                                                                               ------------  --------------
             TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . .    8,096,802       8,329,129
                                                                               ------------  --------------
CURRENT LIABILITIES:
         Long-term debt due within one year . . . . . . . . . . . . . . . . .      820,338         613,740
         Sinking fund requirements on redeemable preferred stock. . . . . . .        7,620           7,620
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      197,911         244,031
         Payable on outstanding bank checks . . . . . . . . . . . . . . . . .       15,982          22,067
         Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . .       16,659          15,255
         Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,647           6,246
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .      131,838          67,593
         Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . .       35,184          35,334
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,321          66,160
                                                                               ------------  --------------
                                                                                 1,316,500       1,078,046
                                                                               ------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE3):
         Accumulated deferred income taxes. . . . . . . . . . . . . . . . . .    1,606,353       1,575,335
         Liability for swap contracts . . . . . . . . . . . . . . . . . . . .      623,810         663,718
         Employee pension and other benefits. . . . . . . . . . . . . . . . .      225,546         226,223
         Unbilled gas revenues. . . . . . . . . . . . . . . . . . . . . . . .       17,352          14,552
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      330,156         318,605
                                                                               ------------  --------------
                                                                                 2,803,217       2,798,433
                                                                               ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration . . . . . . . . . . . . . .      240,000         240,000
                                                                               ------------  --------------
                                                                               $12,456,519   $  12,445,608
                                                                               ============  ==============


The accompanying notes are in integral part of these financial statements.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH
                                      (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                 2000           1999
                                                                             -----------  ----------
                                                                            (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   20,833   $  59,856
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       77,832      94,692
      Amortization of MRA regulatory asset . . . . . . . . . . . . . . . .       96,625      96,625
      Amortization of nuclear fuel . . . . . . . . . . . . . . . . . . . .        6,932       9,182
      Provision for deferred income taxes. . . . . . . . . . . . . . . . .       31,018      36,357
      Net accounts receivable (net of changes in accounts receivable sold)      (54,659)   (176,668)
      Materials and supplies . . . . . . . . . . . . . . . . . . . . . . .       31,549      41,444
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . .      (40,761)    (53,394)
      Accrued interest and taxes . . . . . . . . . . . . . . . . . . . . .       87,646      72,294
      MRA regulatory asset . . . . . . . . . . . . . . . . . . . . . . . .         (426)     (7,534)
      Deferral of MRA interest rate savings. . . . . . . . . . . . . . . .        5,417       8,056
      Refundable federal income taxes. . . . . . . . . . . . . . . . . . .            -     130,411
      Changes in IPP buyout costs regulatory asset . . . . . . . . . . . .        6,962       2,254
      Changes in other assets and liabilities. . . . . . . . . . . . . . .       (7,434)    (26,358)
                                                                             -----------  ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . .             261,534     287,217
                                                                             -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions . . . . . . . . . . . . . . . . . . . . . . . . .      (39,156)    (45,315)
  Nuclear fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,923)    (23,524)
                                                                             -----------  ----------
  Acquisition of utility plant . . . . . . . . . . . . . . . . . . . . . .      (56,079)    (68,839)
  Materials and supplies related to construction . . . . . . . . . . . . .          581       1,568
  Accounts payable and accrued expenses related to construction. . . . . .      (10,190)    (13,349)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,634)     58,074
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,740)      1,189
                                                                             -----------  ----------
        NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . . . .      (79,062)    (21,357)
                                                                             -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock dividend paid to Holdings . . . . . . . . . . . . . . . . .      (36,132)          -
  Funds held for the repurchase of Holdings' common stock. . . . . . . . .       (8,160)          -
  Repurchase of Holdings' common stock . . . . . . . . . . . . . . . . . .       (9,581)          -
  Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . .       (7,904)     (9,024)
  Corporate restructuring to establish holding company . . . . . . . . . .            -     (89,618)
  Reduction in long-term debt. . . . . . . . . . . . . . . . . . . . . . .       (3,403)          -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          465         (24)
                                                                             -----------  ----------
        NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . .             (64,715)    (98,666)
                                                                             -----------  ----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,757     167,194
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .       72,479     172,998
                                                                             -----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  190,236   $ 340,192
                                                                             ===========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   35,970   $  95,485
        Income taxes paid (refunded) . . . . . . . . . . . . . . . . . . . . $     (772)  $(134,999)

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

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOLDING COMPANY FORMATION: On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk.

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet. The dividend completed the holding company structure, with Holdings owning 100 percent of the common stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 98 percent of the assets and 90 percent of the revenues of Holdings. Opinac and its subsidiaries consist of an energy marketing company and have investments in energy related services businesses, a developmental stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology.

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

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Holdings and Niagara Mohawk's combined 1999 Annual Report on Form 10-K.

Niagara Mohawk's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 2000 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the period subsequent to Power Choice will depend on the outcome of the regulatory process to set prices at that time. However, operating cash flows have substantially improved. The closing on the sale of the fossil and hydro generation assets at various times during 1999 has also affected the comparability of the financial statements. See Note 3 for a further discussion of the sales.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition, and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk's preferred dividends and reported net income or loss. Total comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                         Three Months Ended
                              March 31,
Company:                2000          1999
---------------  -------------------  -----
                           (in millions)
Holdings                $14.3         $46.9
Niagara Mohawk           21.1          55.9

NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2001. Niagara Mohawk has identified swap contracts, entered into as part of the MRA and generation asset sales agreements, as derivative instruments and has recorded a liability at fair value under SFAS No. 80, "Accounting for Futures Contracts." The swap contracts qualify as hedges of future purchase commitments and are expected to continue to qualify as hedges under SFAS No. 133. The financial agreement entered into as part of the sale of the Albany oil and gas-fired generation plant will be a derivative instrument as defined by SFAS No. 133 and will be recorded upon the closing of the sale.

The FASB recently issued an Exposure Draft that included several amendments to SFAS No. 133 which would limit the types and number of transactions to which the accounting required by SFAS No. 133 would be applied. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other contractual obligations.

HOLDINGS' COMMON STOCK: During 1999, the PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings' common stock through December 31, 1999 for $167 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to five million shares of Holdings' common stock. The agent incurred approximately $77.7 million for the 5 million shares. During the first quarter of 2000, Niagara Mohawk placed approximately $8.2 million on deposit as collateral for the purchases, in accordance with the provisions of the agreement. At any time prior to the expiration (October 1, 2000) of the agreement, Niagara Mohawk can repurchase the common stock from the agent and is required to reimburse the agent (in stock and/or cash) for the costs incurred to buy the stock plus a carrying charge. Niagara Mohawk has not repurchased the shares from the agent as of March 31, 2000. The 5 million shares remain in the number of shares outstanding in computing Holdings' earnings per share at March 31, 2000.

Niagara Mohawk purchased 734,000 additional shares for approximately $9.6 million during the first quarter of 2000. Niagara Mohawk has subsequently purchased 4,989,000 additional shares for approximately $68.9 million during April and through May 10, 2000.

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

Niagara Mohawk is currently aware of 164 sites with which it may be associated, including 86 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $240 million, which is reflected in both Niagara Mohawk's and Holdings' Consolidated Balance Sheets at March 31, 2000 and December 31, 1999. The potential high end of the range is presently estimated at approximately $480 million, including approximately $245 million in the unlikely event Niagara Mohawk is required to assume 100 percent responsibility at non-owned sites. The probabilistic method was used to determine the amount to be accrued for 24 of Niagara Mohawk's largest sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. Power Choice and the gas rate settlements provide for the continued application of deferral accounting for expense recognition resulting from this effort. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

In November 1999, Niagara Mohawk submitted a revised feasibility study to the DEC, which included the land-based portions of Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates and recommends a selected remedial alternative. This range consists of a high end of $70 million, with an expected value calculation of $49 million, which is included in the amounts accrued at March 31, 2000 and December 31, 1999. The New York State Department of Environmental Conservation ("DEC") approved this feasibility study in January 2000 and is expected to prepare and issue a Proposed Remedial Action Plan ("PRAP") in the summer or fall of 2000. The surface water-based portions of Niagara Mohawk's Harbor Point site are subject to continuing feasibility study evaluations and review by the DEC. The DEC has indicated that it plans to issue a PRAP on the Utica Harbor/Barge Canal portion of the site in the summer of 2000. Niagara Mohawk currently estimates the range of costs for remediation of the surface water bodies to consist of a high end of $18 million, with an expected value of $11 million. The ranges for the land-based and the surface water bodies portions represent the total estimated costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

In May 1995, Niagara Mohawk filed a complaint pursuant to applicable federal and New York State law in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk's claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. Niagara Mohawk is engaged in settlement negotiations with the various parties and in the event the case does not settle, Niagara Mohawk expects the matter will go to trial later in the year.
As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk's share of the costs to remediate the Harbor Point and surrounding sites.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.4 billion at March 31, 2000. These regulatory assets are probable of recovery.

MRA REGULATORY ASSET: Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the costs to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk's rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

SWAP CONTRACT REGULATORY ASSET: The swap contract regulatory asset represents the expected future recovery of the swap contract liability. The swap contract liability is the difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired generation plants. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining term of the swaps through June 2003. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts. Upon the closing of the sale of the Albany oil and gas-fired generation plant, Niagara Mohawk will record a swap contract regulatory asset and corresponding liability in connection with the financial agreement signed as part of the sale.

DEFERRED LOSS ON THE SALE OF ASSETS: Power Choice requires Niagara Mohawk to divest its portfolio of fossil and hydro generation assets. During 1999, Niagara Mohawk completed the sale of its hydroelectric generation plants, its coal-fired generation plants and its Oswego oil and gas-fired plant for $860 million. These assets had a combined net book value of approximately $957 million (including materials, supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of approximately $27 million, primarily due to a lower amount of fuel being delivered to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement.

Niagara Mohawk also announced during 1999, an agreement to sell its Albany oil and gas-fired plant to PSEG Power LLC ("PSEG") for $47.5 million. The sale of the Albany plant is expected to be completed in the second quarter of 2000. The Albany plant has a net book value of approximately $30.6 million (including materials, supplies and fuel) as of March 31, 2000. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant and the redevelopment is in service by July 1, 2003. The agreement with PSEG includes a "Post Closing Property Tax Adjustment" to be settled on the first ten anniversaries of the closing date. If actual annual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which should approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. No amount has been reflected in the anticipated proceeds from the sale of Albany for the redevelopment fee or the post closing property tax adjustment.

The sale of the Roseton Steam Station, of which Niagara Mohawk owns 25 percent, is being pursued by Central Hudson Gas & Electric Corporation ("Central Hudson"). Although Central Hudson has stated that it expects to sell this plant by early 2001, to assure divestiture of this asset, Niagara Mohawk entered into an agreement with Central Hudson, subject to regulatory approval, to sell its interest in the plant to Central Hudson at approximately net book value by no later than January 1, 2003. Niagara Mohawk's share of the plant has a net book value of approximately $40.6 million (which includes materials, supplies and fuel) as of March 31, 2000.

The Power Choice agreement provides for deferral and future recovery of net losses, if any, resulting from the sale of the fossil and hydro generation asset portfolio. As of March 31, 2000, Niagara Mohawk has recorded a regulatory asset of $136.5 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plant at Oswego, which includes $3.1 million in employee-related severance costs. The net loss is included in Niagara Mohawk's balance sheet as "Deferred Loss on Sale of Assets." In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, the accounting treatment relating to the hydro PPAs, the amount of severance and other costs and the outcome of the sale of the remaining fossil assets. Niagara Mohawk has petitioned the PSC to defer, as part of the regulatory asset associated with the sale of the fossil and hydro generation assets, the amount by which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. After all the fossil and hydro sales transactions have been completed, Niagara Mohawk estimates that it will have a net loss (stranded costs) of approximately $150 million, including an estimate of the future deferrable hydro payments. Niagara Mohawk is required to submit to the PSC a final accounting of the costs and proceeds from the sale of its assets shortly after completion of the final sale. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has earned an incentive as provided for in Power Choice of $9.0 million based on the asset sales concluded in 1999, which is reflected in income in 1999 and is recorded as an other regulatory asset in the Consolidated Balance Sheets. An additional incentive is expected to be earned upon the completion of the remaining assets sales of approximately $6.0 million. Niagara Mohawk will begin recovery of the incentive in 2001, over a period not to exceed five years.

On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen"), a joint venture of PECO Energy Company and British Energy, for approximately $135 million. Along with the asset purchase agreement, Niagara Mohawk also signed PPAs with AmerGen to purchase energy and capacity at negotiated prices. New York State Electric and Gas Corporation ("NYSEG") was also a party to the agreement and agreed to sell its 18 percent share of Unit 2 to AmerGen. The sale to AmerGen was subject to a previously existing agreement among the five co-owners of Unit 2 that gives the co-owners the right to match a third-party purchase offer made for any share of the plant. On December 21, 1999, RG&E, a 14 percent co-owner, submitted a notice stating it would match the AmerGen agreement. The sale agreement was subject to regulatory approval and was contingent upon recovery of stranded costs, which were estimated to be in the range of $1,800 to $1,850 million.

Niagara Mohawk originally requested PSC approval by December 1999 and filed an application with the NRC to transfer the licenses to AmerGen. On January 26, 2000, the PSC Staff informed the Administrative Law Judge ("ALJ") and all parties, including Niagara Mohawk, that they believed the terms of the proposed nuclear sale were not in the public interest. On April 25, 2000, the PSC deemed Niagara Mohawk's and NYSEG's petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. The PSC's April 25, 2000 Order, contains the following three key observations:

(1) the separation of generation from transmission and distribution is consistent with the PSC's policy of supporting competition in the wholesale generation market;
(2) the sale by the utilities at current market values would constitute appropriate mitigation of stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover remaining stranded costs; and
(3) the PSC would resolve the ratemaking treatment of any sale by following the principles established in the utilities' competitive opportunities/ restructuring orders and examining reduced utility risks.

As a result, on May 11, 2000, Niagara Mohawk, NYSEG and AmerGen terminated
their agreement in contemplation of such a competitive process.   Niagara Mohawk
cannot predict the outcome of this process, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because the competitive process is not yet defined and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of the their useful lives.

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to whether the PSC will approve any sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of March 31, 2000. Under this assumption, the nuclear generating plants are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until sale, expected cash proceeds from the sale of the assets, less amounts required to pre-fund the nuclear decommissioning trust funds.

At March 31, 2000, the net book value of Niagara Mohawk's nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.6 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear-related assets of approximately $0.5 billion. These assets include the decommissioning trusts and regulatory assets, primarily related to the flow-through to customers of prior income tax benefits.

SFAS NO. 71 AND OTHER ACCOUNTING MATTERS: The EITF of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No.
71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service over the next ten years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk's reported financial condition and results of operations and adversely affect Niagara Mohawk's, and therefore Holdings' ability to pay dividends.

Under Power Choice, Niagara Mohawk's remaining electric business (electric transmission, distribution and nuclear business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk's IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, will continue to be the obligations of the regulated business.

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98 percent of total assets and 90 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk is in the process of selling its remaining fossil and nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

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


                                            (In thousands of dollars)
For the three months ended         Total            Economic       Identifiable
March 31,                        Revenues         Value Added         Assets
--------------------------  ----------------     -------------    --------------
             2000
             ----
REGULATED. . . . . . . . .  $     1,068,779      $   (126,152)    $  12,456,519
OTHER. . . . . . . . . . .          120,748            (6,058)          257,142
ELIMINATIONS . . . . . . .              (56)                -                 -
                            ----------------     -------------    --------------
      TOTAL CONSOLIDATED .  $     1,189,471      $   (132,210)    $  12,713,661
==========================  ================     =============    ==============

             1999
             ----
Regulated. . . . . . . . .  $     1,096,021      $   (130,805)    $  13,803,479
Other. . . . . . . . . . .           23,385            (7,878)          123,418
Eliminations . . . . . . .             (272)                -              (343)
                            ----------------     -------------    --------------
      Total Consolidated .  $     1,119,134      $   (138,683)    $  13,926,554
==========================  ================     =============    ==============


EVA( is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months ending March 31, 2000 and 1999, an adjustment is made to include the recognition of the liability for remaining future over-market contracts with IPPs and the corresponding recognition of imputed interest on that liability.

EVA( is further segmented between EVA( from Operations and EVA( related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA( to total consolidated net income for the three months ended March 31, 2000 and 1999 is as follows:


                                        THREE MONTHS ENDED MARCH 31,
(in thousands of dollars)                  2000              1999
-------------------------------------  -----------        ----------
Economic Value Added:
    Operations. . . . . . . . . . . .  $  (32,619)        $ (11,221)
    IPP - Related . . . . . . . . . .     (99,591)         (127,462)
                                       -----------        ----------
Total Economic Value Added. . . . . .    (132,210)         (138,683)
Charge for Use of Investor's Capital.     236,971           299,414
Adjustments for Significant Items . .     (10,200)          (14,634)
Interest Charges (net of taxes) . . .     (72,183)          (86,241)
Niagara Mohawk Preferred Dividends. .      (7,904)           (9,024)
                                       -----------        ----------
   Consolidated Net Income (Loss) . .  $   14,474         $  50,832
                                       ===========        ==========


EVA( is a registered trademark of Stern Stewart & Co.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc.'s and Niagara Mohawk Power Corporation's independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of March 31, 2000 and 1999, and the related unaudited consolidated statements of income and of cash flows for the three-month periods ended March 31, 2000 and 1999, and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of March 31, 2000 and 1999, and the related unaudited Consolidated Statements of Income and of cash flows for the three-month periods ended March 31, 2000 and 1999. The report of PricewaterhouseCoopers LLP dated May 11, 2000, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. PricewaterhouseCoopers LLP's report does not express an opinion on the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of March 31, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and 1999, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.'s management and Niagara Mohawk Power Corporation's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of December 31, 1999, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
Syracuse, New York
May 11, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings and Niagara Mohawk's cash flow upon the implementation of the MRA and Power Choice, the timing and outcome of the proposed future sale of Niagara Mohawk's remaining fossil and nuclear generation assets, the planned repayment of debt, the timing of the reversal of the increased gas costs as a result of the gas costs adjustment mechanism, the outcome of rate and reconciliation issues with the NYISO, the effects of Niagara Mohawk's transition to a new customer service system, and the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's proposed sale of its remaining generation assets, the effects of transition to a new customer service system, including efforts made by Niagara Mohawk to collect from customers, and the economic conditions of Niagara Mohawk's service territory.

            RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

POWER CHOICE: The PSC approved Niagara Mohawk's Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk's future structure in the regulated electric business.

The Power Choice agreement established a five-year rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions. The reduction in prices includes certain savings that result from approved reductions of the GRT. Industrial customers are currently receiving average reductions of 25 percent relative to 1995 tariffs; this decrease includes discounts currently offered to some industrial customers through optional and flexible rate programs. As part of Power Choice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

Effective August 1, 1999, all of Niagara Mohawk's customers were able to choose their electricity supplier. As of March 31, 2000, 8,023 (5.12 percent) of Niagara Mohawk's commercial and industrial customers or approximately 19.94 percent of eligible load, and 5,176 (0.37 percent) residential customers or approximately 0.43 percent of eligible load, have chosen an electricity supplier other than Niagara Mohawk. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who are unable or unwilling to obtain an alternative electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under Power Choice, will continue to charge the customer for delivery of the energy and for a non-bypassable CTC charge. Niagara Mohawk will also give a credit to the customer for any services provided by the alternative energy supplier that were provided by Niagara Mohawk in the past. On March 21, 2000, the PSC issued an order instituting a "Proceeding on Motion of the Commission Regarding Provider of Last Resort Responsibilities, the Role of Utilities in Competitive Energy Markets, and Fostering the Development of Retail Competitive Opportunities." Niagara Mohawk will actively participate in this proceeding, which will consider the future state of the gas and electric industries in New York State and the role of the regulated utilities.

GENERATION ASSET SALES: In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk's plan to divest all of its fossil and hydro generation assets, which is a key component in its Power Choice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro assets and its oil and gas-fired plant at Oswego. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PowerChoice and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales" for discussion of the sales completed during 1999. During 1999, Niagara Mohawk also announced an agreement to sell its oil and gas-fired plant at Albany. The sale of the Albany plant is expected to be completed during the second quarter of 2000. Niagara Mohawk also entered into an agreement during 1999 with Central Hudson to sell its interest in the plant to Central Hudson. See Item 1. Financial Statements - Note 3. - Rate and Regulatory Issues and Contingencies for a discussion of the Albany sale, the agreement with Central Hudson, and the regulatory treatment of the fossil and hydro generation asset sales.

In connection with the pending sale of the Albany plant, Niagara Mohawk has entered into a contract with the new owner that is intended to compensate PSEG in the near term for the costs of running the plant. The contract is a financial agreement with an exchange of payments that are based on the market price of energy and expires on September 30, 2003. No actual energy will be delivered to Niagara Mohawk, but a quantity of energy, referred to as the call amount, is used to calculate the payment. The call amount is capped each year and totals 1,300 GWh for the life of the contract. The contract is a derivative instrument and will be recorded as a financial agreement at the time of the closing on the sale. Each month, Niagara Mohawk will pay PSEG a fixed monthly charge plus the call amount times a contract price. The contract price approximates the cost of fuel for the plant and will fluctuate as fuel prices change. PSEG will pay Niagara Mohawk the same call amount times the current market price for energy. This market price will be determined by the NYISO. Niagara Mohawk has the sole option, within certain limits stated in the contract, to decide what the call amount will be. This combination of a swap with one party having an option is called a swaption. If the market price is expected to be higher than the contract price, Niagara Mohawk would likely exercise the option, elect a call amount, and PSEG will make a swap payment to Niagara Mohawk. If the market price is expected to be below the contract price, Niagara Mohawk would not likely choose to name a call amount, in which case Niagara Mohawk would only be required to make the fixed monthly payment. For Niagara Mohawk, this contract will serve as a hedge against rising energy prices. Niagara Mohawk expects to account for this contract as a hedge of future purchase commitments upon the closing of the sale, expected to occur in the second quarter of 2000. The costs associated with the Albany contract are recoverable under Niagara Mohawk's Power Choice rates.

The Power Choice agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of Power Choice. On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear generation assets to AmerGen. NYSEG was also a party to the agreement and agreed to sell its share of Unit 2 to AmerGen. The sale to AmerGen was subject to a previously existing agreement among the five co-owners of Unit 2 that gives the co-owners the right to match a third-party purchase offer. On December 21, 1999, RG&E, a 14 percent co-owner of Unit 2, submitted a notice stating it would match the AmerGen offer. On January 26, 2000, the PSC Staff had informed the ALJ and all parties, including Niagara Mohawk, that they believed the terms of the proposed nuclear sale were not in the public interest. On April 25, 2000, the PSC deemed Niagara Mohawk's and NYSEG's petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. The PSC's April 25, 2000 Order, contains the following three key observations:

(1) the separation of generation from transmission and distribution is consistent with the PSC's policy of supporting competition in the wholesale generation market;
(2) the sale by the utilities at current market values would constitute appropriate mitigation of stranded costs and would establish a basis for the PSC to further consider the extent of the utilities' ability to recover remaining stranded costs; and
(3) the PSC would resolve the ratemaking treatment of any sale by following the principles established in the utilities' competitive opportunities/restructuring orders and examining reduced utility risks.

As a result, on May 11, 2000, Niagara Mohawk, NYSEG and AmerGen terminated their agreement in contemplation of such a competitive process. Niagara Mohawk cannot predict the outcome of this process, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because the competitive process is not yet defined and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of the their useful lives.

For a further discussion regarding the details of the nuclear sale agreement, the status of the sale and the treatment under Power Choice in the event a sale does not occur, see Item 1. Financial Statements - Note 3. - Rate and Regulatory Issues and Contingencies.

STRANDED COST RECOVERY: In approving Power Choice, the PSC authorized changes to Niagara Mohawk's Retail Tariff providing for the recovery of stranded costs in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs is governed by this Retail Tariff, which became effective on April 6, 1998. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligation.

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

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The PSC Staff filed their direct case on October 25, 1999, which supported an exit fee of $15.6 to $16.7 million. Rebuttal testimony was filed on November 10, 1999 and a hearing for the purpose of cross-examination of all testimony was held on December 1 and 2, 1999. The recommended decision of the ALJ was issued on February 23, 2000 and supported an exit fee of approximately $14.9 million. The parties to the case entered into a number of stipulations prior to the litigation phase that subjects the exit fee calculation to a true up based on the resolution of certain issues presented in other proceedings or forums.
These include stipulations which call for ultimate determinations outside this case of the amortization period for regulatory assets, and return on Niagara Mohawk's regulatory assets for nuclear stranded costs, the MRA and loss on the sale of the fossil and hydro generation assets. Niagara Mohawk expects the PSC to render a decision by the second quarter of 2000. Niagara Mohawk is unable to predict the outcome of this matter.

While the municipalization of Lakewood would not have a material impact on Niagara Mohawk's results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees. There have been other challenges to the determination and recovery of stranded costs through the application of CTCs and exit fees as follows:

In early October 1998, the Alliance for Municipal Power ("AMP"), a group of 21 towns and villages in St. Lawrence and Franklin Counties pursuing municipalization, and Alfred P. Coppola ("Coppola"), a Councilman from the city of Buffalo, commenced a proceeding in Albany County Supreme Court that challenged the PSC's decision to approve Power Choice and the PSC's decision that denied the petitions of Alliance for Municipal Power and Coppola for rehearing before the Commission. The proceeding sought to vacate the decision of the PSC approving Power Choice provisions relating to the determination and recovery of strandable costs through the application of a competitive transition charge and exit fees. The PSC has made a motion to dismiss the proceeding in this matter. On March 11, 1999, the Albany County Supreme Court dismissed in its entirety the petition of Coppola and also dismissed AMP's petition to the extent that it challenged the determination and recovery of stranded costs through the application of CTCs and exit fees. However, the Court did order the PSC to respond to AMP's claim that the PSC failed to act on discovery requests seeking information about exit fees. Niagara Mohawk has provided AMP with an updated exit fee estimate of $150 million (PSC method) to $272 million (FERC method). The range is dependent on whether the formula prescribed by the PSC in Power Choice or the method defined by FERC is used. During the first quarter of 1999, AMP filed a motion to re-argue with the Supreme Court and has also filed a notice of appeal from the decision of the lower court. On June 29, 1999, the Albany County Supreme Court denied AMP's motion to re-argue and renew the case. AMP failed to perfect on a timely basis, which failure may be excused by the court for good reason. Niagara Mohawk is unable to predict what future actions, if any AMP will take with respect to this matter. If these 21 communities withdrew from Niagara Mohawk's system, Niagara Mohawk would experience a potential revenue loss of approximately 2 percent per year. In addition, the impact on Niagara Mohawk's electric margin is considered to be immaterial. However, suspension of Power Choice or renegotiation of its material terms could have a material adverse effect on Holdings and Niagara Mohawk's results of operations, financial condition, and future cash flows.

During February 2000, the Griffiss Local Development Corporation ("Griffiss") filed a petition with the PSC for certification as a separate electricity provider that would own and operate the existing electrical plant at the Griffiss and Business Technology Park. Griffiss claims that it is a wholesale purchaser under FERC rules and should fall under FERC jurisdiction, which would exempt it from paying exit fees to Niagara Mohawk. Niagara Mohawk filed a petition with the PSC opposing the Griffiss petition and has calculated an exit fee of approximately $12 million. Since February, Griffiss has filed responsive testimony and has calculated an exit fee of $180,000, and the PSC outlined an exit fee of approximately $7 million in its testimony. A substantial portion of the difference between the Niagara Mohawk estimate and the PSC estimate relates to future anticipated load to be served by Griffiss. Evidentiary hearings before the ALJ are scheduled to begin May 16, 2000. If Griffiss withdrew from Niagara Mohawk's system, the impact on Niagara Mohawk's electric revenue and margin would be considered immaterial.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk's system or the amount of stranded costs it may receive as a result of any withdrawals.

               GAS MULTI-YEAR RATE AND RESTRUCTURING PROPOSAL

Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. On March 20, 2000, Niagara Mohawk reached an oral settlement agreement with the PSC Staff and is working towards finalizing the agreement in the second quarter of 2000. Niagara Mohawk is unable to predict the final outcome of this proceeding, but does not anticipate any material adverse impact on its results of operations.

                               NUCLEAR OPERATIONS

UNIT 2: The scheduled refueling and maintenance outage at Unit 2 began on March 3, 2000. Unit 2 was returned to service on April 20, 2000 with no significant problems noted. Niagara Mohawk's incremental costs associated with the entire outage were approximately $11.7 million, net of expenditures deferred.

                               FINANCIAL POSITION

Holdings and Niagara Mohawk's capital structure at March 31, 2000 and December 31, 1999, was as follows:


                                    MARCH 31,  December 31,
             %                        2000         1999
------------------------------     ---------  ------------
HOLDINGS:
Long-term debt . . . . . . . .       61.9          61.9
Preferred stock of subsidiary.        5.5           5.5
Common equity. . . . . . . . .       32.6          32.6

NIAGARA MOHAWK:
Long-term debt . . . . . . . .       63.5          63.3
Preferred stock. . . . . . . .        5.6           5.6
Common equity. . . . . . . . .       30.9          31.1


The closing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the fossil and hydro generation assets, will allow both entities to reduce the leverage in the capital structure. Book value of Holdings' common stock was $16.88 per share at March 31, 2000, as compared to $16.78 at December 31, 1999.

EBITDA for the 12 months ended March 31, 2000, was $1,159 million for Holdings. EBITDA has improved since 1998, and is derived primarily from the impacts of the MRA and Power Choice. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, MRA regulatory asset amortization, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

During 1999, the PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings' common stock through December 31, 1999 for $167 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to 5 million shares of Holdings' common stock. The agent incurred approximately $77.7 million for the 5 million shares. During the first quarter of 2000, Niagara Mohawk placed approximately $8.2 million on deposit as collateral for the purchases, in accordance with the provisions of the agreement. At any time prior to the expiration (October 1, 2000) of the agreement, Niagara Mohawk can repurchase the common stock from the agent and is required to reimburse the agent (in stock and/or cash) for the costs incurred to buy the stock plus a carrying charge. Niagara Mohawk has not repurchased the shares from the agent as of March 31, 2000. The 5 million shares remain in the number of shares outstanding in computing Holdings' earnings per share at March 31, 2000.

Niagara Mohawk purchased 734,000 additional shares for approximately $9.6 million during the first quarter of 2000. Niagara Mohawk has subsequently purchased 4,989,000 additional shares for approximately $68.9 million during April and through May 10, 2000.

During the first quarter of 2000, Niagara Mohawk paid approximately $36 million in cash dividends to Holdings.

                         LIQUIDITY AND CAPITAL RESOURCES

(See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources").

As of March 31, 2000, Niagara Mohawk has $275 million of borrowing capability under the senior bank facility that expires on June 1, 2000. As a result, the amount outstanding on this facility at March 31, 2000, $105 million, is shown as a current liability on both Holdings and Niagara Mohawk's balance sheets.
During April 2000, Niagara Mohawk subsequently paid down $50 million on the amount outstanding on the senior bank facility. Niagara Mohawk is currently negotiating a new financing arrangement with a bank group and believes it will be in place prior to the expiration of the senior bank facility on June 1, 2000. Opinac has a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The facility expires September 30, 2000 and as of March 31, 2000, supports approximately $38 million in letters of credit. Opinac is working to extend the facility beyond September 30, 2000.

Niagara Mohawk has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through March 31, 2000, Niagara Mohawk had $60 million in first mortgage bond maturities.

Niagara Mohawk is obligated to use 85 percent of the proceeds of the sale of its generation assets to reduce debt outstanding. To date, Niagara Mohawk has received approximately $860 million for the completed fossil and hydro generation assets sales and has used the required amount of the proceeds to reduce its debt. See Item 1. Notes to Consolidated Financial Statements - Note
3. - Rate and Regulatory Issues and Contingencies - Deferred loss on the sale of assets, for a further discussion of the Albany sale.

The PSC issued an order effective May 1, 2000 that approved Niagara Mohawk's petition to issue up to an aggregate of $400 million in debt to address its financial needs arising from the recent and prospective termination or restructuring of additional IPP contracts. On May 8, 2000, Niagara Mohawk priced for issuance $200 million in senior notes at 8 7/8 percent for a period of 7 years, which are scheduled to close on May 12, 2000. The senior notes will have an effective rate of 8.919 percent and will be redeemable in whole or in part, at any time at Niagara Mohawk's option.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables ("NMR") whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. During January, February, and March 2000, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser has granted waivers for these periods.
While NMR is working to return to compliance with this ratio, a non-compliance condition could continue to exist. NMR is unable to predict whether further waivers would be granted. The amount of receivables sold at March 31, 2000 was $165.1 million. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 8. Financial Statements and Supplementary Data, Note 8. - Commitments and Contingencies, for a further discussion of this customer receivables program.

NET CASH PROVIDED BY OPERATING ACTIVITIES decreased $34.9 million for Holdings and $25.7 million for Niagara Mohawk in the three months ended March 31, 2000 primarily due to Niagara Mohawk's receipt of federal income tax refunds in January 1999 totaling approximately $135 million. During 2000, there has been an increase in accounts receivable sold through cash management which has offset the decrease in cash provided by operating activities.

Holdings and Niagara Mohawk's NET CASH USED IN INVESTING ACTIVITIES increased $23.2 and $57.7 million, respectively in the three months ended March 31, 2000 as compared to the same period in 1999. Holdings' increase is primarily due to Opinac's investment in EVonyx, Inc. of $42.7 million during the first quarter of 2000. Niagara Mohawk's increase is due to having Opinac's investment activity included in its first quarter 1999 cash flow activity.

Holdings NET CASH USED IN FINANCING ACTIVITIES increased by $20.7 million as compared to the same period in 1999, primarily due to the repurchase of Holdings common stock and the repayment of debt.

Niagara Mohawk's NET CASH USED IN FINANCING ACTIVITIES decreased by $34.0 million as compared to the same period in 1999, primarily due to the corporate restructuring which involved the transfer of Opinac's cash balance of $89.6 million to Holdings in 1999. However, Niagara Mohawk paid Holdings a common stock dividend of $36.1 million during the first quarter of 2000.

                              RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months ended March 31, 2000 in comparison to the same period in 1999. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month period should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the June 30, 1998 termination, restatement or amendment of IPP contracts, the implementation of Power Choice and the sale of the generation assets. With the consummation of the MRA and the implementation of Power Choice effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years subsequent to the implementation of Power Choice to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice, would be to record a significantly higher percentage of income earned in the first quarter compared to earnings for the balance of each year. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------

Holdings:
---------

Earnings for the first quarter of 2000 were $14.5 million or 8 cents per share, as compared with earnings of $50.8 million or 27 cents per share for the first quarter of 1999. First quarter earnings for 2000, as compared with the first quarter of 1999, have been negatively impacted by the following items:

- Higher regulated gas purchased costs of approximately $34.6 million or 13 cents per share due to higher gas prices and higher purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism. The higher gas purchased costs reflect in part, timing differences that should reverse over the year as discussed further below.

- NYISO ancillary charges of approximately $11.0 million (net of those charges passed on to market based rate customers and net of other credits and deferrals) or 4 cents per share.

- Higher NYISO energy costs of $11.0 million or 4 cents per share that were billed at higher rates than anticipated. See below for a further discussion of Niagara Mohawk's electric purchased power costs.

- Implementation of Niagara Mohawk's second phase of rate reductions in September 1999 under Power Choice, which reduced regulated electric revenues by $7 million or 3 cents per share.

- Higher nuclear operating costs of approximately $7.7 million or 3 cents per share through March 31, 2000, primarily as a result of the maintenance and refueling outage at Unit 2.

Earnings for the first quarter were positively impacted by lower interest expense of approximately $18.9 million or 7 cents per share due to the early repayment of debt during 1999.

Niagara Mohawk:
---------------

Niagara Mohawk had earnings of $20.8 million for the first quarter of 2000. The preferred dividend requirement reduced the balance available for common stock to earnings of $12.9 million. These earnings as compared to the same period in 1999 are explained above in the discussion of Holdings' earnings for the same period.

CUSTOMER SERVICE SYSTEM
 ----------------------

In mid-February 1999, Niagara Mohawk implemented a new Customer Service System ("CSS"). The CSS replaced existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS provided the retail access and unbundled bill functionality required under Power Choice and also addressed Year 2000 compliance. These capabilities could not be developed in the previous systems.

Niagara Mohawk, like other companies that have implemented similar CSS projects, has experienced a transition period, characterized by significantly higher customer call volumes and complaints, billing and data accumulation issues, and other problems that impact productivity and costs. The transition was also complicated by changes in the information and choices provided to customers pursuant to Power Choice. Niagara Mohawk has taken steps prior to and during the transition period to prioritize and respond to problems. Although the more significant billing and data accumulation issues concerning customers have been addressed, resolution of the remaining transition issues will continue into 2000.

The CSS transition period presents several financial exposures. Outstanding accounts receivables have increased, and Niagara Mohawk's bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Bad debt expense for the first quarter of 2000 was $16.5 million, compared to $19.7 million in the comparable period in 1999. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance relating to this transition period, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), since under the law, it cannot disconnect service to residential customers unless a 72-hour notice is given to the residential customer.

The PSC has been evaluating the development and implementation costs of the CSS project, as well as Niagara Mohawk's response to the transition problems incurred during implementation. The PSC issued an order in January 2000 directing that certain billing related problems identified by the PSC Staff be corrected, with emphasis on estimated bills, by March 31, 2000. Niagara Mohawk has addressed the PSC Staff's concerns regarding estimated bills by adding 45 new meter reader positions to increase the number of customers whose meters are read monthly from approximately 800,000 meters to 1.6 million meters. Niagara Mohawk anticipates having these improvements in place by June 1, 2000. Further enhancements to CSS were designed to improve the quality of estimates and the ability to provide customers greater information about the preparation of an estimate. Other concerns raised by the PSC Staff in the order were addressed in a response filed by Niagara Mohawk in early February and further updated in a report on May 1, 2000. In the May 1, 2000 report, Niagara Mohawk identified that customer complaints regarding billing issues has significantly decreased in the first quarter of 2000 as compared to 1999. The PSC has required Niagara Mohawk to issue a final report outlining the results achieved from the enhancements made by November 1, 2000. Niagara Mohawk cannot predict the outcome or financial consequences, if any, of the continuing PSC inquiry.

REVENUES AND SALES
------------------

REGULATED ELECTRIC REVENUES decreased $26.1 million or 3.1 percent from the first quarter of 1999. The decrease in regulated electric revenues is primarily due to lower sales to residential and commercial customers and due to the lower rates implemented in September 1999 in accordance with Power Choice. The new CSS system converted, in February 1999, all customers previously billed on a bi-monthly basis to a monthly basis, which has resulted in a decrease in accrued unbilled revenues. Miscellaneous revenues have increased in the first three months of 2000, due to a decrease in accrued unbilled revenues. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. Revenues from the distribution of energy continue to increase as the number of customers switching to other electricity suppliers increase as a result of open access. For the same reason there is a reduction in total regulated revenues to ultimate consumers. Net total regulated revenues also decline as customers switch, as Niagara Mohawk no longer bills for the commodity cost.

                                          THREE MONTHS ENDED MARCH 31,


                                 ELECTRIC REVENUE (THOUSANDS)                  SALES (GWH)
                           ---------------------------------------    ----------------------------
                                                               %                              %
                                 2000          1999         Change     2000        1999     Change
                           -------------   ------------     ------    -------    -------    ------
REGULATED:
   Residential. . . . . .  $    336,221    $   375,145      (10.4)     2,838      3,097      (8.4)
   Commercial . . . . . .       259,925        316,059      (17.8)     2,549      3,109     (18.0)
   Industrial . . . . . .       110,158        103,645        6.3      1,514      1,446       4.7
   Industrial - Special .        15,350         16,386       (6.3)     1,047        988       6.0
   Other. . . . . . . . .        10,050         11,965      (16.0)        49         52      (5.8)
                           -------------    -----------     ------    -------     ------    ------
Regulated Total to
    Ultimate Consumers. .       731,704        823,200      (11.1)     7,997      8,692      (8.0)
   Other Electric Systems        13,119         12,291        6.7        367        531     (30.9)
   Distribution of Energy        42,161         16,111      161.7          -          -         -
   Transmission of Energy        22,994         22,390        2.7          -          -         -
   Miscellaneous. . . . .        13,694        (24,246)     156.5          -          -         -
                           -------------    -----------     ------    -------     ------    ------

Total Regulated . . . . .       823,672        849,746       (3.1)     8,364      9,223      (9.3)

UNREGULATED:
   Wholesale & Retail . .       101,223         14,932      577.9      2,558        600     326.3
                           -------------    -----------     ------    -------     ------    ------

TOTAL . . . . . . . . . .  $    924,895    $   864,678        7.0     10,922      9,823      11.2
                           =============   ============     ======    =======     ======    =======

REGULATED ELECTRIC SALES to ultimate consumers were approximately 8.0 billion KWh in the first quarter of 2000, an 8.0 percent decrease from 1999, primarily as a result of warmer weather and customers switching to other electricity suppliers as a result of open access. In addition, regulated retail sales in the first quarter of 1999 included the one-time impact of billing customers on a monthly basis rather than i-monthly.

UNREGULATED ELECTRIC REVENUES increased $86.3 million or 577.9 percent from the first quarter of 1999 primarily as a result of Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy") having increased activity in the competitive energy market.

UNREGULATED ELECTRIC SALES were 2.6 billion or a 326.3 percent increase from the first quarter of 1999 primarily as a result of an increase in retail sales and sale to other marketers.

REGULATED GAS REVENUES decreased $1.2 million or 0.5 percent in the first quarter of 2000 from the comparable period in 1999, primarily as a result of lower sales to ultimate consumers.

REGULATED GAS SALES to ultimate consumers were 35.0 million Dth or a 6.6 percent decrease from the first quarter of 1999. This decrease is partially a result of warmer weather in the first quarter of 2000 as compared to the same period in 1999. In addition, the decrease is also due to the conversion of customers in the first quarter of 1999 from a bi-monthly billing to a monthly billing schedule as part of the conversion to the new CSS system.

                                       THREE MONTHS ENDED MARCH 31,


                                  GAS REVENUE (THOUSANDS)            SALES (THOUSANDS OF DTH)
                          -------------------------------------     ---------------------------
                                                            %                               %
                               2000           1999       Change       2000      1999     Change
                          ------------    -----------    ------     -------    -------   ------
REGULATED:
   Residential . . . . .  $   169,029     $  168,980       0.0      26,536     27,408     (3.2)
   Commercial. . . . . .       51,874         56,238      (7.8)      8,252      9,824    (16.0)
   Industrial. . . . . .        1,070          1,194     (10.4)        206        237    (13.1)
                          ------------    -----------    ------     -------    -------   ------
Regulated Total to
    Ultimate Consumers .      221,973        226,412      (2.0)     34,994     37,469     (6.6)
   Transportation of
      Customer-Owned Gas       20,798         16,344      27.3      39,938     37,472      6.6
   Spot Market Sales . .        1,604            286     460.8         592        158    274.7
   Miscellaneous . . . .          732          3,233     (77.4)          -          -        -
                          ------------    -----------    ------     -------     ------   -------

Total Regulated. . . . .      245,107        246,275      (0.5)     75,524     75,099      0.6

UNREGULATED:
   Wholesale & Retail. .       18,492          8,132     127.4       5,839      2,845    105.2
                          ------------    -----------    ------     -------    -------   ------

TOTAL. . . . . . . . . .  $   263,599     $  254,407       3.6      81,363     77,944      4.4
                          ============    ===========    ======     =======    =======   ======


UNREGULATED GAS SALES increased 3.0 million Dth or 105.2 percent in the first quarter of 2000 from the comparable period in 1999, primarily as a result of an increase in retail sales and sales to other gas marketers. As a result of the increase in sales, UNREGULATED GAS REVENUES increased $10.4 million or 127.4 percent in the first quarter of 2000 from the comparable period in 1999.

OPERATING EXPENSES
------------------

                          THREE MONTHS ENDED MARCH 31,
                              (NIAGARA MOHAWK ONLY)



                                                      GWH                     COST (MILLIONS)           CENTS/KWH
                                          --------------------------    ---------------------------   -------------
                                          2000      1999      % Chg       2000      1999    % Chg      2000    1999
                                          -----    ------    -------    -------   -------   -------    ----    ----
REGULATED FUEL FOR ELECTRIC GENERATION:
   Coal. . . . . . . . . . . . . . . . .      -    1,859     (100.0)    $    -    $ 28.0    (100.0)      -     1.5
   Oil . . . . . . . . . . . . . . . . .     84      516      (83.7)       4.0      14.0     (71.4)    4.8     2.7
   Natural Gas . . . . . . . . . . . . .     23       37      (37.8)       0.7       0.8     (12.5)    3.0     2.2
   Nuclear . . . . . . . . . . . . . . .  1,883    2,342      (19.6)       8.6      11.3     (23.9)    0.5     0.5
   Hydro . . . . . . . . . . . . . . . .      -      728     (100.0)         -         -         -       -       -
                                          -----    ------    -------    -------   -------   -------    ----    ----
                                          1,990    5,482      (63.7)      13.3      54.1     (75.4)    0.7     1.0
   Deferral. . . . . . . . . . . . . . .      -        -          -          -       3.0    (100.0)      -       -
                                          -----    ------    -------    -------   -------   -------    ----    ----
        Total electric generation. . . .  1,990    5,482      (63.7)      13.3      57.1     (76.7)    0.7     1.0
                                          -----    ------    -------    -------   -------   -------    ----    ----
REGULATED ELECTRICITY PURCHASED:
      IPPs:
         Capacity. . . . . . . . . . . .      -        -          -        4.0       3.7       8.1       -       -
         Energy and taxes. . . . . . . .  1,373    2,105      (34.8)      74.9     105.8     (29.2)    5.5     5.0
                                          -----    ------    -------   --------   -------   -------    ----    ----
            Total IPP purchases. . . . .  1,373    2,105      (34.8)      78.9     109.5     (27.9)    5.7     5.2
                                          -----    ------    -------   --------   -------   -------    ----    ----
      Fossil/Hydro PPAs:
         Capacity. . . . . . . . . . . .      -        -          -       10.8         -     100.0       -       -
         Energy and taxes. . . . . . . .    894        -      100.0       18.7         -     100.0     2.1       -
                                          -----    ------    -------   --------   -------   -------   -----    ----
            Total Fossil/Hydro purchases    894        -      100.0       29.5         -     100.0     3.3       -
                                          -----    ------    -------   --------   -------   -------   -----    ----
      NYISO - energy purchases . . . . .  2,745        -      100.0       93.4         -     100.0     3.4       -
      NYISO - ancillary charges. . . . .      -        -          -       25.5         -     100.0       -       -
      Other purchases. . . . . . . . . .  2,209    2,074        6.5       36.2      29.3      23.5     1.6     1.4
      Swap payments. . . . . . . . . . .      -        -          -       17.6      21.9     (19.6)      -       -
                                          -----    ------    -------   --------   -------   -------   -----    ----
         Sub-total regulated purchases .  7,221    4,179       72.8      281.1     160.7      74.9     3.9     3.8
                                          -----    ------    -------   --------   -------   -------   ----     ----
      Deferral . . . . . . . . . . . . .      -        -          -       (1.2)      0.3    (500.0)      -       -
                                          -----    ------    -------   --------   -------   -------   -----    ----
        Total regulated purchases. . . .  7,221    4,179       72.8      279.9     161.0      73.9     3.9     3.9
                                          -----    ------    -------   --------   -------   -------   -----    ----
Total generated and purchased. . . . . .  9,211    9,661       (4.7)     293.2     218.1      34.4     3.2     2.3
Losses/Niagara Mohawk use. . . . . . . .    847      438       93.4          -         -         -       -       -
                                          -----    ------    -------   --------   -------   -------   -----    ----
                                          8,364    9,223       (9.3)   $ 293.2    $218.1      34.4     3.5     2.4
                                          =====    ======    =======   ========   =======   =======   =====    ====


Niagara Mohawk's ELECTRICITY PURCHASED increased $118.9 million or 73.9 percent in the first quarter of 1999, primarily as a result of the sale of Niagara Mohawk's fossil and hydro generation assets. However, the sale of the fossil and hydro generation assets has lowered Niagara Mohawk's operating costs from running these plants, including labor, fuel, real estate taxes and depreciation. The decrease in IPP purchases is primarily the additional IPP contract buyouts made during 1999. To compensate for the sale of Niagara Mohawk's generation assets and the reduced purchases from the IPPs, Niagara Mohawk purchased its remaining load requirements through the NYISO or other parties. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999,
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Power Choice and the Restructuring of the Regulated Electric Utility Business - FERC Order 888" for a further discussion on the implementation of the NYISO. Included in the NYISO ancillary charges above is approximately $18 million for an operating reserve charge. This charge is based on market prices, which significantly increased during the month of February 2000. However, approximately one-half of the operating reserve charges were hedged through contracts or passed on to market rate based customers. The NYISO and Niagara Mohawk, among others, have petitioned the FERC to revise the calculation of this charge and the NYISO has temporarily set a price cap on the charge, which went into effect in March 2000. It is uncertain at this time what the FERC will determine as an appropriate calculation and rate. Niagara Mohawk also believes that it was billed for energy it did not require (at higher rates than anticipated) by the NYISO for a portion of its energy purchases and believes it may receive a refund for a portion of these charges when the NYISO performs its Load Serving Entity Balancing Study as required. While the higher NYISO costs experienced by Niagara Mohawk are primarily related to start-up issues at the NYISO, Niagara Mohawk expects that as the bulk power market matures, these issues will be resolved. However, Niagara Mohawk cannot estimate at this time what, if any, portion may be refunded.

As a result of Niagara Mohawk's sale of its fossil and hydro generation asset sales, FUEL FOR ELECTRIC GENERATION decreased $43.8 million as compared to the first quarter in 1999. Niagara Mohawk's nuclear generation decreased as compared to the first quarter of 1999 due to the scheduled refueling and maintenance outage, which began on March 3, 2000 at Unit 2. In accordance with Power Choice, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs.

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $80.1 million or 564.2 percent in the first quarter of 2000, primarily due to higher unregulated electric sales.

Niagara Mohawk's GAS PURCHASED expense increased $31.1 million in the first quarter of 2000. This was a result of a $17.2 million increase in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 17.6 percent increase in the average cost per Dth purchased ($17.4 million), and a $1.3 million increase in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. These increases were offset by a 1.8 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($4.8 million). Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, increased to $3.28 in 2000 from $2.79 in 1999.

The increase in the purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism was primarily due to a change in the accounting for these costs in accordance with Niagara Mohawk's temporary gas rate agreement that has been in place since the expiration of the 1996 rate agreement on November 1, 1999. Niagara Mohawk now recovers these costs based upon the volume of gas sales versus a straight-line amortization throughout the year. The result of this change in recovery method will cause Niagara Mohawk to experience a lower gas margin during high volume periods, such as in the winter months, and a higher gas margin during low volume periods, such as in the summer months. Although the negative first quarter
2000 earnings impact from this timing difference is expected to reverse during the year, annual gas margins for 2000 are expected to be lower because certain cost saving incentives earned in 1999 are no longer available under the temporary gas rate agreement in effect.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as an increase of $10.6 million in the first quarter of 2000 primarily as a result of higher unregulated gas sales.

OTHER OPERATION AND MAINTENANCE EXPENSES for both Holdings and Niagara Mohawk have increased in the first quarter of 2000 as compared to the same period in 1999, due to (1) a $7.7 million increase in nuclear costs incurred primarily for the scheduled refueling and maintenance outage at Unit 2; (2) increased transmission expenses of $5.2 million charged by the NYISO; and (3) increased amortization of the IPP buyout costs of $6.4 million. These increases were partially offset by a decrease in labor costs of $8.0 million due to the sale of the fossil and hydro generation assets.

The decrease in DEPRECIATION AND AMORTIZATION for both Holdings and Niagara Mohawk is primarily due to the sale of Niagara Mohawk's coal-fired generation plants, its hydro generation plants, and its oil and gas-fired plant at Oswego during 1999.

The decrease in OTHER TAXES for both Holdings and Niagara Mohawk is partly due to lower real estate taxes resulting from the sale of Niagara Mohawk's coal-fired generation plants, its hydro generation plants, and its oil and gas-fired plant at Oswego during 1999. Other taxes are also lower due to lower GRT rates and an increase in GRT credits received due to an increase in the customers in Niagara Mohawk's service territory that participate in New York State's Power for Jobs program.

Holdings and Niagara Mohawk's INTEREST CHARGES decreased by $18.9 million mainly due to the repayment of approximately $1.1 billion in debt during 1999.

The decrease in Holdings and Niagara Mohawk's FEDERAL AND FOREIGN INCOME TAXES of approximately $27.6 and $29.1 million, respectively, is due to lower first quarter book taxable income offset in part by a higher effective tax rate. The primary differences between the effective tax rate and the statutory federal income tax rate elate to investment tax credit amortization and flow-through tax costs. The significant changes in the effective tax rate are more a function of lower pre-tax income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings market risk or market risk strategies during the quarter ended March 31, 2000. For a detail discussion of market risk, see Holdings and Niagara Mohawk's combined Form 10-K for fiscal period ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS

FOURTH BRANCH LITIGATION
------------------------

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

Attempts to implement this proposal were unsuccessful, and Niagara Mohawk informed FERC that its participation in the mediation efforts was concluded. On January 14, 1997, the FERC ALJ issued a report to FERC recommending that the mediation proceeding be terminated, leaving outstanding a Fourth Branch complaint to FERC that alleges anti-competitive conduct by Niagara Mohawk. Niagara Mohawk has made a motion to dismiss Fourth Branch's antitrust complaint before the FERC, which motion was opposed by Fourth Branch.

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

On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch's unilateral offer of settlement, dismissing Fourth Branch's complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission's decision. On March 16, 2000, FERC denied the petition for rehearing.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend them vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk's financial statements.

PULP LITIGATION
---------------

In July 1998, the Public Utility Law Project of New York, Inc. (PULP) and others sought a declaratory judgment, declaring Niagara Mohawk's Power Choice agreement unlawful, null and void and injunctive relief in the Supreme Court of the State of New York, Albany County against the PSC and Niagara Mohawk to enjoin the defendants to halt all their actions and expenditures to implement the rules for the provision of retail energy services contained in the Power Choice agreement. The PSC and Niagara Mohawk filed motions seeking to dismiss this action. By a decision dated March 2, 2000, Albany County Supreme Court granted the motions to dismiss PULP's action. On March 31, 2000, PULP filed a notice of appeal of the decision with the Appellate Division, Third Department. Niagara Mohawk is unable to predict the outcome of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 2000 and 1999.

    Exhibit 12a - Statement Showing Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended March 31, 2000 for Niagara Mohawk Holdings, Inc.

    Exhibit 12b - Statement Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 2000 for Niagara Mohawk Power Corporation.

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

(b) Reports on Form 8-K:

    NIAGARA MOHAWK HOLDINGS, INC.
    -----------------------------

    Form 8-K Reporting Date - February 4, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings filed a press release relating to its annual and fourth quarter earnings for 1999.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 99 - Press release of Holdings issued on February 4, 2000, relating to its annual and fourth quarter earnings for 1999.

    Form 8-K Reporting Date - February 10, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings and Niagara Mohawk filed Part II of its Form 10-K Annual Report for 1999.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 11 - Holdings - Computation of Average Number of Shares of Common Stock Outstanding
        Exhibit 12a - Holdings - Statement Showing Computation of Ratios of Earnings to Fixed Charges
        Exhibit 12b - Niagara Mohawk - Statement Showing Computation of Ratios of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
        Exhibit 23 - Consent of Independent Accountants

    Form 8-K Reporting Date - May 1, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings filed a press release relating to its first quarter earnings for 2000.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 99 - Press release of Holdings issued on May 1, 2000, relating to its first quarter earnings

    NIAGARA MOHAWK POWER CORPORATION
    --------------------------------

    Form 8-K Reporting Date - February 4, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings filed a press release relating to its annual and fourth quarter earnings for 1999.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 99 - Press release of Holdings issued on February 4, 2000, relating to its annual and fourth quarter earnings for 1999.

    Form 8-K Reporting Date - February 10, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings and Niagara Mohawk filed Part II of its Form 10-K Annual Report for 1999.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 11 - Holdings - Computation of Average Number of Shares of Common Stock Outstanding
        Exhibit 12a - Holdings - Statement Showing Computation of Ratios of Earnings to Fixed Charges
        Exhibit 12b - Niagara Mohawk - Statement Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
        Exhibit 23 - Consent of Independent Accountants

    Form 8-K Reporting Date - May 1, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Holdings filed a press release relating to its first quarter earnings for 2000.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 99 - Press release of Holdings issued on May 1, 2000, relating to its first quarter earnings.

    Form 8-K Reporting Date - May 8, 2000
    Items reported:
    (1) Item 5.  Other Events.
        Niagara Mohawk filed an exhibit, which shows the computation of its ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends for the twelve months ended March 31, 2000.
    (2) Item 7.  Financial Statements and Exhibits.
        Exhibit 12 - Statement showing the computation of Niagara Mohawk's ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends for the twelve months ended March 31, 2000.

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

                                             NIAGARA MOHAWK HOLDINGS, INC.
                                                     (Registrant)



Date:  May 11, 2000                     By:  /s/Steven W. Tasker
                                             -----------------------------
                                             Steven W. Tasker
                                             Vice President-Controller and
                                             Principal Accounting Officer



                                             NIAGARA MOHAWK POWER CORPORATION
                                                     (Registrant)



Date:  May 11, 2000                     By:  /s/Steven W. Tasker
                                             -----------------------------
                                             Steven W. Tasker
                                             Vice President-Controller and
                                             Principal Accounting Officer

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

11            NIAGARA MOHAWK HOLDINGS, INC.
              Computation of the Average Number of Shares of Common Stock Outstanding for the Three
              Months Ended March 31, 2000 and 1999.

12a           NIAGARA MOHAWK HOLDINGS, INC.
              Statement Showing Computation of Ratio of
              Earnings to Fixed Charges for the Twelve Months Ended March 31, 2000.

12b           NIAGARA MOHAWK POWER CORPORATION
              Statement Showing Computation of Ratio of
              Earnings to Fixed Charges and Ratio of
              Earnings to Fixed Charges and Preferred Stock
              Dividends for the Twelve Months Ended
              March 31, 2000.

15            Accountants' Acknowledgement Letter.

27a           NIAGARA MOHAWK HOLDINGS, INC.
              Financial Data Schedule.

27b           NIAGARA MOHAWK POWER CORPORATION
              Financial Data Schedule.

                                                                    EXHIBIT 11

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
                    For the Three Months Ended March 31, 2000


                                                                                     (4)
                                                                              Average Number of
                                                                             Shares Outstanding
                                                                               As Shown on the
                                                                                 Consolidated
                                 (1)            (2)             (3)              Statement of
                               Shares of     Number of         Share                Income
                                Common          Days            Days         (3 divided by number
For The Three Months Ended       Stock      Outstanding       (2 x 1)         of Days in Period)
-----------------------------  ---------    -----------   ---------------    ------------------
JANUARY 1 - MARCH 31, 2000     177,364,863       91       16,140,202,533

SHARES REPURCHASED BY
   NIAGARA MOHAWK                  734,000       (a)           1,174,000
                               -----------                ---------------

                               176,630,863                16,139,028,533        177,351,962
                               ===========                ===============       ===========

January 1 - March 18, 1999     187,364,863       77       14,427,094,451

March 18 - March 31, 1999 (b)  187,364,863       13        2,435,743,219
                               -----------                ---------------

                               187,364,863                16,862,837,670        187,364,863
                               ===========                ==============        ===========

(a) Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings' common stock by Niagara Mohawk during the first quarter of 2000. Share days for the shares repurchased are based on the total number of days each share was repurchased during the quarter.
(b) On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings.

Note: Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

                                                                    EXHIBIT 12a

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

       Statement Showing Computation of Ratio of Earnings to Fixed Charges
                   for the Twelve Months Ended March 31, 2000
                            (in thousands of dollars)


A.  Net Income (Loss) . . . . . . . . . . . . . . . $ (71,446)

B.  Taxes Based on Income or Profits  . . . . . . .   (21,225)
                                                    ----------

C.  Earnings Before Income Taxes  . . . . . . . . .   (92,671)

D.  Fixed Charges (a) . . . . . . . . . . . . . . .   532,040
                                                    ----------

E.  Earnings Before Income Taxes and Fixed Charges  $ 439,369
                                                    ==========

F.  Ratio of Earnings to Fixed Charges (E / D). . .      0.83     (b)
                                                    ==========


(a) Includes a portion of rentals deem representative of the interest factor of $25,488 and earnings required to cover subsidiary preferred stock dividends of $35,688.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $92.7 million.

                                                                    EXHIBIT 12b

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

           Statement Showing Computation of Ratio of Earnings to Fixed
  Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                   for the Twelve Months Ended March 31, 2000
                            (in thousands of dollars)


A.   Net Income (Loss) . . . . . . . . . . . . . . .  $       (41,084)

B.   Taxes Based on Income or Profits. . . . . . . .          (23,062)
                                                      ----------------

C.   Earnings Before Income Taxes  . . . . . . . . .          (64,146)

D.   Fixed Charges  (a). . . . . . . . . . . . . . .          496,352
                                                      ----------------

E.   Earnings Before Income Taxes and Fixed Charges.  $       432,206
                                                      ================

              Preferred Dividend Factor:

H.   Preferred Dividend Requirements . . . . . . . .  $        35,688

I.   Ratio of Pre-tax Income to Net Income (C / A) .   NOT APPLICABLE
                                                      ----------------


J.   Preferred Dividend Factor (H x I) . . . . . . .           35,688

K.   Fixed Charges as Above (D). . . . . . . . . . .          496,352
                                                      ----------------

L.   Fixed Charges and Preferred Dividends Combined.  $       532,040
                                                      ================


M.   Ratio of Earnings to Fixed Charges (E / D). . .             0.87   (b)
                                                      ================

N.   Ratio of Earnings to Fixed Charges and
        Preferred Dividends Combined (E / L) . . . .             0.81   (c)
                                                      ================


(a) Includes a portion of rentals deem representative of the interest factor of $25,488.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $64.1 million.
(c) Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $99.8 million.

                                                                    EXHIBIT 15


May 11, 2000

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated May 11, 2000 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the period ended March 31, 2000 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546, and 333-33826) and in the Registration
Statement on Form S-4 (No.333-49769).




/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP