Form 10-Q
period 2000-06-30
NIAGARA MOHAWK HOLDINGS INC/NY; NIAGARA MOHAWK POWER CORP /NY/
filed 2000-08-15
CIK 1079182, 71932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------- to ----------


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

                                          YES  [X]          NO  [  ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 2000, were as follows:

                                                                    Shares
          Registrant                           Title              Outstanding
-------------------------------- ----------------------------- ----------------

Niagara Mohawk Holdings, Inc.    Common Stock, $0.01 par value    160,403,645
Niagara Mohawk Power Corporation Common Stock, $1.00 par value    187,364,863
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

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                 FORM 10-Q - For the Quarter Ended June 30, 2000


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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                                GLOSSARY OF TERMS

TERM         DEFINITION
----         ----------

CTC Competitive transition charges: a mechanism established in the Power Choice agreement to recover stranded costs from customers

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/ accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies.

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

MW           Megawatt:  one million watts

NRC          Nuclear Regulatory Commission

NYISO        New York Independent System Operator

Power Choice Niagara Mohawk's five-year electric rate agreement, which
agreement    incorporates the MRA, approved by the PSC in an order dated
             March 20, 1998, and became effective September 1, 1998

PPA Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of The entity that will provide electric and gas commodity to its last resort customers who are unable or unwilling to obtain an alternative supplier

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

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

Unit 2       Nine Mile Point Nuclear Station Unit No. 2

                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS

                 NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                               2000               1999              2000         1999
                                                       --------------------  --------------      -----------  -----------
                                                                             (in thousands of dollars)
OPERATING REVENUES:
      Electric. . . . . . . . . . . . . . . . . . . .  $           893,145   $     786,509       $1,822,414   $1,651,187
      Gas . . . . . . . . . . . . . . . . . . . . . .              151,838         127,804          416,177      382,211
      Other . . . . . . . . . . . . . . . . . . . . .                  511               8            1,488           57
                                                       --------------------  --------------      -----------  -----------
                                                                 1,045,494         914,321        2,240,079    2,033,455
                                                       --------------------  --------------      -----------  -----------

OPERATING EXPENSES:
      Electricity purchased . . . . . . . . . . . . .              407,582         219,787          782,637      395,079
      Fuel for electric generation. . . . . . . . . .               15,644          47,010           28,974      104,104
      Gas purchased . . . . . . . . . . . . . . . . .               79,994          56,526          236,980      171,784
      Other operation and maintenance expenses. . . .              224,501         225,623          447,369      438,278
      Amortization/accretion of MRA/IPP buyout costs.               93,978          90,948          187,636      181,261
      Depreciation and amortization . . . . . . . . .               78,362          94,109          156,312      188,925
      Other taxes (Note 1). . . . . . . . . . . . . .               70,442          99,165          138,774      221,022
                                                       --------------------  --------------      -----------  -----------
                                                                   970,503         833,168        1,978,682    1,700,453
                                                       --------------------  --------------      -----------  -----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . .               74,991          81,153          261,397      333,002

Other income (deductions) . . . . . . . . . . . . . .                2,553          (2,011)          (2,365)      (3,414)
                                                       --------------------  --------------      -----------  -----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . .               77,544          79,142          259,032      329,588

Interest charges. . . . . . . . . . . . . . . . . . .              109,565         129,960          220,897      260,235
Preferred dividend requirement of subsidiary. . . . .                7,904           9,024           15,808       18,048
                                                       --------------------  --------------      -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . .              (39,925)        (59,842)          22,327       51,305

Income taxes (Note 1) . . . . . . . . . . . . . . . .              (21,116)        (34,545)          26,662       25,770
                                                       --------------------  --------------      -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . .              (18,809)        (25,297)          (4,335)      25,535

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $489
   and $5,789, respectively (Note 5). . . . . . . . .                 (909)        (10,750)            (909)     (10,750)
                                                       --------------------  --------------      -----------  -----------

NET INCOME (LOSS) (NOTE 1). . . . . . . . . . . . . .  $           (19,718)  $     (36,047)      $   (5,244)  $   14,785
                                                       ====================  ==============      ===========  ===========

Average number of shares of common stock
   outstanding (in thousands) . . . . . . . . . . . .              171,088         187,365          174,220      187,365

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE SHARE
   OF COMMON STOCK BEFORE EXTRAORDINARY ITEM. . . . .  $             (0.11)  $       (0.13)      $    (0.02)  $     0.14

EXTRAORDINARY ITEM PER AVERAGE SHARE OF
   COMMON STOCK . . . . . . . . . . . . . . . . . . .                (0.01)          (0.06)           (0.01)       (0.06)
                                                       --------------------  --------------      -----------  -----------

BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
   SHARE OF COMMON STOCK. . . . . . . . . . . . . . .  $             (0.12)  $       (0.19)      $    (0.03)  $     0.08
                                                       ====================  ==============      ===========  ===========


     The accompanying notes are an integral part of these financial statements.

                NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,
                                                          2000      December 31,
                                                      (UNAUDITED)      1999
                                                      -----------  -------------
                                                       (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $ 7,136,781  $   7,221,762
   Nuclear fuel. . . . . . . . . . . . . . . . . . .      647,557        630,321
   Gas plant . . . . . . . . . . . . . . . . . . . .    1,289,098      1,263,168
   Common plant. . . . . . . . . . . . . . . . . . .      373,946        364,718
   Construction work-in-progress . . . . . . . . . .      294,335        312,322
                                                      -----------  -------------
               TOTAL UTILITY PLANT . . . . . . . . .    9,741,717      9,792,291
   Less - Accumulated depreciation and amortization.    3,955,602      3,904,049
                                                      -----------  -------------
               NET UTILITY PLANT . . . . . . . . . .    5,786,115      5,888,242
                                                      -----------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .      456,801        484,735
                                                      -----------  -------------

CURRENT ASSETS:
   Cash, including temporary cash investments
      of $152,064 and $90,029, respectively. . . . .      187,432        116,164
   Account receivable (less allowance for doubtful
      accounts of $63,400 and $61,400, respectively)      448,908        373,510
   Materials and supplies, at average cost:
      Oil for production of electricity. . . . . . .        3,257          9,263
      Gas storage. . . . . . . . . . . . . . . . . .       38,040         39,166
      Other. . . . . . . . . . . . . . . . . . . . .       87,314         90,605
   Prepaid taxes . . . . . . . . . . . . . . . . . .       56,658         21,489
   Other . . . . . . . . . . . . . . . . . . . . . .       37,233         24,042
                                                      -----------  -------------
                                                          858,842        674,239
                                                      -----------  -------------

REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .    3,507,066      3,686,019
   Swap contracts regulatory asset . . . . . . . . .      603,812        505,723
   Regulatory tax asset. . . . . . . . . . . . . . .      483,546        483,546
   IPP buyout costs. . . . . . . . . . . . . . . . .      248,470        260,873
   Deferred environmental restoration costs (Note 2)      240,000        240,000
   Deferred loss on sale of assets . . . . . . . . .      163,097        135,229
   Postretirement benefits other than pensions . . .       47,056         48,937
   Unamortized debt expense. . . . . . . . . . . . .       42,330         44,903
   Other . . . . . . . . . . . . . . . . . . . . . .      112,966        112,556
                                                      -----------  -------------
                                                        5,448,343      5,517,786
                                                      -----------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .       97,951        105,433
                                                      -----------  -------------

                                                      $12,648,052  $  12,670,435
                                                      ===========  =============


     The accompanying notes are an integral part of these financial statements.

            NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,
                                                                               2000       December 31,
                                                                            (UNAUDITED)       1999
                                                                           ------------  --------------
                                                                            (in thousands of dollars)
CAPITALIZATION (NOTE 1):
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $0.01 par value; authorized 300,000,000 shares, issued 187,364,863 shares; outstanding 164,399,547
             and 177,364,863 shares, respectively . . . . . . . . . . . .  $     1,874   $       1,874
          Treasury stock, at cost, 22,965,316 and 10,000,000
             shares, respectively . . . . . . . . . . . . . . . . . . . .     (347,335)       (157,167)
          Capital stock premium and expense . . . . . . . . . . . . . . .    2,547,135       2,546,630
          Accumulated other comprehensive income. . . . . . . . . . . . .      (28,216)        (26,200)
          Retained earnings . . . . . . . . . . . . . . . . . . . . . . .      605,708         610,952
                                                                           ------------  --------------
                                                                             2,779,166       2,976,089

   PREFERRED STOCK OF SUBSIDIARY:
          Not subject to mandatory redemption . . . . . . . . . . . . . .      440,000         440,000
          Subject to mandatory redemption . . . . . . . . . . . . . . . .       59,570          61,370
   LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,006,891       5,042,588
                                                                           ------------  --------------
                 TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . .    8,285,627       8,520,047
                                                                           ------------  --------------

CURRENT LIABILITIES:
   Long-term debt due within one year . . . . . . . . . . . . . . . . . .      562,038         613,740
   Sinking fund requirements on redeemable preferred
       stock of subsidiary. . . . . . . . . . . . . . . . . . . . . . . .        7,620           7,620
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      287,769         288,223
   Payable on outstanding bank checks . . . . . . . . . . . . . . . . . .       18,776          22,067
   Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . .       17,619          15,255
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,340           1,408
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      102,409          67,593
   Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . . .       35,016          35,334
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       76,773          67,068
                                                                           ------------  --------------
                                                                             1,158,360       1,118,308
                                                                           ------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . .    1,595,499       1,568,957
   Liability for swap contracts . . . . . . . . . . . . . . . . . . . . .      759,373         663,718
   Employee pension and other benefits. . . . . . . . . . . . . . . . . .      224,758         226,223
   Unbilled gas revenues. . . . . . . . . . . . . . . . . . . . . . . . .        9,252          14,552
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      375,183         318,630
                                                                           ------------  --------------
                                                                             2,964,065       2,792,080
                                                                           ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration. . . . . . . . . . . . . . . .      240,000         240,000
                                                                           ------------  --------------
                                                                           $12,648,052   $  12,670,435
                                                                           ============  ==============


     The accompanying notes are an integral part of these financial statements.

              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)




                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                     2000         1999
                                                                                ------------   -----------
                                                                                 (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (5,244)   $  14,785
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      156,312      188,925
          Amortization/accretion of MRA/IPP buyout costs . . . . . . . . . . .      187,636      181,261
          Amortization of nuclear fuel . . . . . . . . . . . . . . . . . . . .       13,891       13,549
          Extraordinary loss on extinguishment of debt, net of taxes . . . . .          887        2,294
          Provision for deferred income taxes. . . . . . . . . . . . . . . . .       27,019        8,101
          Net accounts receivable (net of changes in accounts receivable sold)      (80,698)    (115,686)
          Materials and supplies . . . . . . . . . . . . . . . . . . . . . . .        5,488       44,815
          Accounts payable and accrued expenses. . . . . . . . . . . . . . . .       (1,359)     (21,230)
          Accrued interest and taxes . . . . . . . . . . . . . . . . . . . . .       83,748       59,635
          Changes in MRA and IPP buyout costs regulatory assets. . . . . . . .       17,165      (22,237)
          Deferral of MRA interest rate savings. . . . . . . . . . . . . . . .       10,829       16,804
          Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . .            -      130,411
          Changes in other assets and liabilities. . . . . . . . . . . . . . .      (16,712)     (33,829)
                                                                                ------------   ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . .      398,962      467,598
                                                                                ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions. . . . . . . . . . . . . . . . . . . . . . . . . . .      (89,901)    (110,839)
   Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,236)     (23,572)
                                                                                ------------   ----------
      Acquisition of utility plant . . . . . . . . . . . . . . . . . . . . . .     (107,137)    (134,411)
   Materials and supplies related to construction. . . . . . . . . . . . . . .          444        8,213
   Accounts payable and accrued expenses related to construction . . . . . . .         (340)      (5,307)
   Proceeds from the sale of generation assets . . . . . . . . . . . . . . . .       47,500      355,000
   Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,380       28,217
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,009        4,932
                                                                                ------------   ----------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . .      (29,144)     256,644
                                                                                ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Funds held by trustee for refunding of debt . . . . . . . . . . . . . . . .            -     (158,805)
   Reduction in preferred stock of subsidiary. . . . . . . . . . . . . . . . .       (1,800)      (1,800)
   Reduction in long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     (307,291)    (155,020)
   Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . .      200,000            -
   Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .     (190,168)           -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          709       (4,721)
                                                                                ------------   ----------
               NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . .     (298,550)    (320,346)
                                                                                ------------   ----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,268      403,896
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .      116,164      172,998
                                                                                ------------   ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   187,432    $ 576,894
                                                                                ============   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   164,805    $ 247,507
      Income taxes paid (refunded) . . . . . . . . . . . . . . . . . . . . . .  $       112    $(126,584)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
On March 18, 1999, Holdings issued 187,364,863 shares of common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.


     The accompanying notes are an integral part of these financial statements.

                   NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                             2000            1999           2000         1999
                                                       --------------  -------------    -----------  -----------
                                                                       (in thousands of dollars)
OPERATING REVENUES:
      Electric. . . . . . . . . . . . . . . . . . . .  $     770,226   $    747,886     $1,598,272   $1,597,632
      Gas . . . . . . . . . . . . . . . . . . . . . .        136,978        122,575        382,825      368,850
                                                             907,204        870,461      1,981,097    1,966,482
                                                       --------------  -------------    -----------  -----------

OPERATING EXPENSES:
      Electricity purchased . . . . . . . . . . . . .        286,192        183,359        566,082      344,324
      Fuel for electric generation. . . . . . . . . .         15,644         47,010         28,974      104,104
      Gas purchased . . . . . . . . . . . . . . . . .         65,533         51,414        203,965      158,760
      Other operation and maintenance expenses. . . .        219,856        222,298        437,512      431,902
      Amortization/accretion of MRA/IPP buyout costs.         93,978         90,948        187,636      181,261
      Depreciation and amortization . . . . . . . . .         78,212         93,979        156,044      188,671
      Other taxes (Note 1). . . . . . . . . . . . . .         70,257         98,989        138,252      220,711
                                                       --------------  -------------    -----------  -----------
                                                             829,672        787,997      1,718,465    1,629,733
                                                       --------------  -------------    -----------  -----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . .         77,532         82,464        262,632      336,749

Other deductions. . . . . . . . . . . . . . . . . . .            (27)        (4,068)        (7,392)      (7,907)
                                                       --------------  -------------    -----------  -----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . .         77,505         78,396        255,240      328,842

Interest charges. . . . . . . . . . . . . . . . . . .        109,565        129,960        220,897      260,235
                                                       --------------  -------------    -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . .        (32,060)       (51,564)        34,343       68,607

Income taxes (NOTE 1) . . . . . . . . . . . . . . . .        (20,283)       (34,651)        25,287       25,664
                                                       --------------  -------------    -----------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . .        (11,777)       (16,913)         9,056       42,943

Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes of $489
   and $5,789, respectively (Note 5). . . . . . . . .           (909)       (10,750)          (909)     (10,750)
                                                       --------------  -------------    -----------  -----------

NET INCOME (LOSS) (NOTE 1). . . . . . . . . . . . . .        (12,686)       (27,663)         8,147       32,193

Dividends on preferred stock. . . . . . . . . . . . .          7,904          9,024         15,808       18,048
                                                       --------------  -------------    -----------  -----------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . . . . . .  $     (20,590)  $    (36,687)    $   (7,661)  $   14,145
                                                       ==============  =============    ===========  ===========


     The accompanying notes are an integral part of these financial statements.

             NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,
                                                          2000        December 31,
                                                       (UNAUDITED)        1999
                                                      ------------   --------------
                                                        (in thousands of dollars)
UTILITY PLANT:
   Electric plant. . . . . . . . . . . . . . . . . .  $ 7,136,781    $   7,221,762
   Nuclear fuel. . . . . . . . . . . . . . . . . . .      647,557          630,321
   Gas plant . . . . . . . . . . . . . . . . . . . .    1,289,098        1,263,168
   Common plant. . . . . . . . . . . . . . . . . . .      373,946          364,718
   Construction work-in-progress . . . . . . . . . .      294,335          312,322
                                                      -----------    -------------
               TOTAL UTILITY PLANT . . . . . . . . .    9,741,717        9,792,291
   Less - Accumulated depreciation and amortization.    3,955,602        3,904,049
                                                      -----------    -------------
               NET UTILITY PLANT . . . . . . . . . .    5,786,115        5,888,242
                                                      -----------    -------------
OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .      367,791          349,718
                                                      -----------    -------------
CURRENT ASSETS:
   Cash, including temporary cash investments
      of $60,993 and $58,276, respectively . . . . .       84,369           72,479
   Account receivable (less allowance for doubtful
      accounts of $61,200 and $59,400, respectively)      371,948          331,222
   Materials and supplies, at average cost:
      Oil for production of electricity. . . . . . .        3,257            9,263
      Gas storage. . . . . . . . . . . . . . . . . .       37,064           38,252
      Other. . . . . . . . . . . . . . . . . . . . .       87,314           90,605
   Prepaid taxes . . . . . . . . . . . . . . . . . .       56,658           21,489
   Other . . . . . . . . . . . . . . . . . . . . . .       26,624           22,668
                                                      -----------    -------------
                                                          667,234          585,978
                                                      -----------    -------------
REGULATORY ASSETS (NOTE 3):
   MRA regulatory asset. . . . . . . . . . . . . . .    3,507,066        3,686,019
   Swap contracts regulatory asset . . . . . . . . .      603,812          505,723
   Regulatory tax asset. . . . . . . . . . . . . . .      483,546          483,546
   IPP buyout costs. . . . . . . . . . . . . . . . .      248,470          260,873
   Deferred environmental restoration costs (NOTE 2)      240,000          240,000
   Deferred loss on sale of assets . . . . . . . . .      163,097          135,229
   Postretirement benefits other than pensions . . .       47,056           48,937
   Unamortized debt expense. . . . . . . . . . . . .       42,330           44,903
   Other . . . . . . . . . . . . . . . . . . . . . .      112,966          112,556
                                                      -----------    -------------
                                                        5,448,343        5,517,786
                                                      -----------    -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .       95,115          103,884
                                                      -----------    -------------
                                                      $12,364,598    $  12,445,608
                                                      ===========    =============


     The accompanying notes are an integral part of these financial statements.

                 NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,
                                                                                  2000       December 31,
                                                                               (UNAUDITED)      1999
                                                                              ------------  ------------
                                                                               (in thousands of dollars)

CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $1.00 par value; authorized 250,000,000 shares;
              issued and outstanding 187,364,863 shares. . . . . . . . . . .  $   187,365   $     187,365
          Repurchase of Holdings' common stock, at cost. . . . . . . . . . .     (347,335)       (157,167)
          Capital stock premium and expense. . . . . . . . . . . . . . . . .    2,361,644       2,361,139
          Accumulated other comprehensive income . . . . . . . . . . . . . .       (4,949)         (5,153)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .      355,194         398,987
                                                                              ------------  --------------
                                                                                2,551,919       2,785,171
                                                                              ------------  --------------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 2,100,000 shares. .      210,000         210,000
          Redeemable (mandatorily redeemable), issued 168,000 shares . . . .       15,000          16,800
             and 186,000 shares, respectively
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable), issued 6,200,000 shares. .      230,000         230,000
          Redeemable (mandatorily redeemable), issued 2,015,602 shares . . .       44,570          44,570
                                                                              ------------  --------------
                                                                                  499,570         501,370
                                                                              ------------  --------------
   LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,006,891       5,042,588
                                                                              ------------  --------------
                 TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . .    8,058,380       8,329,129
                                                                              ------------  --------------
CURRENT LIABILITIES:
   Long-term debt due within one year. . . . . . . . . . . . . . . . . . . .      562,038         613,740
   Sinking fund requirements on redeemable preferred stock . . . . . . . . .        7,620           7,620
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      220,683         244,031
   Payable on outstanding bank checks. . . . . . . . . . . . . . . . . . . .       18,776          22,067
   Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,619          15,255
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,736           6,246
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      102,409          67,593
   Accrued vacation pay. . . . . . . . . . . . . . . . . . . . . . . . . . .       35,016          35,334
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,880          66,160
                                                                              ------------  --------------
                                                                                1,095,777       1,078,046
                                                                              ------------  --------------
REGULATORY AND OTHER LIABILITIES (NOTE 3):
   Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . .    1,601,873       1,575,335
   Liability for swap contracts. . . . . . . . . . . . . . . . . . . . . . .      759,373         663,718
   Employee pension and other benefits . . . . . . . . . . . . . . . . . . .      224,758         226,223
   Unbilled gas revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        9,252          14,552
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      375,185         318,605
                                                                              ------------  --------------
                                                                                2,970,441       2,798,433
                                                                              ------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration . . . . . . . . . . . . . . . . .      240,000         240,000
                                                                              ------------  --------------
                                                                              $12,364,598   $  12,445,608
                                                                              ============  ==============


     The accompanying notes are an integral part of these financial statements.

                  NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                       (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                     2000            1999
                                                                                ------------      ----------
                                                                                 (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,147       $  32,193
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      156,044         188,671
          Amortization/accretion of MRA/IPP buyout costs . . . . . . . . . . .      187,636         181,261
          Amortization of nuclear fuel . . . . . . . . . . . . . . . . . . . .       13,891          13,549
          Extraordinary loss on extinguishment of debt, net of taxes . . . . .          887           2,294
          Provision for deferred income taxes. . . . . . . . . . . . . . . . .       27,015           8,099
          Net accounts receivable (net of changes in accounts receivable sold)      (46,026)       (103,478)
          Materials and supplies . . . . . . . . . . . . . . . . . . . . . . .        5,550          45,087
          Accounts payable and accrued expenses. . . . . . . . . . . . . . . .      (19,674)        (28,779)
          Accrued interest and taxes . . . . . . . . . . . . . . . . . . . . .       84,306          56,272
          Changes in MRA and IPP buyout regulatory assets. . . . . . . . . . .       17,165         (22,237)
          Deferral of MRA interest rate savings. . . . . . . . . . . . . . . .       10,829          16,804
          Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . .            -         130,411
          Changes in other assets and liabilities. . . . . . . . . . . . . . .       (6,148)        (33,123)
                                                                                ------------      ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . .      439,622         487,024
                                                                                ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions. . . . . . . . . . . . . . . . . . . . . . . . . . .      (89,901)       (110,839)
   Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,236)        (23,572)
                                                                                ------------      ----------
      Acquisition of utility plant . . . . . . . . . . . . . . . . . . . . . .     (107,137)       (134,411)
   Materials and supplies related to construction. . . . . . . . . . . . . . .          444           8,213
   Accounts payable and accrued expenses related to construction . . . . . . .       (4,919)         (7,195)
   Proceeds from the sale of generation assets . . . . . . . . . . . . . . . .       47,500         355,000
   Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,627)         59,193
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,497           3,060
                                                                                ------------      ----------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . .      (77,242)        283,860
                                                                                ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Funds held by trustee for refunding of debt . . . . . . . . . . . . . . . .            -        (158,805)
   Reductions in long-term debt. . . . . . . . . . . . . . . . . . . . . . . .     (307,291)       (155,020)
   Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . .      200,000               -
   Reduction in preferred stock. . . . . . . . . . . . . . . . . . . . . . . .       (1,800)         (1,800)
   Corporate restructuring to establish holding company. . . . . . . . . . . .            -         (89,618)
   Preferred dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .      (15,808)        (18,048)
   Common stock dividend paid to Holdings. . . . . . . . . . . . . . . . . . .      (36,132)        (30,000)
   Repurchase of Holdings' common stock. . . . . . . . . . . . . . . . . . . .     (190,168)              -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          709          (4,720)
                                                                                ------------      ----------
               NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . .     (350,490)       (458,011)
                                                                                ------------      ----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,890         312,873
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .       72,479         172,998
                                                                                ------------      ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    84,369       $ 485,871
                                                                                ============      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    164,805       $ 247,507
      Income taxes refunded. . . . . . . . . . . . . . . . . . . . . . . . . .  $       (772)      $(127,299)


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

            NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOLDING COMPANY FORMATION: On March 18, 1999, Niagara Mohawk Power Corporation ("Niagara Mohawk") was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. ("Holdings"). Holdings was incorporated on April 2, 1998 as a wholly-owned subsidiary of Niagara Mohawk. Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock. Niagara Mohawk's preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, shares originally issued to Niagara Mohawk were cancelled. The reorganization was accounted for at net book value.

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. ("Opinac") as a dividend to Holdings, which was accounted for using the net book value of Opinac. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk's consolidated balance sheet. The dividend completed the holding company structure, with Holdings owning 100 percent of the common stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 98 percent of the assets and 88 percent of the revenues of Holdings. Opinac and its subsidiaries consist of an energy marketing company and have investments in energy related services business, a developmental stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology.

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

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Holdings and Niagara Mohawk's combined 1999 Annual Report on Form 10-K, and Holdings and Niagara Mohawk's 2000 combined quarterly reports on Form 10-Q.

Niagara Mohawk's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 2000 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998, have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the period subsequent to Power Choice will depend on the outcome of the regulatory process to set prices at that time. The closing on the sale of the fossil and hydro generation assets at various times during 1999 and 2000 has also affected the comparability of the financial statements. See Note 3 for a further discussion of the sales.

The income statements and cash flow statements for Holdings and Niagara Mohawk for the three months and six months ended June 30, 1999 reflect the reclassification of the amortization and accretion associated with certain costs incurred as part of the MRA and additional IPP contract buyouts from "Other Operation and Maintenance Expenses" to "Amortization/Accretion of MRA/IPP Buyout Costs." The following table outlines the components of the line item "Amortization/Accretion of MRA/IPP Buyout Costs:"


                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                           2000         1999         2000       1999
                                       -----------  -----------    ---------  ---------
                                                         (in thousands)
Amortization of MRA regulatory asset.  $   96,624   $   96,624     $193,249   $193,249
Accretion to MRA regulatory asset
    (Senior Discount Note). . . . . .      (7,148)      (6,577)     (14,296)   (13,154)
Other MRA related amortization. . . .      (4,478)      (1,988)      (8,957)    (3,977)
Amortization of other IPP buyout costs      8,980        2,889       17,640      5,143
                                       -----------  -----------    ---------  ---------

                                       $   93,978   $   90,948     $187,636   $181,261
                                       ===========  ===========    =========  =========


The income statements, balance sheet and cash flow statements for Holdings and Niagara Mohawk reflect the accounting and ratemaking treatment proposed by the PSC as a result of May 2000 New York State tax law changes, whereby the gross receipts tax is being replaced by a state income tax retroactive to January 1, 2000. The PSC requires deferral and pass back of any net tax reduction savings to the customers. Accordingly, Holdings and Niagara Mohawk have reduced electric and gas revenues by $8.3 million and $2.0 million, respectively, for the three months ended June 30, 2000, and $4.0 million and $1.2 million, respectively, for the six months ended June 30, 2000 and recorded a corresponding liability to customers of $5.2 million, which is reflected in the "Other" current liabilities line item on the balance sheet for the six months ended June 30, 2000.

The income statements also reflect the reclassification of $(2.3) million and $12.1 million for the three months and six months ended June 30, 2000, respectively, from the "Other taxes" line item to the "Income taxes" line item. Niagara Mohawk provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The impact of the application of SFAS No. 109, for the six months ended June 30, 2000, resulted in an increase in deferred income taxes of $6.4 million. The impact of applying a state income tax to temporary differences, as required by SFAS 109, has not yet been determined. Holdings and Niagara Mohawk believe the impact will be deferred and addressed in future rate cases. Holdings and Niagara Mohawk are currently working with the PSC and the New York State Department of Taxation and Finance to determine how the New York State tax law changes will be fully implemented. The PSC is expected to issue a generic order on this issue by the end of the year.
Holdings and Niagara Mohawk will reflect the appropriate accounting on these state tax law changes upon the receipt of such order. Holdings and Niagara Mohawk do not anticipate any earnings impact to result from the implementation of the generic order.

The cash flow statements for Holdings and Niagara Mohawk reflect the above-mentioned income statement and balance sheet changes.

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closings of the sales of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sales.

ESTIMATES: In order to conform with GAAP, management is required to use estimates in the preparation of Holdings and Niagara Mohawk's financial statements. Actual results could differ from those estimates.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk's preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 were as follows:



                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
Company:                      2000       1999            2000       1999
------------------------   ---------  ----------         -----     ------
(in millions of dollars)
   Holdings. . . . . . .   $  (21.6)  $   (33.4)        $(7.3)     $13.5
   Niagara Mohawk. . . .      (12.8)      (27.2)          8.4       28.8



NEW ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Holdings and Niagara Mohawk will be required to adopt this standard in 2001. Niagara Mohawk has identified swap contracts, entered into as part of the MRA and generation asset sales agreements, including the new financial agreement entered into as part of the recent sale of the Albany generation plant, as derivative instruments and has recorded a liability at fair value under SFAS No. 80, "Accounting for Futures Contracts." The swap contracts qualify as hedges of future purchase commitments and may qualify as hedges under SFAS No. 133.
In June 2000, Niagara Mohawk began to hedge its exposure to fluctuations in natural gas commodity prices with NYMEX gas futures contracts. Niagara Mohawk has a risk management policy defining the limits within which hedging activities are carried out. The objective of Niagara Mohawk's hedging program is to mitigate the risk associated with the purchase and sale of natural gas. Niagara Mohawk does not hold speculative positions in gas commodity futures for trading. The method of accounting for gas futures is in accordance with SFAS No. 80 "Accounting for Futures Contracts" as a hedge of an anticipated transaction.

Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the cost of purchased gas are recognized in Gas Purchased in the Consolidated Statements of Income. It is expected that the results of the futures contracts will substantially offset the effects of price changes in gas. If there is a loss of correlation between changes in the market value of the futures contracts and gas commodity costs, we would cease to account for the contracts as hedges and any gains or losses in the contracts value would be recognized in the Statements of Income currently.

The FASB recently issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which would limit the types and number of transactions to which the accounting required by SFAS No. 133 would be applied. Holdings and Niagara Mohawk continue to assess the applicability of this new standard to other financial instruments.

HOLDINGS' COMMON STOCK: During 1999, the PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings' common stock through December 31, 1999 for $157.2 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to five million shares of Holdings' common stock. The agent purchased the five million shares during 1999. Niagara Mohawk, which had the option to settle in cash or shares, elected to settle in cash on June 21, 2000 for $79 million.

Niagara Mohawk purchased 734,000 additional shares for approximately $9.6 million during the first quarter of 2000 and purchased 7,231,316 additional shares, excluding the 5 million noted above, for $101.6 million during the second quarter of 2000. Niagara Mohawk has subsequently purchased 4,064,340 additional shares for approximately $58.5 million from July 1, 2000 through August 11, 2000.

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

Niagara Mohawk is currently aware of 163 sites with which it may be associated, including 82 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $240 million, which is reflected in both Holdings and Niagara Mohawk's Consolidated Balance Sheets at June 30, 2000 and December 31, 1999. The potential high end of the range is presently estimated at approximately $480 million, including approximately $235 million in the unlikely event Niagara Mohawk is required to assume 100 percent responsibility at non-owned sites. The probabilistic method was used to determine the amount to be accrued for 23 of Niagara Mohawk's largest sites. The amount accrued for Niagara Mohawk's remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the investigation, remediation and monitoring obligations to be recovered from ratepayers. Power Choice and the gas rate settlements provide for the continued application of deferral accounting for variations in spending from amounts provided in rates. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

In November 1999, Niagara Mohawk submitted a revised feasibility study to the DEC, which included the land-based portions of Niagara Mohawk's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates and recommends a selected remedial alternative. This range consists of a high end of $70 million, with an expected value calculation of $49 million, which is included in the amounts accrued at June 30, 2000 and December 31, 1999. The DEC approved this feasibility study in January 2000 and is expected to prepare and issue a Proposed Remedial Action Plan ("PRAP") in the summer or fall of 2000. The surface water-based portions of Niagara Mohawk's Harbor Point site are subject to continuing feasibility study evaluations and review by the DEC.
The DEC has indicated that it plans to issue a PRAP on the Utica Harbor/Barge Canal portion of the site in the fall of 2000. Niagara Mohawk currently estimates the range of costs for remediation of the surface water bodies to consist of a high end of $18 million, with an expected value of $11 million, which is included in the amounts accrued at June 30, 2000 and December 31, 1999. The ranges for the land-based and the surface water bodies portions represent the total estimated costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

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

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.4 billion at June 30, 2000. These regulatory assets are probable of recovery.

MRA REGULATORY ASSET: Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the costs to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998, pursuant to the Power Choice agreement. Niagara Mohawk's rates under Power Choice have been designed to permit recovery of the MRA regulatory asset. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Power Choice rate reductions and retail choice of electricity supplier" and "the MRA agreement" for information on Power Choice and the MRA.

SWAP CONTRACT REGULATORY ASSET: The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired and the Albany oil and gas-fired generation plants. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining term of the swaps through June 2003. During the second quarter of 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired generation plant. Niagara Mohawk entered into a financial swap as part of the sale. Approximately $21.4 million is included in the swap contract regulatory asset at June 30, 2000 as part of this agreement. The Albany contract expires on September 30, 2003, and the portion of the swap contract regulatory asset associated with the agreement will be amortized over the life of the contract as notional quantities are settled. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999,
Part II, Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments - "Swap Contracts" for a further discussion of the terms of each of the financial agreements. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten.

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

On May 12, 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired plant to PSEG Power LLC ("PSEG") for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant and the redevelopment is in service by July 1, 2003. The agreement with PSEG includes a "Post Closing Property Tax Adjustment" to be settled on the first ten anniversaries of the closing date. If actual annual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which should approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. The proceeds from the sale of Albany do not include an amount for the redevelopment fee or the post closing property tax adjustment.

On August 8, 2000, Niagara Mohawk announced that the Roseton Steam Station (of which Niagara Mohawk owns 25 percent) would be sold to Dynegy Power Corporation ("Dynegy") of Houston, pursuant to which Niagara Mohawk will receive approximately $80 million. Niagara Mohawk's share of the plant has a net book value of approximately $36.9 million (which includes materials, supplies and fuel) as of June 30, 2000. This sale supersedes a prior agreement between Niagara Mohawk and Central Hudson Gas & Electric Corporation to transfer Niagara Mohawk's interest in the Roseton Steam Station and does not include a PPA for Niagara Mohawk.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of June 30, 2000, Niagara Mohawk has recorded a regulatory asset of $163.1 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants at Oswego and Albany, which includes $3.7 million in employee-related severance costs.
The net loss is included in Niagara Mohawk's balance sheet as "Deferred Loss on Sale of Assets." In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the accounting treatment relating to the hydro PPAs, as discussed below, the amount of severance and other costs, the outcome of the sale of the Roseton Steam Station (described above), and PSC review of the amounts deferred. The PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets, by the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. On July 10, 2000, Niagara Mohawk filed a report with the PSC outlining the accounting of the costs and proceeds from the sale of the generation assets sold through May 31, 2000. The amount recorded as a loss is subject to regulatory review. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $15.0 million based on the asset sales of which $9.0 is reflected in income in 1999 and $6.0 million is reflected in income in 2000. The incentive earned is subject to regulatory review and is included in the other regulatory assets on the Consolidated Balance Sheets. Niagara Mohawk will begin recovery of the incentive in 2001, over a period not to exceed five years.

On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC ("AmerGen"), a joint venture of PECO Energy Company and British Energy, for approximately $135 million. New York State Electric and Gas Corporation ("NYSEG") was also a party to the agreement and agreed to sell its 18 percent share of Unit 2 to AmerGen. The sale agreement was subject to regulatory approval. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations - "Announced Sale" for a further discussion of the proposed sale.

On April 25, 2000, the PSC deemed Niagara Mohawk's and NYSEG's petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. See Holdings and Niagara Mohawk's combined Form 10-Q for the quarterly period ending March 31, 2000, Part I, Item 1. Notes to Consolidated Financial Statements - Note 3. Rate and Regulatory Issues and Contingencies - "Deferred Loss on the sale of assets" for a further discussion of the PSC's April 25, 2000 Order. As a result, on May 11, 2000, Niagara Mohawk, NYSEG and AmerGen terminated their agreement in contemplation of such a competitive process and, Niagara Mohawk and certain other co-owners announced they would auction Unit 1 and their share of Unit 2. Niagara Mohawk cannot predict the outcome of this auction, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because Unit 2 has multiple owners and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives.

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to whether the PSC will approve any sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of June 30, 2000. Under this assumption the nuclear generating assets are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until the sale, expected cash proceeds from the sale of the assets, less amounts which may be required to pre-fund the nuclear decommissioning trust funds.

At June 30, 2000, the net book value of Niagara Mohawk's nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.7 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear-related assets of approximately $0.5 billion. These assets include the decommissioning trusts and regulatory assets, primarily related to the flow-through to customers of prior income tax benefits.

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

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98 percent of total assets and 88 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk is pursuing the sale of its nuclear assets and its 25 percent interest in the Roseton plant. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.


                                      FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                      --------------------                 ------------------
                                Total                Economic             Total         Economic
(In thousands of dollars)      Revenues            Value Added          Revenues       Value Added
-------------------------  ---------------      ----------------       -----------    -------------
2000
REGULATED . . . . . . . .  $      907,204       $      (157,315)       $1,981,097     $   (283,467)
UNREGULATED . . . . . . .         138,310                (7,718)          259,002          (13,776)
ELIMINATIONS. . . . . . .             (20)                    -               (20)               -
      TOTAL CONSOLIDATED.  $    1,045,494       $      (165,033)       $2,240,079     $   (297,243)
=========================  ===============      ================       ===========    =============
1999
Regulated . . . . . . . .  $      870,461       $      (210,702)       $1,966,482     $   (341,507)
Unregulated . . . . . . .          44,117                (5,846)           67,502          (13,724)
Eliminations. . . . . . .            (257)                    -              (529)               -
      Total Consolidated.  $      914,321       $      (216,548)       $2,033,455     $   (355,231)
=========================  ===============      ================       ===========    =============


Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added ("EVA"). EVA is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

EVA is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors' expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and six months ending June 30, 2000 and 1999, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contracts with IPPs, which is calculated annually, and the corresponding recognition of imputed interest as follows:

                                      Three months ended June 30,     Six months ended June 30,
(in thousands of dollars)                2000             1999          2000            1999
-----------------------------------------------------------------------------------------------
Estimated net present value of
the remaining future above
market contracts with the IPPs       $ 1,383,600     $ 1,987,643    $ 1,383,600     $ 1,987,643

Corresponding recognition of
imputed interest                     $    10,188     $    14,634    $    20,376     $    29,268


EVA is further segmented between EVA from Operations and EVA related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA to total consolidated net income for the three months and six months ended June 30, 2000 and 1999 is as follows:


                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
(in thousands of dollars)                    2000              1999           2000          1999
-------------------------------------  ---------------    --------------   ----------    ----------
Economic Value Added:
    Operations. . . . . . . . . . . .  $      (67,376)    $    (90,965)    $ (99,995)    $(102,186)
    IPP - Related . . . . . . . . . .         (97,657)        (125,583)     (197,248)     (253,045)
                                       ---------------    -------------    ----------    ----------
Total Economic Value Added. . . . . .        (165,033)        (216,548)     (297,243)     (355,231)
Charge for Use of Investor's Capital.         236,521          300,576       473,480       599,990
Adjustments for Significant Items . .         (10,188)         (14,634)      (20,376)      (29,268)
Interest Charges (net of taxes) . . .         (72,205)         (85,667)     (144,388)     (171,908)
Extraordinary Item (net of taxes) . .            (909)         (10,750)         (909)      (10,750)
Niagara Mohawk Preferred Dividends. .          (7,904)          (9,024)      (15,808)      (18,048)
   Consolidated Net Income (Loss) . .  $      (19,718)    $    (36,047)    $  (5,244     $  14,785
                                       ===============    =============    ==========    ==========


EVA is a registered trademark of Stern Stewart & Co.

NOTE 5.  EXTRAORDINARY ITEM

During the six months ended June 30, 2000 and 1999, Holdings and Niagara Mohawk recognized an extraordinary item for the early redemption of debt. The following table shows the after tax effect and per share effect of redemption premiums incurred, and the write-off of unamortized debt expense and issuance costs associated with each of the series that was redeemed:

                                                       Costs      Income        Costs       Income
                           Month       Amount        Incurred,     Tax        Incurred,       Tax
Series                   Redeemed     Redeemed      net of tax    Benefit    net of tax     Benefit
--------------------     --------    ----------     ----------    -------    ----------     -------
                                                           (in thousands)
Senior Notes             February    $    3,402     $     14      $     8      $     -      $     -
Senior Bank Facility     April           50,000          336          181            -            -
First Mortgage Bonds     May             41,585          559          300            -            -
First Mortgage Bonds     June           151,720            -            -       10,750        5,789
                                     ----------     --------      -------      --------     -------
  Total                                             $    909      $   489      $10,750      $ 5,789
                                                    ========      =======      =======      =======
Per share effect, net of tax                        $   0.01                   $  0.06
                                                    ========                   =======


REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation's independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of June 30, 2000 and 1999, and the related unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2000 and 1999 and of Cash Flows for the six-month period ended June 30, 2000 and 1999, and the unaudited Consolidated Balance Sheets of Niagara Mohawk
Power Corporation and its subsidiary companies as of June 30, 2000 and 1999 and the related unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2000 and 1999 and of Cash Flows for the six-month period ended June 30, 2000 and 1999. The report of PricewaterhouseCoopers LLP dated August 14, 2000, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries, and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page.

PricewaterhouseCoopers LLP's report does not express an opinion on the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit test beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of June 30, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month period ended June 30, 2000 and 1999, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and of cash flows for the six-month period ended June 30, 2000 and 1999. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.'s management and Niagara Mohawk Power Corporation's management.

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


/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
Syracuse, NY
August 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in Holdings and Niagara Mohawk's cash flow upon the implementation of the MRA and Power Choice, the timing and outcome of the proposed future sale of Niagara Mohawk's nuclear generation assets and its 25 percent ownership in the Roseton plant, the planned repayment of debt, the timing of the reversal of the increased gas costs as a result of the gas costs adjustment mechanism, the outcome of rate and reconciliation issues with the NYISO, the effects of Niagara Mohawk's transition to a new customer service system, and the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk's retail customers, the supply and demand of both gas and electricity, operations at the NYISO, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk's two nuclear plants, the results from Niagara Mohawk's proposed sale of its nuclear assets and its 25 percent interest in Roseton, including efforts made by Niagara Mohawk to collect from customers, and the economic conditions of Niagara Mohawk's service territory.

            RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

POWER CHOICE: The PSC approved Niagara Mohawk's Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk's future structure in the regulated electric business.

The Power Choice agreement established a five-year rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and will implement its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. Recent New York State tax law changes that further reduce the GRT rate for some customers and eliminates the GRT for others, are not reflected in the price reductions. The tax law changes are discussed below and in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, "Basis of Presentation." Industrial customers are currently receiving average reductions of 25 percent relative to 1995 tariffs; this decrease includes discounts currently offered to some industrial customers through optional and flexible rate programs. As part of Power Choice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

Effective August 1, 1999, all of Niagara Mohawk's customers were able to choose their electricity supplier. As of June 30, 2000, 8,124 (5.19 percent) of Niagara Mohawk's commercial and industrial customers or approximately 20.51 percent of eligible load, and 31,527 (2.25 percent) residential customers or approximately 2.60 percent of eligible load, have chosen an electricity supplier other than Niagara Mohawk. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who are unable or unwilling to obtain an alternative electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under Power Choice, will continue to charge the customer for delivery of the energy and for a non-bypassable CTC charge. Niagara Mohawk also agreed to give a credit to the customer as an incentive to switch to an alternative energy supplier. There is a cap of $30 million on the amount of credits Niagara Mohawk is required to give during Power Choice with a deferral permitted for 50 percent of the credit. Approximately $13 million of credits has been incurred to date and $11 million has been committed to customers already taking power from an energy supplier during the third year of Power Choice (September 1, 2000 through August 31,
2001). On March 21, 2000, the PSC issued an order instituting a "Proceeding on Motion of the Commission Regarding Provider of Last Resort Responsibilities, the Role of Utilities in Competitive Energy Markets, and Fostering the Development of Retail Competitive Opportunities." Niagara Mohawk will actively participate in this proceeding, which will consider the future state of the gas and electric industries in New York State and the role of the regulated utilities.

GENERATION ASSET SALES: In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk's plan to divest all of its fossil and hydro generation assets, which is a key component in its Power Choice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro assets and its oil and gas-fired plant at Oswego. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PowerChoice and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales" for discussion of the sales completed during 1999. On May 12, 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany. On August 8, 2000, Niagara Mohawk announced that the Roseton Steam Station (of which Niagara Mohawk owns 25 percent) would be sold to Dynegy, pursuant to which Niagara Mohawk will receive approximately $80 million. This sale does not include a PPA for Niagara Mohawk. See Item 1. Financial Statements - Note 3. - Rate and Regulatory Issues and Contingencies for a discussion of the Albany sale, the sale of the Roseton Plant, and the regulatory treatment of the fossil and hydro generation asset sales.

In connection with the sale of the Albany plant, Niagara Mohawk entered into a contract with the new owner that is intended to compensate PSEG in the near term for the costs of running the plant. The contract is a financial agreement with an exchange of payments that are based on the market price of energy and expires on September 30, 2003. No actual energy will be delivered to Niagara Mohawk, but a quantity of energy, referred to as the call amount, is used to calculate the payment. The call amount is capped each year and totals 1,300 GWh for the life of the contract. The contract is a derivative instrument and was recorded as a financial swap at the time of the sale. Each month, Niagara Mohawk will pay PSEG a fixed monthly charge plus the call amount times a contract price.
The contract price approximates the cost of fuel for the plant and will fluctuate as fuel prices change. PSEG will pay Niagara Mohawk the same call amount times the current market price for energy. This market price will be determined by the NYISO. Niagara Mohawk has the sole option, within certain limits stated in the contract, to decide what the call amount will be. If the market price is expected to be higher than the contract price, Niagara Mohawk would likely exercise the option, elect a call amount, and PSEG will make a swap payment to Niagara Mohawk. If the market price is expected to be below the contract price, Niagara Mohawk would not likely choose to name a call amount, in which case Niagara Mohawk would only be required to make the fixed monthly payment. For Niagara Mohawk, this contract will serve as a hedge against rising energy prices. Niagara Mohawk accounts for this contract as a hedge of future purchase commitments. The costs associated with the Albany contract are recoverable under Niagara Mohawk's Power Choice rates, although Niagara Mohawk bears the risk of changes in the cost of fuel from inception of the contract through August 31, 2001, the end of the Power Choice fixed price period.

The Power Choice agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of Power Choice. On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear generation assets to AmerGen. NYSEG was also a party to the agreement and agreed to sell its share of Unit 2 to AmerGen. On April 25, 2000, the PSC deemed Niagara Mohawk and NYSEG's petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. As a result, on May 11, 2000, Niagara Mohawk, NYSEG and AmerGen terminated their agreement in contemplation of such a competitive process and, Niagara Mohawk and certain other co-owners announced they would auction Unit 1 and their share of Unit 2. Niagara Mohawk cannot predict the outcome of this process, but is committed to pursue the sale of Unit 1 and Unit
2. Notwithstanding this commitment, because Unit 2 has multiple owners and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives.

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

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The PSC Staff filed their direct case on October 25, 1999, which supported an exit fee of $15.6 to $16.7 million. Rebuttal testimony was filed on November 10, 1999 and a hearing for the purpose of cross-examination of all testimony was held on December 1 and 2, 1999. The recommended decision of the Administrative Law Judge ("ALJ") was issued on February 23, 2000 and supported an exit fee of approximately $14.9 million. At its session on July 19, 2000, the PSC indicated its intent to adopt the ALJ's recommendations with slight modifications.
Niagara Mohawk is awaiting issuance of the PSC's written order to determine what recommendations have been adopted. The parties to the case entered into a number of stipulations prior to the litigation phase that subjects the exit fee calculation to a true up based on the resolution of certain issues presented in other proceedings or forums. These include stipulations which call for ultimate determinations outside this case of the amortization period for regulatory assets, and return on Niagara Mohawk's regulatory assets for nuclear stranded costs, the MRA and loss on the sale of the fossil and hydro generation assets. Niagara Mohawk is unable to predict the outcome of this matter.

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

At the PSC's request, Niagara Mohawk has provided AMP with an updated exit fee estimate of $150 million (PSC method) to $272 million (FERC method). The range is dependent on whether the formula prescribed by the PSC in Power Choice or the method defined by FERC is used. During the first quarter of 1999, AMP filed a motion to re-argue with the Supreme Court and has also filed a notice of appeal from the decision of the lower court. On June 29, 1999, the Albany County Supreme Court denied AMP's motion to re-argue and renew the case. AMP failed to perfect on a timely basis, which failure may be excused by the court for good reason. On June 23, 1999, a representative of the AMP Communities submitted a letter to the PSC requesting that the alternative dispute resolution procedures of Niagara Mohawk's Power Choice Settlement be invoked to resolve the issue of the AMP Communities' obligations under the exit fee provisions of Niagara Mohawk's Retail Tariff. By letter dated August 10, 1999, the PSC directed Niagara Mohawk to meet with representatives of the AMP Communities and an administrative law judge employed by the PSC. Since that date, representatives of Niagara Mohawk and the AMP Communities have met on several occasions to exchange information and views on this subject, but no agreement has yet been reached. Niagara Mohawk is unable to predict what future actions, if any AMP will take with respect to this matter. If these 21 communities withdrew from Niagara Mohawk's system, Niagara Mohawk would experience a potential revenue loss of approximately 2 percent per year. In addition, the impact on Niagara Mohawk's electric margin is considered to be immaterial. However, suspension of Power Choice or renegotiation of its material terms could have a material adverse effect on Holdings and Niagara Mohawk's results of operations, financial condition, and future cash flows.

In a petition for expedited declaratory ruling filed with the FERC on June 24, 1999, the Griffiss Local Development Corporation ("GLDC") and the Oneida County Industrial Development Agency ("Oneida IDA") sought an order declaring that purchases of electricity from Niagara Mohawk by the Air Force Base Conversion Agency and/or by GLDC itself for use at the former Griffiss Air Force Base ("the Base") were wholesale sales subject to the jurisdiction of the FERC rather than retail sales subject to the jurisdiction of the PSC. In addition, GLDC and Oneida IDA also sought an order from the FERC asserting exclusive jurisdiction over any stranded cost obligation resulting from the change from retail to wholesale rates and a determination that Niagara Mohawk was not entitled to any stranded costs as a result of that change. Niagara Mohawk intervened in this proceeding and opposed all relief requested by GLDC. The FERC has not yet acted on this Petition.

On July 19, 1999, GLDC and Oneida IDA filed an application with the PSC for a certificate of public convenience and necessity allowing them to furnish electric service to retail customers located on the Base, subject to light-handed regulation by the PSC. On October 1, 1999, Niagara Mohawk intervened in this PSC proceeding and stated that it was opposed to the issuance of the approvals requested by GLDC and Oneida IDA unless they agreed to pay an exit fee, which Niagara Mohawk estimated at $12 million. GLDC filed responsive testimony and calculated an exit fee of $180,000, and the PSC outlined an exit fee of approximately $7 million in its testimony. A substantial portion of the difference between the Niagara Mohawk estimate and the PSC estimate related to future anticipated load to be served by GLDC. GLDC and Oneida IDA refused to agree to these terms, and the PSC set that case for hearing before one of its administrative law judges.

Shortly before that hearing was scheduled to commence, Niagara Mohawk entered into a settlement agreement with GLDC and Oneida IDA that provides GLDC with discounted electric rates for a five year period, which would be consistent with established discounted rates under Power Choice. This Settlement is contingent on GLDC's receipt of an allocation of Power For Jobs credits by the Economic Development Power Allocation Board and approval by the PSC, which has not yet been obtained. Upon approval of this settlement by the PSC, GLDC and Oneida IDA have agreed to withdraw their petition for an expedited declaratory ruling filed with the FERC and to refrain from challenging the rates established in the settlement for service during its five year term in any forum, including the FERC and PSC.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk's system or the amount of stranded costs it may receive as a result of any withdrawals.

                 GAS RATE AND RESTRUCTURING SETTLEMENT AGREEMENT

Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. On July 19, 2000, the PSC approved the agreement that had been negotiated between Niagara Mohawk and the PSC Staff and became effective on August 1, 2000. The agreement includes the following:

- A freeze on Niagara Mohawk's delivery rates for a three-year, ten-month period, beginning November 1, 1999. This will align the expiration of the gas rate agreement with the expiration of the Power Choice agreement.

-  Commodity costs will continue to be passed through to customers.

- Niagara Mohawk will recover all potential stranded pipeline capacity costs that result from customer switching through the use of the contingency reserve account, which was established by the previous gas settlement agreement.

- Niagara Mohawk would give each customer who migrates to another gas supplier a merchant function backout credit, which reflects services Niagara Mohawk is no longer providing to that customer. Any stranded transition costs related to migration will be recoverable through the contingency reserve account.

- A rate of return on common equity ("ROE") cap over the settlement period of 10 percent with a 50/50 sharing of excess earnings above the cap if Niagara Mohawk does not achieve any of the incentive linked with customer awareness and understanding of migration levels. Niagara Mohawk will be able to increase its earned ROE (up to 12 percent) without any sharing by achieving the incentive linked to customer awareness and understanding and the incentive linked to migration levels.

                             JANUARY 1998 ICE STORM

In January 1998, a major ice storm and flooding caused extensive damage in a large area of Northern New York. Niagara Mohawk's regulated electric transmission and distribution facilities in an area of approximately 7,000 square miles were damaged, interrupting service to approximately 120,000 customers. Niagara Mohawk had to rebuild much of its transmission and distribution system to restore power in the area. The total estimated cost of the restoration and rebuild efforts was approximately $140.5 million. Niagara Mohawk expensed $72.9 million (of which $62.1 million was considered incremental) and capitalized $67.6 million of costs as utility plant in 1998. In July 2000, Niagara Mohawk received $20.1 million from the New York State Disaster Relief Program towards the restoration costs, which was recorded in income in July 2000. While Niagara Mohawk pursued disaster relief for over two years, there was little historical precedence to indicate it would be successful. It was not until July 2000 that all federal and state approvals were granted.

                               FINANCIAL POSITION

Holdings and Niagara Mohawk's capital structure at June 30, 2000 and December 31, 1999, was as follows:


                                JUNE 30,     December 31,
              %                   2000          1999
------------------------------  --------    ------------
HOLDINGS:
Long-term debt . . . . . . . .  62.9          61.9
Preferred stock of subsidiary.   5.7           5.5
Common equity. . . . . . . . .  31.4          32.6

NIAGARA MOHAWK:
Long-term debt . . . . . . . .  64.6          63.3
Preferred stock. . . . . . . .   5.8           5.6
Common equity. . . . . . . . .  29.6          31.1


The closing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the fossil and hydro generation assets, will allow both entities to reduce the leverage in the capital structure. Book value of Holdings' common stock was $16.90 per share at June 30, 2000, as compared to $16.78 at December 31, 1999.

EBITDA for the 12 months ended June 30, 2000, was $1,170.2 million for Holdings. EBITDA has declined approximately $119.2 million as compared to the same period in 1999, primarily as a result of lower net income. (Note: EBITDA for the 12 months ended June 30, 1999, has been restated to reflect a change in the EBITDA calculation methodology using the method defined below. The amount of the change was $(7.2) million). EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk's ability to meet its future requirements for debt service. EBITDA should no be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not
be comparable to similarly titled measures used by other companies.   Following
is a reconciliation of EBITDA to Holdings' net income:


                                            TWELVE MONTHS ENDED
(in thousands of dollars)               JUNE 30,
                                          2000               1999
                                  ----------------      --------------
EBITDA . . . . . . . . . . . . .  $     1,170,197       $   1,289,376
Interest income. . . . . . . . .           22,919              14,756
Extraordinary item . . . . . . .          (13,966)            (10,750)
Income taxes . . . . . . . . . .          (22,697)            (13,378)
Preferred dividend requirement
   of subsidiary . . . . . . . .          (34,568)            (36,209)
Interest charges . . . . . . . .         (445,902)           (525,962)
Depreciation and amortization. .         (312,860)           (368,834)
Nuclear fuel amortization. . . .          (28,627)            (31,372)
Amortization/accretion of
   MRA/IPP buyout costs. . . . .         (369,749)           (300,670)
Allowance for funds used during
   construction. . . . . . . . .            2,859               6,740
Deferral of MRA interest rate
   savings . . . . . . . . . . .          (22,723)            (26,853)
                                  ----------------      --------------

NET INCOME . . . . . . . . . . .  $       (55,117)       $     (3,156)
                                  ================      ==============

During 1999, the PSC approved Niagara Mohawk's petition to purchase up to $800 million of Holdings' common stock. Holdings' Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings' common stock through December 31, 1999 for $157.2 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to five million shares of Holdings' common stock. The agent purchased the five million shares during 1999. Niagara Mohawk, which had the option to settle in cash or shares, elected to settle in cash on June 21, 2000 for $79 million.

Niagara Mohawk purchased 734,000 additional shares for approximately $9.6 million during the first quarter of 2000 and purchased 7,231,316 additional shares, excluding the 5 million noted above, for $101.6 million during the second quarter of 2000. Niagara Mohawk has subsequently purchased 4,064,340 additional shares for approximately $58.5 million from July 1, 2000 through August 11, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

(See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources").

On June 1, 2000, Niagara Mohawk obtained a new senior bank facility agreement that replaced the prior senior bank facility, which was scheduled to expire on that date. The new senior bank facility continues to provide Niagara Mohawk with $804 million of credit consisting of a one-year $280 million revolving credit facility with a one-year term loan option, a five-year $100 million revolving credit facility, and $424 million for letters of credit with a three-year term. The letter of credit facility provides credit support for Niagara Mohawk's adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority ("NYSERDA"). As of June 30, 2000, Niagara Mohawk has not drawn down on the revolving credit facility. During the second quarter of 2000, Niagara Mohawk repaid the $105 million outstanding on its previous senior bank facility.

Opinac has a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The facility expires September 30, 2000 and as of June 30, 2000, supports approximately $21.6 million in letters of credit. Opinac is working to extend the facility beyond September 30, 2000.

Niagara Mohawk has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through June 30, 2000, Niagara Mohawk had $210 million in such first mortgage bond maturities.

Niagara Mohawk is obligated to use 85 percent of the proceeds of the sale of its generation assets t reduce debt outstanding. To date, Niagara Mohawk has received approximately $907.6 million for the completed fossil and hydro generation assets sales and has used the required amount of the proceeds to reduce its debt. See Item 1. Notes to Consolidated Financial Statements - Note
3. - Rate and Regulatory Issues and Contingencies - Deferred loss on the sale of assets, for a further discussion of the Albany sale.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables ("NMR"), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. From the fourth quarter of 1999 through April 2000, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for this period. NMR was in compliance with the ratio for the months of May and June 2000. The amount of receivables sold at June 30, 2000 was $165.1 million. See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999,
Part II, Item 8. Financial Statements and Supplementary Data, Note 8. - Commitments and Contingencies, for a further discussion of this customer receivables program.

Holdings and Niagara Mohawk's NET CASH PROVIDED BY INVESTING ACTIVITIES decreased $285.8 and $361.1 million, respectively in the six months ended June 30, 2000 as compared to the same period in 1999. These decreases are primarily due to Niagara Mohawk completing the sale of the Huntley and Dunkirk coal-fired generation plants during the first six months of 1999.

Niagara Mohawk's NET CASH USED IN FINANCING ACTIVITIES decreased $107.5 million as compared to the same period in 1999, primarily due to the issuance of $200 million in Senior Notes in 2000, as Niagara Mohawk continued its program to reduce debt and repurchase Holdings' common stock. In addition, the decrease is due to the corporate restructuring which involved the transfer of Opinac's cash balance of $89.6 million to Holdings in 1999.

                              RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 2000 in comparison to the same periods in 1999. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and six-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the termination, restatement or amendment of IPP contracts pursuant to the MRA and the implementation of Power Choice. With the consummation of the MRA and the implementation of Power Choice effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years subsequent to the implementation of Power Choice to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

References to regulated activities are with respect to Niagara Mohawk, the regulated subsidiary of Holdings. References to unregulated activities are with respect to Opinac North America ("ONA"), the unregulated subsidiary of Holdings.

CUSTOMER SERVICE SYSTEM
-----------------------

In mid-February 1999, Niagara Mohawk implemented a new Customer Service System ("CSS"). The CSS replaced existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS provided the retail access and unbundled bill functionality required under Power Choice and also addressed Year 2000 compliance. These capabilities could not be developed in the previous systems. While CSS performs bill calculations for residential and commercial customers, legacy systems continue to calculate bills for most industrial customers.

Niagara Mohawk, like other companies that have implemented similar CSS projects, has experienced a transition period, characterized by significantly higher customer call volumes and complaints, billing and data accumulation issues, and other problems that impact productivity and costs. Billing and data accumulation issues included bill format errors, billing delays as edit and validation checks rejected bills, instances where bills could not be generated by CSS, and inappropriate late payment charges. The transition was also complicated by changes in the information and choices provided to customers pursuant to Power Choice. Niagara Mohawk took steps prior to and during the transition period to prioritize and respond to problems quickly. Although the more significant billing and data accumulation issues concerning customers have been addressed, resolution of the remaining transition issues will continue in 2000. These issues focus on enhancements and improvements to CSS, for example, improving front-end edit checks to reduce rejected bills and changing bill formats to improve customer understanding.

The CSS transition period has presented several financial exposures. Outstanding accounts receivables have increased, and Niagara Mohawk's bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Bad debt expense for the first six months of 2000 was $28.4 million, compared to $27.5 million in the comparable period in 1999. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business. These actions include increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather.

The PSC has been evaluating the development and implementation costs of the CSS project, as well as Niagara Mohawk's response to the transition problems incurred during implementation. The PSC issued an order in January 2000 directing that certain billing related problems identified by the PSC Staff be corrected, with emphasis on estimated bills, by March 31, 2000. Niagara Mohawk has addressed the PSC Staff's concerns regarding estimated bills by adding 45 new meter reader positions to increase the number of customers whose meters are read monthly from approximately 800,000 meters to 1.6 million meters. Further enhancements to CSS were designed to improve the quality of estimates and the ability to provide customers greater information about the preparation of an estimate. Other concerns raised by the PSC Staff in the order were addressed in a response filed by Niagara Mohawk in early February and further updated in a report on May 1, 2000. In the May 1, 2000 report, Niagara Mohawk identified that customer complaints regarding billing issues has significantly decreased in the first quarter of 2000 as compared to 1999. The PSC has required Niagara Mohawk to issue a final report outlining the results achieved from the enhancements made by November 1, 2000. Niagara Mohawk cannot predict the outcome or financial consequences, if any, of the continuing PSC inquiry, but believes it has met the requirements set forth by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------

Holdings:
---------

Holdings experienced a loss during the second quarter of 2000 of $19.7 million or 12 cents per share, as compared with a loss of $36.0 million or 19 cents per share for the second quarter of 1999. Losses in both periods include an extraordinary item to reflect the cost of early retirement of debt, which amounted to $0.9 million or 1 cent per share in 2000 and $10.8 million or 6 cents per share in 1999. The second quarter loss of 2000 as compared with the second quarter loss from 1999, has been impacted by the following items:

- Earnings were positively impacted by lower interest expense of approximately $20.4 million or 8 cents per share due to the repayment of debt.

- Earnings were negatively impacted by NYISO ancillary charges of approximately $4.6 million (net of those charges passed on to market based rate customers and net of other credits and deferrals) or 3 cents per share.

- Earnings were reduced by approximately $3.0 million or 2 cents per share as a result of the second phase of electricity price reductions implemented September 1, 1999 as part of the Power Choice agreement.

Niagara Mohawk:
---------------

Niagara Mohawk had a net loss of $12.7 million in the second quarter of 2000. The preferred dividend requirement reduced the balance available for common stock to a greater loss of $20.6 million. This loss as compared to the same period in 1999 is explained above in the discussion of Holdings' loss for the same period.

REVENUES AND SALES/DELIVERIES
-----------------------------

Of the $106.6 million increase in Holdings electric revenues, $22.3 million relates to Niagara Mohawk regulated revenues and $84.3 million relates to ONA unregulated revenues.

REGULATED ELECTRIC REVENUES increased $22.3 million or 3.0 percent from the second quarter of 1999. The increase is primarily due to the increase in transmission revenues as a result of revenue from congestion contracts implemented as part of the formation of the NYISO.

REGULATED ELECTRIC SALES/DELIVERIES to ultimate consumers were approximately
8.3 billion KWh in the second quarter of 2000, a 2.1 percent decrease from 1999, primarily as a result of milder weather. In addition, regulated retail sales in the second quarter of 1999 included the one-time impact of billing customers on a monthly basis rather than bi-monthly.

UNREGULATED ELECTRIC REVENUES increased $84.3 million or 218.3 percent from the second quarter of 1999 primarily as a result of Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy") having increased activity in the competitive energy market. Niagara Mohawk Energy is a wholly owned subsidiary of ONA.

UNREGULATED ELECTRIC SALES were 4.9 billion KWh or a 294.1 percent increase from the second quarter of 1999 primarily as a result of an increase in retail sales and sale to other marketers.

Of the $24.0 million increase in Holdings gas revenues, $14.4 million relates to Niagara Mohawk regulated revenues and $9.6 million relates to ONA unregulated revenues.

REGULATED GAS REVENUES increased $14.4 million or 11.8 percent in the second quarter of 2000 from the comparable period in 1999, primarily as a result of increased sales to ultimate consumers.

REGULATED GAS SALES to ultimate consumers were 14.6 million Dth or a 15.1 percent increase from the second quarter of 1999. This increase is largely due to cooler than normal weather.

UNREGULATED GAS SALES increased 2.0 million Dth or 105.8 percent in the second quarter of 2000 from the comparable period in 1999, primarily as a result of an increase in retail sales and sales to other gas marketers. As a result of the increase in sales, UNREGULATED GAS REVENUES increased $9.6 million or 184.2 percent in the second quarter of 2000 from the comparable period in 1999.

OPERATING EXPENSES
------------------

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED, which increased $156.4 million, is explained by Niagara Mohawk's activity, as well as an increase in unregulated supply costs of $85.0 million or 233.2 percent in the second quarter of 2000, primarily due to higher sales.

Niagara Mohawk's ELECTRICITY PURCHASED increased $102.8 million or 56.1 percent in the second quarter of 2000, primarily to compensate for the sale of Niagara Mohawk's generation assets. Niagara Mohawk now purchases more of its remaining load requirements through the NYISO or other parties. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk now avoids the cost of ownership, such as operating and maintenance, property taxes and depreciation. These variances are discussed below. See Holdings and Niagara Mohawk's combined Form 10-K for the fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Power Choice and the Restructuring of the Regulated Electric Utility Business - FERC Order 888" for a further discussion on the implementation of the NYISO. NYISO procedures require it to perform a Load Serving Entity Balancing Study on a monthly basis. The NYISO is currently behind schedule in performing these studies and Niagara Mohawk anticipates some refunds due to over billing on electricity purchases. However, Niagara Mohawk cannot estimate at this time what, if any, portion may be refunded and accordingly has not recorded any potential recoveries.

Niagara Mohawk's FUEL FOR ELECTRIC GENERATION decreased $31.3 million or 66.6 percent as compared to the second quarter in 1999, primarily as a result of the sale of its fossil generation plants.

Holdings' GAS PURCHASED expense reflects an increase in Niagara Mohawk's gas purchased expense of $14.1 million discussed below, as well as an increase of $9.3 million in the second quarter of 2000 primarily as a result of higher unregulated gas sales.

Niagara Mohawk's GAS PURCHASED expense increased $14.1 million in the second quarter of 2000. This was a result of a 3.0 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($8.5 million), a $2.1 million increase in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, and a 1.2 percent increase in the average cost per Dth purchased ($4.6 million). These increases were offset by a $1.1 million decrease in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, increased to $4.31 in 2000 from $4.26 in 1999.

OTHER OPERATION AND MAINTENANCE EXPENSE for both Holdings and Niagara Mohawk have decreased in the second quarter 2000 as compared to 1999 primarily due to lower fossil and hydro maintenance costs of $11.3 million due to the sale of the fossil and hydro generation plants during 1999 and 2000. This was partially offset by higher financing costs on the sale of accounts receivable of $3.2 million, and higher overtime and wage increases.

The decrease in DEPRECIATION AND AMORTIZATION of $15.8 million for both Holdings and Niagara Mohawk is primarily due to the sale of Niagara Mohawk's fossil and hydro generation plants during 1999 and 2000, which reduced depreciation and amortization by $13.4 million.

The decrease in OTHER TAXES for both Holdings and Niagara Mohawk of $28.7 million in the second quarter of 2000 as compared to the second quarter of 1999 is partly due to lower real estate taxes of $17.9 million resulting from the sale of Niagara Mohawk's fossil and hydro generation plants. Other taxes are also lower due to lower GRT rates and an increase in GRT credits received due to an increase in the customers in Niagara Mohawk's service territory that participate in New York State's Power for Jobs program. In addition, other taxes decreased as a result of the state tax law changes as further explained in
Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, "Basis of Presentation."

Holdings and Niagara Mohawk's OTHER INCOME increased in the second quarter of 2000 as compared to 1999, primarily due to the recording of the auction incentive associated with the sale of the Albany generation plant, as provided for in Power Choice, of approximately $6 million.

Holdings and Niagara Mohawk's INTEREST CHARGES decreased by $20.4 million mainly due to the repayment of approximately $1.1 billion in debt during 1999.

The increase in Holdings and Niagara Mohawk's INCOME TAXES of approximately $13.4 million is primarily due to a higher percentage allocation of federal income taxes to the second quarter of 2000 as compared to the same period in 1999, and investment tax credits recognized. Included in the second quarter 1999 results is approximately $8.5 million of previously deferred investment tax credits associated with the sale Niagara Mohawk's two coal-fired generation plants, while only $0.8 million previously deferred investment tax credits associated with the sale of the Albany oil and gas-fired generation plant is included in second quarter 2000 results. Niagara Mohawk believes this accounting to be consistent with applicable tax laws. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change. This increase was partially offset by a state income tax benefit of approximately $2.5 million which is explained in more detail in Item 1.
Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, "Basis of Presentation."

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999
---------------------------------------------------------------------

Holdings:
---------

Holdings experienced a loss during the first six months of 2000 of $5.2 million or 3 cents per share, as compared with earnings of $14.8 million or 8 cents per share for the first six months of 1999. Earnings for both six-month periods include extraordinary charges related to the early repayment of debt, which amounted to $0.9 million or 1 cent per share in 2000 and $10.8 million or 6 cents per share in 1999. The 2000 loss as compared with the earnings from 1999 has been negatively impacted by the following items:

- Higher costs of regulated gas purchased of approximately $41.3 million or 15 cents per share due to higher gas prices and higher purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism. The higher gas purchased costs reflect in part, timing differences that should reverse over the year as discussed further below.

- Higher nuclear operating costs of approximately $5.9 million or 2 cents per share through June 30, 2000, primarily as a result of the regulatory treatment of maintenance and refueling outages and the maintenance and refueling outage at Unit 2 during early 2000.

- Implementation of Niagara Mohawk's second phase of rate reductions in September 1, 1999 under Power Choice, which reduced regulated electric revenues by $12.6 million or 5 cents per share.

- NYISO ancillary charges of approximately $18.0 million (net of those charges passed on to market based rate customers and net of other credits and deferrals) or 7 cents per share.

- Higher NYISO energy costs of $11.0 million or 4 cents per share that were billed at higher rates than anticipated. See below for a further discussion of Niagara Mohawk's electric purchased power costs.

Earnings for the first six months were positively impacted by lower interest expense of approximately $25.6 million or 15 cents per share due to the early repayment of debt.

Niagara Mohawk:
---------------

Niagara Mohawk had earnings of $8.1 million in the first six months of 2000. The preferred dividend requirement reduced the balance available for common stock to a loss of $7.7 million. This loss as compared to the same period in 1999 is explained above in the discussion of Holdings' loss for the same period.

REVENUES AND SALES/DELIVERIES
-----------------------------

                            SIX MONTHS ENDED JUNE 30,





                                             ELECTRIC REVENUE (THOUSANDS)               SALES/DELIVERIES (GWH)
                                       --------------------------------------    ------------------------------
                                                                         %                                 %
                                             2000           1999       Change      2000       1999       Change
                                       --------------------------------------    -------------------------------
REGULATED:
   Residential. . . . . . . . . . . .  $    614,124   $    647,277     (5.1)      5,114       5,288       (3.3)
   Commercial . . . . . . . . . . . .       506,004        587,900    (13.9)      4,926       5,882      (16.3)
   Industrial . . . . . . . . . . . .       222,400        226,676     (1.9)      2,968       3,279       (9.5)
   Industrial - Special . . . . . . .        31,055         32,618     (4.8)      2,122       2,242       (5.4)
   Other. . . . . . . . . . . . . . .        20,613         21,960     (6.1)         87          87        0.0
                                       -------------  -------------  -------     -------      ------    -------
Regulated Sales to
        Ultimate Consumers. . . . . .     1,394,196      1,516,431     (8.1)     15,217      16,778       (9.3)
   Distribution of Energy . . . . . .        86,965         28,733    202.7       1,896         816      132.4
                                       -------------  -------------  -------     -------      ------    -------
Regulated Sales and Deliveries
        to Ultimate Consumers . . . .     1,481,161      1,545,164     (4.1)     17,113      17,594       (2.7)
   Other Electric Systems . . . . . .        41,771         22,872     82.6         856         922       (7.2)
   Transmission of Energy . . . . . .        67,915         47,576     42.8           -           -          -
   Miscellaneous. . . . . . . . . . .        11,389        (17,980)  (163.3)          -           -          -
   Reclassification of
    GRT revenues (Note 1) . . . . . .        (3,964)             -        -           -           -          -
                                       -------------  -------------  -------     -------      ------    -------
Total Regulated Sales and Deliveries.  $  1,598,272   $  1,597,632      0.0      17,969      18,516       (3.0)
                                       =============  =============  =======     =======     ======    ========

UNREGULATED:
   Wholesale & Retail Sales . . . . .  $    224,142   $     53,555    318.5       7,413       1,832      304.6
                                       =============  =============  =======     =======     ======    ========


Of the $171.2 million increase in Holdings electric revenues, $0.6 million relates to Niagara Mohawk regulated revenues and $170.6 million relates to ONA unregulated revenues.

REGULATED ELECTRIC REVENUES for the first six months of 2000 remained the same as compared to the same period last year. Sales for resale increased $18.9 million, miscellaneous revenues increased $29.4 million (including unbilled revenues) and transmission revenues increased $20.3 million. This increase was offset by a decrease in retail revenues of $64.0 million due to milder weather and lower prices. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. The decrease in regulated electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

REGULATED ELECTRIC SALES/DELIVERIES to ultimate consumers were approximately
17.1 billion KWh in the first six months of 2000, a 2.7 percent decrease from 1999. This decrease is primarily due to milder weather.

UNREGULATED ELECTRIC REVENUES increased $170.6 million or 318.5 percent from the first six months of 1999 primarily as a result of Niagara Mohawk Energy having increased activity in the competitive energy market.

UNREGULATED ELECTRIC SALES were 7.4 billion KWh or a 304.6 percent increase from the second quarter of 1999 primarily as a result of an increase in retail sales and sale to other marketers.

                            SIX MONTHS ENDED JUNE 30,


                                      GAS REVENUE (THOUSANDS)        SALES/DELIVERIES (THOUSANDS OF DTH)
                             ------------------------------------    -----------------------------------
                                                            %                                  %
                                  2000          1999      Change       2000        1999       Change
                             ------------------------------------    -------------------------------
REGULATED:
   Residential. . . . . . .  $   269,353    $  253,095      6.4       37,943      37,786        0.4
   Commercial . . . . . . .       76,108        73,240      3.9       11,324      12,135       (6.7)
   Industrial . . . . . . .        1,577         1,544      2.1          290         316       (8.2)
                             ------------   -----------   ------     --------    --------     ------
Regulated Total to
       Ultimate Consumers .      347,038       327,879      5.8       49,557      50,237       (1.4)
   Transportation of
      Customer-Owned Gas. .       36,146        30,318     19.2       74,273      68,632        8.2
   Spot Market Sales. . . .        1,604         1,373     16.8          592         698      (15.2)
   Miscellaneous. . . . . .         (732)        9,280   (107.9)           5           6      (16.7)
   Reclassification of
      GRT revenues (Note 1)       (1,231)            -        -            -           -          -
                             ------------   -----------  -------     --------    --------     ------
Total Regulated . . . . . .  $   382,825    $  368,850      3.8      124,427     119,573        4.1
                             ============   ===========  =======     ========    ========     ======

UNREGULATED:
   Wholesale & Retail . . .  $    33,352    $   13,361    149.6        9,916       4,826      105.5
                             ============   ===========  =======     ========    ========     ======


Of the $34.0 million increase in Holdings gas revenues, $14.0 million relates to Niagara Mohawk regulated revenues and $20.0 million relates to ONA unregulated revenues.

REGULATED GAS REVENUES increased $14.0 million or 3.8 percent in the first six months of 2000 from the comparable period in 1999. This increase is primarily due to an increase in residential sales and higher gas prices that are passed through to customers.

REGULATED GAS SALES to ultimate consumers were 49.6 million Dth or a 1.4 percent decrease from the first six months of 1999. This decrease is partially a result of warmer weather in the first quarter of 2000 as compared to the same period in 1999. In addition, the decrease is also due to the conversion of customers in the first quarter of 1999 from a bi-monthly billing to a monthly billing schedule as part of the conversion to the new CSS system.

UNREGULATED GAS SALES increased 5.1 million Dth or 105.5 percent in the first six months of 2000 from the comparable period in 1999, primarily as a result of an increase in retail sales and sales to other gas marketers. As a result of the increase in sales, UNREGULATED GAS REVENUES increased $20.0 million or 149.6 percent in the first six months of 2000 from the comparable period in 1999.

OPERATING EXPENSES
------------------

Holdings' FUEL FOR ELECTRIC GENERATION and ELECTRICITY PURCHASED, which increased $312.4 million, is explained by Niagara Mohawk's activity, as well as an increase in unregulated electric supply costs of $165.8 million or 326.7 percent in the first 6 months of 2000, primarily due to higher sales.

                                                SIX MONTHS ENDED JUNE 30,
                                                 (NIAGARA MOHAWK ONLY)

                                                      GWH                    COST (MILLIONS)            CENTS/KWH
                                          ----------------------------  ----------------------------   -----------
                                            2000      1999      % Chg       2000     1999     % Chg    2000   1999
                                            ----      ----      ------      ----     ----     -----    ----   ----
REGULATED FUEL FOR ELECTRIC GENERATION:
   Coal. . . . . . . . . . . . . . . . .       -      2,989     (100.0)   $    -   $ 44.5    (100.0)     -    1.5
   Oil . . . . . . . . . . . . . . . . .     213      1,089      (80.4)     10.0     31.6     (68.4)   4.7    2.9
   Natural Gas . . . . . . . . . . . . .      45        268      (83.2)      1.8      8.3     (78.3)   4.0    3.1
   Nuclear . . . . . . . . . . . . . . .   3,777      3,470        8.8      17.2     16.7       3.0    0.5    0.5
   Hydro . . . . . . . . . . . . . . . .       -      1,303     (100.0)        -        -         -      -      -
                                          -------    -------    -------   -------  ------  ---------   ----   ----
                                           4,035      9,119      (55.8)     29.0    101.1     (71.3)   0.7    1.1
   Deferral. . . . . . . . . . . . . . .       -          -          -         -      3.0    (100.0)     -      -
                                          -------    -------    -------   -------  ------  ---------   ----   ----
        Total electric generation. . . .   4,035      9,119      (55.8)     29.0    104.1     (72.1)   0.7    1.1
                                          -------    -------    -------   -------  ------  ---------   ----   ----

REGULATED ELECTRICITY PURCHASED:
      IPPs:
         Capacity. . . . . . . . . . . .       -          -          -       7.8      7.3       6.8      -      -
         Energy and taxes. . . . . . . .   2,679      3,862      (30.6)    163.4    195.1     (16.2)   6.1    5.1
                                          -------    -------    -------   -------  ------  ---------   ----   ----
            Total IPP purchases. . . . .   2,679      3,862      (30.6)    171.2    202.4     (15.4)   6.4    5.2
                                          -------    -------    -------   -------  ------  ---------   ----   ----
      Fossil/Hydro PPAs:
         Capacity. . . . . . . . . . . .       -          -          -      21.6      3.5     517.1      -      -
         Energy and taxes. . . . . . . .   2,699        297      808.8      50.6      4.7     976.6    1.9    1.6
                                          -------    -------    -------   -------  ------  ---------   ----   ----
            Total Fossil/Hydro purchases   2,699        297      808.8      72.2      8.2     780.5    2.7    2.8
                                          -------    -------    -------   -------  ------  ---------   ----   ----
      NYISO purchases. . . . . . . . . .   4,698          -      100.0     181.8        -     100.0    3.9      -
      NYISO ancillary charges. . . . . .       -          -          -      58.2        -     100.0      -      -
      Other purchases. . . . . . . . . .   4,321      5,184      (16.6)     27.5     89.9     (69.4)   0.6    1.7
      Swap payments. . . . . . . . . . .       -          -          -      69.9     43.3      61.4      -      -
                                          -------    -------    -------   -------  ------  ---------   ----   ----
         Sub-total regulated purchases .  14,397      9,343       54.1     580.8    343.8      68.9    4.0    3.7
                                          -------    -------    -------   -------  ------  ---------   ----   ----
      Deferral . . . . . . . . . . . . .       -          -          -     (14.7)     0.5  (3,040.0)     -      -
                                          -------    -------    -------   -------  ------  ---------   ----   ----
        Total regulated purchases. . . .  14,397      9,343       54.1     566.1    344.3      64.4    3.9    3.7
                                          -------    -------    -------   -------  ------  ---------   ----   ----

Total generated and purchased. . . . . .  18,432     18,462       (0.2)    595.1    448.4      32.7    3.2    2.4
                                          ======     =======    =======   =======  ======  =========  =====   ====


Niagara Mohawk's ELECTRICITY PURCHASED increased $221.8 million or 64.4 percent in the first six months of 2000, primarily to compensate for the sale of Niagara Mohawk's fossil and hydro generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO or other parties. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes and depreciation. The decrease in IPP purchases is primarily due to the additional IPP contract buyouts made in 1999 and 2000. The amortization of the buyout costs is included on the "Amortization/accretion of the MRA/IPP buyout costs" line item of the Consolidated Statements of Income. The reductions in IPP purchases were offset in part by an increase in hydro IPP purchases due to an increase in water flow compared to a drier season in 1999. These IPP hydro purchases have a higher cost per Kwh than market based prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. Included in other purchases for the six months ended June 30, 1999 are purchases from the New York Power Pool ("NYPP"), the predecessor of the NYISO. The decrease in other purchase for the six months ended June 30, 2000 is primarily due to the elimination of NYPP. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed above in Part 1, Item 1. Notes to the Consolidated Financial Statements, Note 3. Rate and Regulatory Issues and Contingencies, "Deferred loss on the sale of assets."

See Holdings and Niagara Mohawk's combined Form 10-K for the fiscal year ended December 31, 1999, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Power Choice and the Restructuring of the Regulated Electric Utility Business - FERC Order 888" for a further discussion on the implementation of the NYISO. Included in the NYISO ancillary charges is an operating reserve charge. This charge is based upon market prices, which significantly increased during the month of February 2000. Approximately one-half of the operating reserve charges have been reimbursed under the Huntley and Dunkirk financial swaps or passed on to customers that are charged a market price for commodity. During the first quarter, Niagara Mohawk, among others, petitioned the FERC to revise the calculation of this charge and requested a refund on the over charge. The NYISO temporarily set a price cap on the charge, which went into effect in March 2000. On May 31, 2000, the FERC denied the portion of the petition regarding the refund on the over charge. Niagara Mohawk has appealed the decision but cannot predict the outcome of the appeal. Niagara Mohawk also believes that it was over billed for a portion of its energy purchases and believes it may receive a refund for a portion of these charges when the NYISO performs its Load Serving Entity Balancing Study as required. The
NYISO is currently behind schedule in performing these studies and Niagara Mohawk anticipates some refunds due to over billing on electricity purchases. However, Niagara Mohawk cannot estimate at this time what, if any, portion may be refunded.

Niagara Mohawk has entered into financial agreements, with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the above table are measured as the difference between the specified contract price and the market price of electricity, relative to notional quantity of electricity. See Holdings and Niagara Mohawk's combined Form 10-K for the fiscal year ended December 31, 1999,
Part II, Item 7A.Quantitative and Qualitative Disclosures About Market Risk - "Commodity Price Risk" and also Note 9. Fair Value of Financial and Derivative Financial Instruments - "Swap Contracts." The IPP Indexed swaps and the Albany swap contract prices are indexed monthly to changes in the price of gas (the primary fuel of these facilities). The IPP Indexed swaps began indexing changes in gas prices on July 1, 2000, after two years of fixed prices. The indexing increased the contract prices for July by 38 percent, or $6.8 million higher than previously forecast. Under Power Choice, Niagara Mohawk bears the risk of changes in the indexed contract prices until August 31, 2001. Thereafter, changes in prices will be borne by customers.

Beginning August 11, 2000, Niagara Mohawk entered into NYMEX gas futures contracts to hedge the September 2000 through March 2001 escalation in the natural gas price component for two of the eight IPP indexed swap contracts. The average price of gas in the futures contracts is $4.38 per Dth. These 2 IPP swap contracts represent 25 percent of the notional quantities addressed by the 8 IPP Indexed Swap Contracts. Niagara Mohawk is investigating other opportunities to mitigate future gas price risk associated with these contracts, which may include purchasing additional NYMEX futures.

The method of accounting for gas futures is in accordance with SFAS No. 80 "Accounting for Futures Contracts" as a hedge of an anticipated transaction. Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the payments under the indexed swap contracts are recognized in power purchases in the Consolidated Statements of Income.

The transactions being hedged are increases in the commodity cost of natural gas used as a component of the indexing of the IPP swap contract prices. The extent to which the cost of gas impacts the IPP swap contract prices varies by contract, but on average represents 60 percent to 70 percent of the indexed contract prices.

If there is a loss of correlation between changes in the market value of the futures contracts and the commodity cost of gas, we would cease to account for the contracts as hedges and any gains or losses in the contracts value would be recognized in the Statements of Income currently.

These gas futures contracts qualify for hedge accounting because they are designated as hedges at their inception, and price movements in the futures contracts are expected to correlate with changes in the commodity price of natural gas. This commodity price change is expected to correlate with changes in the indexed contract prices. The results of the futures contracts should substantially offset the effects that gas price changes have on the indexed contract prices.

As a result of Niagara Mohawk's sale of its fossil generation assets, FUEL FOR ELECTRIC GENERATION decreased $75.1 million as compared to the first six months in 1999. Niagara Mohawk's nuclear generation increased as compared with the first six months of 1999, primarily due to the extended outages at Unit 1 and Unit 2 during the first six months of 1999. In accordance with Power Choice, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs.

Niagara Mohawk's GAS PURCHASED expense increased $45.2 million in the first 6 months of 2000. This was a result of a $19.3 million increase in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 14.9 percent increase in the average cost per Dth purchased ($22.0 million), a 1.2 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($3.7 million), and a $0.2 million increase in spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate customers. Niagara Mohawk's net cost per Dth sold, as charged to expense, excluding spot market purchases, increased to $3.54 in 2000 from $3.08 in 1999.

The increase in the purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism was primarily due to a change in the regulatory treatment for these costs in accordance with Niagara Mohawk's temporary gas rate agreement that has been in place since the expiration of the 1996 rate agreement on November 1, 1999. The result of this change in recovery method will cause Niagara Mohawk to experience a lower gas margin during high volume periods, such as in the winter months, and a higher gas margin during low volume periods, such as in the summer months. Although the negative six month 2000 earnings impact from this timing difference is expected to reverse during the year, annual gas margins for 2000 are expected to be lower because certain cost saving incentives earned in 1999 are no longer available under the gas rate agreement.

Holdings' GAS PURCHASED expense reflects Niagara Mohawk's activity, as well as an increase of $20.0 million in the first 6 months of 2000 primarily as a result of higher unregulated sales.

OTHER OPERATION AND MAINTENANCE EXPENSE for both Holdings and Niagara Mohawk increased for the first six months of 2000 as compared to the same period in 1999 as a result of higher financing costs on the sale of accounts receivable of $9.0 million, a $5.4 million increase in nuclear costs incurred primarily for the scheduled refueling and maintenance outage at Unit 2, partially offset by lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000.

DEPRECIATION AND AMORTIZATION EXPENSE for both Holdings and Niagara Mohawk have decreased $32.6 million for the first 6 months of 2000 as a result of Niagara Mohawk's sale of its fossil and hydro generation assets during 1999 and 2000, which decreased depreciation and amortization expense by $28.2 million.

The decrease in OTHER TAXES of $82 million for both Holdings and Niagara Mohawk for the first 6 months of 2000 as compared to the same period in 1999 is partly due to lower real estate taxes of $35.8 million resulting from the sale of Niagara Mohawk's fossil and hydro generation plants. Other taxes are also lower due to lower GRT rates and an increase in GRT credits received due to an increase in the customers in Niagara Mohawk's service territory that participate in New York State's Power for Jobs program. In addition, other taxes decreased as a result of the state tax law changes as further explained in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, "Basis of Presentation."

Holdings and Niagara Mohawk's INTEREST CHARGES decreased by $39.3 million mainly due to the repayment of approximately $1.1 billion in debt during 1999.

Holdings and Niagara Mohawk's INCOME TAXES were about the same for the six months ended 2000 and 1999. As further explained in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, "Basis of Presentation," about $12 million of state income taxes are included in the "income taxes" line item for the 6 months ended June 30, 2000 reflecting the change in the New York State income tax law. There were no state income taxes applicable to Niagara Mohawk in 1999. Holdings and Niagara Mohawk's federal income taxes were lower by approximately $12 million primarily due to lower book taxable income in the first 6 months of 2000 as compared to 1999. Included in earnings for the first 6 months of 1999 is approximately $8.5 million of previously deferred investment tax credits associated with the sale of Niagara Mohawk's two coal-fired generation plants, while only $0.8 million previously deferred investment tax credits associated with the sale of the Albany oil and gas-fired generation plant is included in the results for the first 6 months of 2000. Niagara Mohawk believes this accounting to be consistent with applicable tax laws. The effective tax rate will differ from the statutory rates primarily due to the flow-through of certain federal tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings or Niagara Mohawk's market risk or market risk strategies during the six months ended June 30, 2000. For a Based upon forecasts of gas commodity prices, Niagara Mohawk may experience increases in the cost of gas purchased for resale to customers and in payments under the IPP indexed swap contracts; the mitigation of these risks is discussed below. For a detailed discussion of market risk, see Holdings and Niagara Mohawk's combined Form 10-K for fiscal period ended December 31, 1999, Part II,
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

GAS FUTURES CONTRACTS - GAS FOR RESALE TO CUSTOMERS
---------------------------------------------------

In June of 2000, Niagara Mohawk began to hedge its exposure to fluctuations in natural gas commodity prices with New York Mercantile Exchange ("NYMEX") gas futures contracts. Niagara Mohawk has a risk management policy defining the limits within which hedging activities are carried out. The objective of Niagara Mohawk's hedging program is to manage gas price changes through the use of financial instruments to reduce price volatility. Niagara Mohawk does not hold speculative positions in gas commodity futures for trading. The method of accounting for gas futures is in accordance with SFAS No. 80 "Accounting for Futures Contracts" as a hedge of an anticipated transaction.

Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the cost of purchased gas are recognized in Gas Purchased in the Consolidated Statements of Income.

The item to be hedged, purchased natural gas, exposes Niagara Mohawk to commodity price volatility. Even though Niagara Mohawk's exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs, Niagara Mohawk uses gas futures as hedges to effectively and prudently manage those costs.

These gas futures contracts qualify for hedge accounting because they are designated as hedges at their inception, and price movements in the futures contracts are highly correlated with changes in the price of the natural gas. The effect of settlement of the contracts should effectively offset the effects of price changes in gas.

The anticipated transactions being hedged are the purchases of natural gas for resale to customers for the winter heating season of November 2000 through March 2001. Based on similar purchases in the past, the quantity of gas hedged by the futures contracts should represent approximately ten percent of the gas purchased during this time frame.

If there is a loss of correlation between changes in the market value of the futures contracts and gas commodity costs, we would cease to account for the contracts as hedges and any gains or losses in the contracts value would be recognized in the Statements of Income currently. However, Niagara Mohawk believes that prudently incurred costs are recoverable from customers, and any gain or loss would be deferred for pass back or recovery.

GAS FUTURES CONTRACTS - INDEXED SWAP CONTRACTS
----------------------------------------------

Beginning August 11, 2000, Niagara Mohawk entered into NYMEX gas futures contracts to hedge the September 2000 through March 2001 escalation in the natural gas price component for two of the eight IPP indexed swap contracts. The average price of gas in the futures contracts is $4.38 per Dth. These 2 IPP swap contracts represent 25 percent of the notional quantities addressed by the 8 IPP Indexed Swap Contracts. Niagara Mohawk is investigating other opportunities to mitigate future gas price risk associated with these contracts, which may include purchasing additional NYMEX futures.

The method of accounting for gas futures is in accordance with SFAS No. 80 "Accounting for Futures Contracts" as a hedge of an anticipated transaction. Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the payments under the indexed swap contracts are recognized in power purchases in the Consolidated Statements of Income.

The transactions being hedged are increases in the commodity cost of natural gas used as a component of the indexing of the IPP swap contract prices. The extent to which the cost of gas impacts the IPP swap contract prices varies by contract, but on average represents 60 percent to 70 percent of the indexed contract prices.

If there is a loss of correlation between changes in the market value of the futures contracts and the commodity cost of gas, we would cease to account for the contracts as hedges and any gains or losses in the contracts value would be recognized in the Statements of Income currently.

These gas futures contracts qualify for hedge accounting because they are designated as hedges at their inception, and price movements in the futures contracts are expected to correlate with changes in the commodity price of natural gas. This commodity price change is expected to correlate with changes in the indexed contract prices. The results of the futures contracts should substantially offset the effects that gas price changes have on the indexed contract prices.

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

On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch's unilateral offer of settlement, dismissing Fourth Branch's complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission's decision. On March 16, 2000, FERC denied the petition for rehearing. On April 21, 2000, Fourth Branch filed an appeal of FERC's decision to the United States Court of Appeals in Washington D.C.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend them vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk's financial statements.

DEC AIR POLLUTION NOTICE OF VIOLATION
-------------------------------------

On May 25, 2000, the New York State Department of Environmental Conservation issued an air pollution notice of violation to Niagara Mohawk Power Corporation ("Niagara Mohawk") regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc., the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Holdings' annual meeting on May 16, 2000,

(1)  The Election of Directors was as follows:

                                                  Shares Withheld
                               Shares Voted For      Authority
                               ----------------      ---------
     Lawrence Burkhardt, III     150,215,579         5,017,375
     John H. Dalton              151,152,106         4,080,848
     William J. Donlon           150,094,358         5,138,596
     Stephen B. Schwartz         151,092,677         4,140,277

(2) A shareholder proposal relating to Holdings' endorsement of the Coalition for Environmentally Responsible Economies Principles as part of its commitment to be publicly accountable for its environmental impact was rejected by a vote of 24,551,217 for, 106,956,237 against, 5,696,004 abstentions, and 18,029,496 broker non-votes.

ITEM 5.  OTHER INFORMATION

On July 18, 2000, U.S. Senator Charles Schumer (D-NY) and Senator Phil Gramm (R-TX) introduced federal legislation to restructure the electric industry, such that utilities in states that have not enacted electric restructuring legislation by July 1, 2000 would be prohibited from collecting more than 50 percent of the utility's estimated stranded costs. Since New York State has not enacted restructuring legislation, the Schumer bill would force the PSC to redo the individual restructuring plans already approved by the PSC. The stranded cost recovery language could significantly reduce the stranded cost recovery currently permitted under Niagara Mohawk's Power Choice agreement. Additionally the bill would repeal the Public Utility Regulatory Policies Act ("PURPA") and the Public Utility Holding Company Act ("PUHCA"). Most PURPA contracts would be grandfathered, except certain above market contracts that cover purchases made five years after enactment of the bill.

PSC Chairman Maureen O. Helmer issued a statement on the same day opposing Senator Schumer's proposed electric industry restructuring bill, noting that New York is one of the two states leading the nation in establishing an effective framework for customer choice in a competitive electric industry.

The Company is unable to predict the outcome of this bill, however such legislation could have a material adverse effect on its results of operations and financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 3 - By-Laws of Holdings, as amended June 13, 2000.

     Exhibit 10 - Amendment to the Long Term Incentive Plan dated April 27,
     2000.

     Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 2000 and 1999.

     Exhibit 12a - Statement Showing Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2000 for Niagara Mohawk Holdings, Inc.

     Exhibit 12b - Statement Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 2000 for Niagara Mohawk Power Corporation.

     Exhibit 15 - Accountants' Acknowledgement Letter.

     Exhibit 27a - Financial Data Schedule for Niagara Mohawk Holdings, Inc.

     Exhibit 27b - Financial Data Schedule for Niagara Mohawk Power Corporation.

In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, Niagara Mohawk agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreement comprising the $804 million senior debt facility that Niagara Mohawk completed with a bank group on June 1, 2000. The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of Niagara Mohawk and its subsidiaries.

(b)  Reports on Form 8-K:

NIAGARA MOHAWK HOLDINGS, INC.
-----------------------------

Form 8-K Reporting Date - May 12, 2000

Items reported:
(1) Item 5. Other Events

(a) Niagara Mohawk filed a press release regarding the termination of its June 24, 2000 agreement with AmerGen Energy Co.
(b) Niagara Mohawk issued a press release relating to the closing on the sale of its Albany oil and gas-fired generation station.
(c) Niagara Mohawk closed on the issuance of $200 million senior notes on May 12, 2000.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99-1 - Press release of Niagara Mohawk issued on May 12, 2000, relating to the termination of the agreement with AmerGen Energy Co.

    Exhibit 99-2 - Press release of Niagara Mohawk issued on May 12, 2000, relating to the closing on the sale of its Albany oil and gas-fired generation station.

Form 8-K Reporting Date - May 25, 2000
Items reported:

(1) Item 5. Other Events
(a) On May 25, 2000, the New York State Department of Environmental Conservation issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk).

(b) Niagara Mohawk issued a press release regarding an announcement to auction their ownership interest in Unit 1 and Unit 2.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99 - Press release of Niagara Mohawk issued on June 1, 2000, regarding an announcement to auction Niagara Mohawk's ownership interest in Unit 1 and Unit 2.

Form 8-K Reporting Date - July 28, 2000
Items reported:

(1) Item 5. Other Events

    Holdings filed a press release relating to its second quarter earnings for 2000.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99 - Press release of Holdings issued July 28, 2000, relating to its second quarter earnings.

NIAGARA MOHAWK POWER CORPORATION
--------------------------------

Form 8-K Reporting Date - May 9, 2000
Items reported:

(1) Item 5. Other Events

On May 9, 2000, Niagara Mohawk entered into an underwriting agreement related to the offering and sale of $200 million aggregate principal amount of 8-7/8 percent Senior Notes due 2007. The offering and sale of the Notes was consummated on May 12, 2000.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

(a) Exhibit 1.1 - Underwriting Agreement dated May 9, 2000
(b) Exhibit 1.2 - Indenture dated as of May 12, 2000
(c) Exhibit 1.3 - First supplemental Indenture dated as of May 12, 2000
(d) Exhibit 1.4 - The Global Note

Form 8-K Reporting Date - May 12, 2000
Items reported:

(1) Item 5. Other Events

(a) Niagara Mohawk filed a press release regarding the termination of its June 24, 2000 agreement with AmerGen Energy Co.
(b) Niagara Mohawk issued a press release relating to the closing on the sale of its Albany oil and gas-fired generation station.
(c) Niagara Mohawk closed on the issuance of $200 million senior notes on May 12, 2000.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99-1 - Press release of Niagara Mohawk issued on May 12, 2000, relating to the termination of the agreement with AmerGen Energy Co.

    Exhibit 99-2 - Press release of Niagara Mohawk issued on May 12, 2000, relating to the closing on the sale of its Albany oil and gas-fired generation station.

Form 8-K Reporting Date - May 25, 2000
Items reported:

(1) Item 5. Other Events

(a) On May 25, 2000, the New York State Department of Environmental Conservation issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk).
(b) Niagara Mohawk issued a press release regarding an announcement to auction their ownership interest in Unit 1 and Unit 2.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99 - Press release of Niagara Mohawk issued on June 1, 2000, regarding an announcement to auction Niagara Mohawk's ownership interest in Unit 1 and Unit 2.

Form 8-K Reporting Date - July 28, 2000
Items reported:

(1) Item 5. Other Events

    Holdings filed a press release relating to its second quarter earnings for 2000.

(2) Item 7. Financial Statements, Pro Forma Financial Information and
    Exhibits

    Exhibit 99 - Press release of Holdings issued July 28, 2000, relating to its second quarter earnings.

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

                                         NIAGARA MOHAWK HOLDINGS, INC.
                                                 (Registrant)



Date:  August 14, 2000              By:  /s/Steven W. Tasker
                                         -----------------------------
                                         Steven W. Tasker
                                         Vice President-Controller and
                                         Principal Accounting Officer



                                         NIAGARA MOHAWK POWER CORPORATION
                                                    (Registrant)



Date:  August 14, 2000              By:  /s/Steven W. Tasker
                                         ----------------------------
                                         Steven W. Tasker
                                         Vice President-Controller and
                                         Principal Accounting Officer

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

3         By-Laws of Holdings, as amended June 13, 2000.

10        Amendment to the Long Term Incentive Plan dated April 27, 2000.

11        NIAGARA MOHAWK HOLDINGS, INC.
          Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 2000 and 1999.

12a       NIAGARA MOHAWK HOLDINGS, INC.
          Statement Showing Computation of Ratio of Earnings to Fixed Charges for the Twelve Months Ended June 30, 2000.

12b       NIAGARA MOHAWK POWER CORPORATION
          Statement Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 2000.

15        Accountants' Acknowledgement Letter.

27a       NIAGARA MOHAWK HOLDINGS, INC.
          Financial Data Schedule.

27b       NIAGARA MOHAWK POWER CORPORATION
          Financial Data Schedule.

EXHIBIT 3




                          BY-LAWS

                 NIAGARA MOHAWK HOLDINGS, INC.

                     ADOPTED APRIL 7, 1998

                 (As Amended June 13, 2000)





                                BY-LAWS

                     NIAGARA MOHAWK HOLDINGS, INC.

                         ADOPTED APRIL 7, 1998

                      (As Amended June 13, 2000)

                            *Index
                               Page                                    Page
Action by the Board            9,14   	Notice of Meetings             1,9,14
Amendments                       17   Number of Directors                 8
Annual Meeting                  1,9   Officers                           12
Board of Directors                8   Organization                        7
Board Meetings                    9   Other Matters                      14
Certificates                     13   Place of Meetings                   1
Committees                       11   Power of Board                      8
Compensation                     10   Powers and Duties                8,12
Conduct of Meeting                7   Proxies                             4
Confidentiality                   7   Qualification                     3,8
Corporate Records                14   Quorum                            3,9
Corporate Seal                   14   Record Date                         4
Election                          8   Removal                         10,12
Executive Committee              11   Resignation                     10,12
Fiscal Year                      14   Shareholders                        1
Forms of Share Certificates	      13   Shareholder Proposals               5
Indemnification                  15   Special Meetings                  1,9
Inspectors                        2   Term of Office                   8,12
Interest of Directors and             Transfers of Shares                13
  Officers in Transactions       14   Vacancies                        8,12
List of Shareholders at Meetings  3   Vote or Consent of Shareholders     4
Lost Share Certificates          13   Voting                         3,4,15
                                      Waiver of Notice              2,10,14
</table?
*This index does not constitute part of the By-Laws
 or have any bearing upon the interpretation of their
 terms and provisions.




                                  BY-LAWS

                                    OF

                          NIAGARA MOHAWK HOLDINGS, INC.



                                  ARTICLE I.

                                Shareholders


Section 1.1. Annual Meeting. A meeting of shareholders shall be held annually for the election of directors at such date and time as may be designated by the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.


Section 1.2. Special Meetings. Special meetings of the shareholders may be called by the Chairman of the Board or by the Board of Directors pursuant to resolution adopted by a majority of the total number of directors which the Corporation would have if there were no vacancies, the Chairman of the Board or the President, to be held at such date and time as may be stated in the notice of the meeting.
At any special meeting only such business may be transacted which is related to the purpose or purposes set forth in the notice of such special meeting given pursuant to Section 1.4 of these By-Laws.


Section 1.3. Place of Meetings. Meetings of shareholders shall be held at such place, within or without the State of
New York, as may be fixed by the Board of Directors. If no place is so fixed, such meetings shall be held at the prin-cipal office of the Corporation in the State of New York.


Section 1.4. Notice of Meetings. Written notice of each meeting of shareholders shall be given stating the place, date and hour of the meeting. Notice of a special meeting of shareholders shall indicate that it is being issued by or at the direction of the person or persons calling the meeting and shall state the purpose or purposes for which the meeting is called. If, at any meeting of shareholders, action is proposed to be taken which would, if taken, entitle objecting shareholders to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect and shall be accompanied by a copy of Section
623 of the New York Business Corporation Law as then in effect or an outline of its material terms. A copy of the notice of each meeting of shareholders shall be given, personally or by first class mail, not fewer than ten nor more than sixty days before the date of the meeting, or shall be given by third class mail not less than twenty-four nor more than sixty days before the date of the meeting, to each shareholder entitled to vote at such meeting. If mailed, such notice shall be deemed given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his or her address as it appears on the record of shareholders, or, if he or she shall have filed with the Secretary of the Corporation a written request that notices to him or her be mailed to some other address, then directed to him or her at such other address. When a meeting of shareholders is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting.
However, if after the adjournment the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice under this Section
1.4.


Section 1.5. Waiver of Notice. Notice of meeting need not be given to any shareholder who submits a signed waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him or her.

Section 1.6. Inspectors. Voting at meetings of shareholders shall be conducted by inspectors. The Board of Directors, in advance of any shareholders' meeting, shall appoint one or more inspectors to act at the meeting or any adjournment thereof. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his or her ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum and the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them.


Section 1.7. List of Shareholders at Meetings. A list of shareholders as of the record date, certified by the Secretary or any Assistant Secretary or by a transfer agent, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.
Section 1.8. Qualification of Voters. Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in his or her name on the record of shareholders, unless otherwise provided in the Certificate of Incorporation. If the Certificate of
Incorporation provides for more or less than one vote for any share on any matter, every reference in these By-Laws to a majority or other proportion of shares shall be construed to refer to such majority or other proportion of the votes of such shares. Treasury shares as of the record date and shares held as of the record date by another domestic or foreign corporation of any type or kind, if a majority of the shares entitled to vote in the election of directors of such other corporation is held as of the record date by the Corporation, shall not be shares entitled to vote or to be counted in determining the total number of outstanding shares. Shares held by an administrator, executor, guardian, conservator, committee or other fiduciary, except a trustee, may be voted by him or her or it, either in person or by proxy, without transfer of such shares into his or her or its name. Shares held by a trustee may be voted by him or her or it, either in person or by proxy, only after the shares have been transferred into his or her or its name as trustee or into the name of his or her or its nominee. Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent or proxy as the By-
Laws of such corporation may provide, or, in the absence of such provision, as the board of directors of such corporation may determine. A shareholder shall not sell his or her vote or issue a proxy to vote to any person for any sum of money or anything of value except as permitted by law.


Section 1.9. Quorum of Shareholders. The holders of a majority of the votes of shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or series, voting as a class, the holders of a majority of the votes of shares of such class or series shall constitute a quorum for the transaction of such specified item of business.
When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders. The shareholders present in person or by proxy and entitled to vote may, by a majority of the votes cast, adjourn the meeting despite the absence of a quorum.


Section 1.10. Proxies. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him or her by proxy. No proxy shall be valid after the expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by law. The authority of the holder of a proxy to act shall not be revoked by the incompetence or death of the shareholder who executed the proxy unless, before the authority is exercised, written notice of an adjudication of such incompetence or of such death is received by the Secretary or any Assistant Secretary.
A shareholder may authorize another person or persons to act for the shareholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram or other means of electronic transmission must either set forth or be submitted with information from which it can be reasonably determined that the telegram, cablegram or other electronic transmission was authorized by the shareholder.



Section 1.11. Vote or Consent of Shareholders. Directors shall, except as otherwise required by law or by the Certificate of Incorporation, be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election. Whenever any corporate action, other than the election of directors, is to be taken by vote of the shareholders, it shall, except as otherwise required by law or by the Certificate of Incorporation, be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon. Written consent thus given by the holders of all outstanding shares entitled to vote shall have the same effect as a unanimous vote of shareholders.


Section 1.12.  Fixing Record Date.  For the purpose of
determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board of Directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed: (1) the record date for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held; and (2) the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted. When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjourned meeting.


Section 1.13.  Advance Notice of Shareholder Proposals.   The
matters to be considered and brought before any annual or
special meeting of shareholders of the Corporation shall be
limited to only such matters, including the nomination and
election of directors, as shall be brought properly before
such meeting in compliance with the procedures set forth in
this Section 1.13.

For any matter to be properly before any annual meeting of shareholders, the matter must be (i) specified in the notice of annual meeting given by or at the direction of the Board of Directors, (ii) otherwise brought before the annual meeting by or at the direction of the Board of Directors or (iii) brought before the annual meeting in the manner specified in this
Section 1.13 by a shareholder of record. In addition to any other requirements under applicable law and the Certificate of Incorporation and By-Laws of the Corporation, persons nominated by shareholders for election as directors of the Corporation and any other proposals by shareholders shall be properly brought before the meeting only if notice of any such matter to be presented by a shareholder at such meeting of shareholders (the "Shareholder Notice") shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not less than ninety nor more than one hundred and twenty days prior to the first anniversary date of the annual meeting for the preceding year; provided, however, if and only if the annual meeting is not scheduled to be held within a period that commences thirty days before such anniversary date and ends thirty days after such anniversary date (an annual meeting date outside such period being referred to herein as an "Other Meeting Date"), such Shareholder Notice shall be given in the manner provided herein by the later of the close of business on (i) the date ninety days prior to such Other Meeting Date or (ii) the tenth day following the date such Other Annual Meeting Date is first publicly announced or disclosed; and provided further that for the first annual meeting after the Corporation becomes the holding company of Niagara Mohawk Power Corporation, the applicable deadlines shall be those that would have applied to Niagara Mohawk Power Corporation. Any shareholder desiring to nominate any person or persons (as the case may be) for election as a director or directors of the Corporation shall deliver, as part of such Shareholder Notice, a statement in writing setting forth the name of the person or persons to be nominated, the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by each such person, as reported to such shareholder by such nominee(s), the information regarding each such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the Securities and Exchange
Commission (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Corporation), each such person's signed consent to serve as a director of the Corporation if elected, such shareholder's name and address and the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by such shareholder. Any shareholder who gives a Shareholder Notice of any matter proposed to be brought before the meeting (not involving nominees for director) shall deliver, as part of such Shareholder Notice, the text of the proposal to be presented and a brief written statement of the reasons why such shareholder favors the proposal and setting forth such shareholder's name and address, the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by such shareholder and, if applicable, any material interest of such shareholder in the matter proposed (other than as a shareholder). As used herein, shares "beneficially owned" shall mean all shares which such person is deemed to beneficially own pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of
1934 (the "Exchange Act").

Notwithstanding anything in this Section 1.13 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and either all of the nominees for director or the size of the increased
Board of Directors is not publicly announced or disclosed by the Corporation at least one hundred days prior to the first anniversary of the preceding year's annual meeting, a Shareholder Notice shall also be considered timely hereunder, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not later than the close of business on the tenth day following the first date all of such nominees or the size of the increased Board of Directors shall have been publicly announced or disclosed.

Only such matters shall be properly brought before a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any shareholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Corporation's notice of meeting, if the Shareholder Notice required by Section 1.13 hereof shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not later than the close of business on the tenth day following the day on which the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting is publicly announced or disclosed.

For purposes of this Section 1.13, a matter shall be deemed to have been "publicly announced or disclosed" if such matter is disclosed in a press release reported by the Dow Jones News
Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission.

In no event shall the adjournment of an annual meeting, or any announcement thereof, commence a new period for the giving of notice as provided in this Section 1.13. This Section 1.13 shall not apply to (i) shareholders proposals made pursuant to Rule 14a-8 under the Exchange Act or (ii) the election of directors selected by or pursuant to the provisions of Article
IV of the Certificate of Incorporation relating to the rights of the holders of any class or series of stock of the Corporation having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances.

The person presiding at any meeting of shareholders, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall have the power and duty to determine whether notice of nominees and other matters proposed to be brought before a meeting has been duly given in the manner provided in this Section 1.13 and, if not so given, shall direct and declare at the meeting that such nominees and other matters shall not be considered.


Section 1.14. Organization. Meetings of shareholders shall be presided over by the Chairman of the Board, if any, or in the absence of the Chairman of the Board by the President, or in the absence of the President by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary, or in the absence of the Secretary an Assistant Secretary, shall act as secretary of the meeting, but in the absence of the Secretary and any Assistant Secretary the chairman of the meeting may appoint any person to act as secretary of the meeting. The order of business at each such meeting shall be as determined by the chairman of the meeting. The chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts and things as are necessary or desirable for the proper conduct of the meeting, including, without limitation, the establishment of procedures for the maintenance of order and safety, limitations on the time allotted to questions or comments on the affairs of the Corporation, restrictions on entry to such meeting after the time prescribed for the commencement thereof and the opening and closing of the voting polls.


Section 1.15. Confidentiality. Whenever an action shall require the vote of shareholders, the tabulations that identify the particular vote of a shareholder on all proxies, consents, authorizations and ballots shall be kept confidential, except as disclosure may be required (i) by applicable law, (ii) in pursuit or defense of legal proceedings, (iii) to resolve a bona fide dispute as to the authenticity of one or more proxies, consents, authorizations or ballots or as to the accuracy of any tabulation of such proxies, consents, authorizations or ballots, (iv) if an individual shareholder requests that his or her vote and identity be forwarded to the Corporation, or (v) in the event of a proxy or consent solicitation in opposition to the solicitation of the Board of Directors of the Corporation; and the receipt and tabulation of such votes will be by an independent third party not affiliated with the Corporation.
Comments written on proxies, consents, authorizations and ballots, will be transcribed and provided to the secretary of the Corporation without reference to the vote of the shareholder, except where such shareholder has requested that the nature of their vote be forwarded to the Corporation.


                           ARTICLE II.

                       Board of Directors


Section 2.1.  Power of Board and Qualification of Directors.
The business of the Corporation shall be managed under the direction of the Board of Directors. Each director shall be at least eighteen years of age. No person who has reached age
70 by January 1 in the year such director would otherwise stand for election shall, following their initial election, stand for reelection as a director.


Section 2.2. Number of Directors. The number of directors constituting the entire Board of Directors shall be the number, not less than three, fixed from time to time by a majority of the total number of directors which the Corporation would have, prior to any increase or decrease, if there were no vacancies, provided that no decrease shall shorten the term of any incumbent director.


Section 2.3.  Election, Terms and Vacancies.  The Board of
Directors shall be divided into three classes designated Class
I, Class II and Class III. Such classes shall be as nearly equal in number as the then total number of directors constituting the entire Board permits. At the first annual meeting of shareholders, or any special meeting in lieu thereof, Class I, Class II and Class III directors shall be elected for terms expiring at the next succeeding annual meeting, the second succeeding annual meeting and the third succeeding annual meeting, respectively, and until their respective successors are elected and qualified. At each annual meeting of shareholders after such first annual (or special) meeting shareholders, the directors chosen to succeed those in the class whose terms then expire shall be elected by shareholders for terms expiring at the third succeeding annual meeting after election, or for such lesser term for which one or more may be nominated in a particular case in order to assure that the number of directors in each class shall be appropriately constituted and until their respective successors are elected and qualified. Newly created directorships or any decrease in directorships resulting from increases or decreases in the number of directors shall be so apportioned among the classes of directors as to make all the classes as nearly equal in number as possible. Vacancies on the Board of Directors at any time for any reason except the removal of directors without cause may be filled by a majority of the directors then in office, although less than a quorum.
If the number of directors is increased by the Board of Directors and any newly created directorships are filled by the Board, there shall, to the extent required by New York law, be no classification of the additional directors until the next annual meeting of shareholders.

Notwithstanding the foregoing, whenever the holders of any one or more classes or series of Preferred Stock, now or hereafter authorized, shall have the right, voting separately or by class or series, to elect directors at an annual or special meeting of shareholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by any provisions of the Certificate of Incorporation applicable thereto, and such directors so elected shall not be divided into one or more classes pursuant to this Section 2.3 unless expressly provided by such provisions.


Section 2.4.  Quorum of Directors and Action by the Board.
Unless a greater proportion is required by law or by the Certificate of Incorporation, one third of the entire Board of Directors shall constitute a quorum for the transaction of business or of any specified item of business. Except where otherwise provided by law or in the Certificate of Incorporation or these By-Laws, the vote of a majority of the directors present at a meeting at the time of such vote, if a quorum is then present, shall be the act of the Board. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents by the members of the Board shall be filed with the minutes of the proceedings of the Board. Except as otherwise provided by law, all corporate action to be taken by the Board of Directors shall be taken at a meeting of the Board or by unanimous written consent. Any one or more members of the Board of Directors may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time, and participation by such means shall constitute presence in person at such meeting.


Section 2.5. Meetings of the Board. An annual meeting of the Board of Directors shall be held in each year as soon as practicable after the annual meeting of shareholders. Regular meetings of the Board shall be held at such times as may be fixed by the Board. Special meetings of the Board may be held at any time whenever called by the Chairman of the Board, if any, the President or any two directors. Meetings of the Board of Directors shall be held at such places within or without the State of New York as may be fixed by the Board for annual and regular meetings and in the notice of meeting for special meetings. If no place is so fixed, meetings of the Board shall be held at the principal office of the Corporation. No notice need be given of annual or regular meetings of the Board of Directors. Notice of each special meeting of the Board shall be given to each director either by mail not later than the third business day prior to the meeting or by telegram, by facsimile transmission, by written message or orally to the director not later than noon, New
York time, on the day prior to the meeting. Notices shall be deemed to have been given by mail when deposited in the United
States mail, by telegram at the time of filing, by facsimile transmission upon confirmation of receipt, and by messenger at the time of delivery by the messenger. Notices by mail, telegram, facsimile transmission or messenger shall be sent to each director at the address or facsimile number designated by him or her for that purpose, or, if none has been so designated, at his or her last known residence or business address. Notice of a meeting of the Board of Directors need not be given to any director who submits a signed waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him or her. A notice or waiver of notice need not specify the purpose of any meeting of the Board of Directors. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of any adjournment of a meeting to another time or place shall be given in the manner described above to the directors who were not present at the time of the adjournment and, unless such time and place are announced at the meeting, to the other directors.


Section 2.6. Resignation. Any director of the Corporation may resign at any time by giving written notice to the Board of Directors or to the Chairman of the Board, if any, or the President or the Secretary of the Corporation. Such resignation shall take effect at the time specified therein, and unless otherwise specified therein no acceptance of such resignation shall be necessary to make it effective.


Section 2.7. Removal of Directors. Directors may be removed for cause by a vote of shareholders entitled to vote thereon.
Directors shall not be removed without cause by shareholders, except in the case of a director elected by the holders of any class or series of Preferred Stock, now or hereafter authorized, voting as a class or series, when so entitled by the provisions of the Certificate of Incorporation applicable thereto.


Section 2.8.  Compensation of Directors.  The Board of
Directors shall have authority to fix the compensation of directors for services in any capacity, which shall be a charge to be paid by the Corporation. The Board of Directors may elect or appoint members of the Board as officers, members of committees, or agents of the Corporation, may assign duties to be performed and may fix the amount of the respective salaries, fees or other compensation therefor, and the amount so fixed shall be a charge to be paid by the Corporation. In addition to any other compensation provided pursuant to these By-Laws, each director shall be entitled to receive a fee, in amount as fixed from time to time by resolution of the Board of Directors, for attendance at any meeting of the Board, or of any committee of the Board, together with his expenses of attendance, if any.


                         ARTICLE III.

                 Executive and Other Committees


Section 3.1.  Executive and Other Committees of Directors.
The Board of Directors, by resolution adopted by a majority of the entire Board, shall designate from among its members an Executive Committee and an Audit Committee and may designate such other committees, each consisting of one or more directors, and each of which, to the extent provided in the resolution, shall have all the authority of the Board, except that no such committee shall have authority as to (1) the submission to shareholders of any action that needs shareholders' approval; (2) the filling of vacancies in the Board or in any committee thereof; (3) the fixing of compensation of the directors for serving on the Board or on any committee thereof; (4) the amendment or repeal of the By-
Laws, or the adoption of new By-Laws; or (5) the amendment or repeal of any resolution of the Board which, by its terms, shall not be so amendable or repealable. The Board of Directors may designate one or more directors as alternate members of any such committee, who may replace any absent member or members at any meeting of such committee. Unless the Board of Directors otherwise provides, each committee designated by the Board may adopt, amend and repeal rules for the conduct of its business. In the absence of a provision by the Board or a provision in the rules of such committee to the contrary, a majority of the entire authorized number of members of such committee shall constitute a quorum for the transaction of business, the vote of a majority of the members present at a meeting at the time of such vote if a quorum is then present or the unanimous written consent of all members thereof shall be the act of such committee, any one or more members of such committee may participate in a meeting of such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time and participation by such means shall constitute presence in person at such meeting, and in other respects each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article II of these By-Laws. Each such committee shall serve at the pleasure of the Board of Directors.

                             ARTICLE IV.

                              Officers


Section 4.1. Officers. As soon as practicable after the annual meeting of shareholders in each year, the Board of Directors shall elect or appoint a Chief Executive Officer, President, a Chief Financial Officer, a Secretary and a
Treasurer, and it may, if it so determines, elect or appoint from among its members a Chairman of the Board and one or more
Vice-Chairmen of the Board. The Board may also elect or appoint one or more Controllers, Vice-Presidents, Assistant
Vice-Presidents, Assistant Secretaries and Assistant
Treasurers and may give any of them such further designations or alternate titles as it considers desirable. Any two or more offices may be held by the same person.


Section 4.2.  Term of Office; Resignation; Removal; Vacancies.
Except as otherwise provided in the resolution of the Board of Directors electing or appointing any officer, all officers shall be elected or appointed to hold office until the meeting of the Board of Directors following the next succeeding annual meeting of shareholders. Each officer shall hold office for the term for which he or she is elected or appointed, and until his or her successor has been elected or appointed and qualified. Any officer may resign at any time by giving written notice to the Board or to the Chairman of the Board, if any, or the President or the Secretary of the Corporation.
Such resignation shall take effect at the time specified therein, and unless otherwise specified therein no acceptance of such resignation shall be necessary to make it effective.
Any officer may be removed by the Board, with or without cause, at any time. Removal of an officer without cause shall be without prejudice to his contract rights, if any, with the Corporation, but the election or appointment of an officer shall not of itself create contract rights. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board.


Section 4.3.  Powers and Duties.  The officers of the
Corporation shall have such authority and perform such duties in the management of the Corporation as may be prescribed by the Board of Directors and, to the extent not so prescribed, as generally pertain to their respective offices, subject to the control of the Board. Securities of other corporations held by the Corporation may be voted by any officer designated by the Board and, in the absence of any such designation, by the Chief Executive Officer, the Chief Financial Officer, the
President, any Vice-President, the Secretary or the Treasurer.
The Board may require any officer, agent or employee to give security for the faithful performance of his duties.


                        ARTICLE V.

               Forms of Certificates and Loss
                  and Transfer of Shares


Section 5.1.  Forms of Share Certificates.  The shares of the
Corporation shall be represented by certificates, in such forms as the Board of Directors may prescribe, signed by the Chairman of the Board or the President or a Vice-President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee or if the shares are listed on a national securities exchange. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer at the date of issue.
If the Corporation is authorized to issue shares of more than one class, each certificate representing shares issued by the Corporation shall set forth upon the face or back of the certificate, or shall state that the Corporation will furnish to any shareholder upon request and without charge, a full statement of the designation, relative rights, preferences and limitations of the shares of each class authorized to be issued and the designation, relative rights, preferences and limitations of each series of any class of preferred shares authorized to be issued in series so far as the same have been fixed and the authority of the Board of Directors to designate and fix the relative rights, preferences and limitations of other series. Each certificate representing shares shall state upon the face thereof (1) that the Corporation is formed under the laws of the State of New York; (2) the name of the person or persons to whom issued; and (3) the number and class of shares, and the designation of the series, if any, which such certificate represents.


Section 5.2. Transfers of Shares. Shares of the Corporation shall be transferable on the record of shareholders upon presentation to the Corporation or a transfer agent of a certificate or certificates representing the shares requested to be transferred, with proper endorsement on the certificate or on a separate accompanying document, together with such evidence of the payment of transfer taxes and compliance with other provisions of law as the Corporation or its transfer agent may require.


Section 5.3.  Lost, Stolen or Destroyed Share Certificates.
The Corporation may issue a new certificate for shares in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Corporation may require the owner of the lost or destroyed certificate, or such owner's legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss or destruction of any such certificate or the issuance of any such new certificate.


                           ARTICLE VI.

                          Other Matters


Section 6.1.  Corporate Seal.  The Board of Directors
may adopt a corporate seal, alter such seal at pleasure, and authorize it to be used by causing it or a facsimile to be affixed or impressed or reproduced in any other manner.


Section 6.2. Fiscal Year. The fiscal year of the Corporation shall be fixed by the Board of Directors.


Section 6.3.  When Notice or Lapse of Time Unnecessary.
Whenever for any reason the Corporation or the Board of Directors or any committee thereof is authorized to take any action after notice to any person or persons or after the lapse of a prescribed period of time, such action may be taken without notice and without the lapse of such period of time if at any time before or after such action is completed the person or persons entitled to such notice or entitled to participate in the action to be taken or, in the case of a shareholder, his or her attorney-in-fact, submit a signed waiver of notice of such requirements.


Section 6.4.  Books to be Kept.  The Corporation shall keep
(a) correct and complete books and records of account, (b) minutes of the proceedings of the shareholders, Board of Directors and each committee and (c) a current list of the directors and officers and their residence addresses; and the Corporation shall also keep at its office located in the County of Onondaga in the State of New York or at the office of its transfer agent or registrar in the State of New York, if any, a record containing the names and addresses of all shareholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof. Any of the foregoing books, minutes or records may be in written form or in any other form capable of being converted into written form within a reasonable time.


Section 6.5.  Interest of Directors and Officers in
Transactions.
In the absence of fraud, no contract or other transaction between the Corporation and one or more of its directors, or between the Corporation and any other Corporation, firm, association or other entity in which one or more of its directors are directors or officers, or have a substantial financial interest, shall be either void or voidable, irrespective of whether such interested director or directors are present at the meeting of the Board of Directors, or of a committee thereof, which approves such contract or transaction and irrespective of whether his, her or their votes are counted for such purpose:

     (1) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board of Directors, or a committee thereof, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board under Section 2.4 of these By-
Laws, by unanimous vote of the disinterested directors; or

     (2) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders.

If a contract or other transaction between the Corporation and one or more of its directors, or between the Corporation and any other corporation, firm, association or other entity in which one or more of its directors are directors or officers or have a substantial financial interest, is not so approved, the Corporation may avoid the contract or transaction unless the party or parties thereto shall establish affirmatively that the contract or transaction was fair and reasonable as to the Corporation at the time it was approved by the Board, a committee or the shareholders. Notwithstanding the foregoing, no loan, except advances in connection with indemnification, shall be made by the Corporation to any director unless it is authorized by vote of the shareholders. For this purpose, shares of the director who would be the borrower shall not be shares entitled to vote.


Section 6.6.   Indemnification of Directors and Officers.  (a)
For purposes of this Section 6.6 of these By-Laws:  service
"at the request of the Corporation" shall include service as a director, officer, or employee of the Corporation which imposes duties on, or involves services by, such director, officer, or employee with respect to an employee benefit plan, its participants, or beneficiaries; any excise taxes assessed on a person with respect to an employee benefit plan shall be deemed to be indemnifiable expenses; action taken or omitted by a person with respect to an employee benefit plan, which such person reasonably believes to be in the interest of the participants and beneficiaries of such plan, shall be deemed to be action not opposed to the best interests of the Corporation; and "Continuing Director" means (i) any person who was a member of the Board of Directors on June 13, 2000, and (ii) any person who subsequently becomes a member of the Board of Directors, if such person's nomination for election is recommended by a majority of the Continuing Directors.

     (b) Indemnification: The Corporation shall fully indemnify, to the extent not expressly prohibited by law, each person involved in, or made or threatened to be made a party to, any action, claim or proceeding, whether civil or criminal, including any investigative, administrative, legislative, or other proceeding, and including an action by or in the right of the Corporation or any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, and including appeals therein (any such action or proceeding being hereinafter referred to as a "Matter"), by reason of the fact that such person, such person's testator or intestate (i) is or was a director or officer of the Corporation, or (ii) is or was serving, at the request of the Corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, against any and all judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees actually and reasonably incurred as a result of or in connection with any Matter, except as provided in the next paragraph.

No indemnification shall be made to or on behalf of any such person if a judgment or other final adjudication adverse to
such person establishes that such person's acts were committed in bad faith or were the result of active and deliberate
dishonesty and were material to the cause of action so
adjudicated, or that such person personally gained in fact a financial profit or other advantage to which such person was
not legally entitled.   In addition, no indemnification shall
be made with respect to any Matter initiated by any such
person against the Corporation, or a director or officer of
the Corporation, other than to enforce the terms of this
Section 6.6, unless such Matter was authorized by a majority of the Continuing Directors. Further, no indemnification shall be made with respect to any settlement or compromise of any
Matter unless and until the Corporation has consented to such settlement or compromise.

In making any determination regarding any person's entitlement to indemnification hereunder, it shall be presumed that such person is entitled to indemnification, and the Corporation shall have the burden of proving the contrary.

         (c) Advancement of Expenses: Except in the case of a Matter against a director, officer, or other person, specifically approved by a majority of the Continuing
Directors, the Corporation shall, subject to subsection 6.6(b) above, pay expenses actually and reasonably incurred by or on behalf of such a person in connection with any Matter in advance of the final disposition of such Matter. Such payments shall be made promptly upon receipt by the Corporation, from time to time, of a written demand of such person for such advancement, together with an undertaking by or on behalf of such person to repay any expenses so advanced to the extent that the person receiving the advancement is ultimately found not be entitled to indemnification for part or all of such expenses.

         (d)  Rights Not Exclusive:  The rights to
indemnification and advancement of expenses granted by or pursuant to this Section 6.6: (i) shall not limit or exclude, but shall be in addition to, any other rights which may be granted by or pursuant to any statute, resolution, or agreement, (ii) shall be deemed to constitute contractual obligations of the Corporation to any director, officer, or other person who serves in a capacity referred to herein at any time while this Section 6.6 is in effect, (iii) are intended to be retroactive and shall be available with respect to events occurring prior to the adoption of this Section 6.6, and (iv) shall continue to exist after the repeal or modification hereof with respect to events occurring prior thereto. It is the intent of this Section 6.6 to require the Corporation to indemnify the persons referred to herein for the aforementioned judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees in each and every circumstance in which such indemnification could lawfully be permitted by express provisions of By-Laws, and the indemnification required by this Section 6.6 shall not be limited by the absence of an express recital of such circumstances.

         (e) Authorization of Contracts: The Corporation may, with the approval of the Board of Directors, enter into an agreement with any person who is, or is about to become, a director or officer of the Corporation, or who is serving, or is about to serve, at the request of the Corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, which agreement may provide for indemnification of such person and advancement of expenses to such person upon terms, and to the extent, not prohibited by law. The failure to enter into any such agreement shall not affect or limit the rights of any such person under this Section 6.6.

         (f)  Severability:  If any provision of this Section
6.6 is determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby.


Section 6.7. Amendments. Except as otherwise provided in the Certificate of Incorporation in respect of any class or series of Preferred Stock, now or hereafter authorized, the By-Laws of the Corporation may be amended or repealed, or new By-Laws may be adopted, either (a) by a vote of shareholders entitled to vote at any annual or special meeting of shareholders, or
(b) by a vote of the majority of the entire Board of Directors at any regular or special meeting of directors; provided, however, that any amendment or repeal of, or the adoption of any new By-Law or provision inconsistent with, Article I
(Sections 1.2, 1.13 or 1.14), Article II (Sections 2.2, 2.3, or 2.7) or Article VI (Sections 6.6 or 6.7) of these By-Laws, if by action of such shareholders, shall be only upon the affirmative vote of not less than two-thirds of the shares entitled to vote thereon at such annual or special meeting of shareholders at which any such action is proposed and, if by action of the Board of Directors, shall be only upon the approval of not less than two-thirds of the entire Board of Directors at any regular or special meeting of directors.


1

28





EXHIBIT 10


       NIAGARA MOHAWK POWER CORPORATION

           LONG TERM INCENTIVE PLAN



Article 1.	Establishment, Purpose and Duration

1.1	Establishment of the Plan.  Niagara Mohawk
Power Corporation, a New York corporation
(hereinafter referred to as the "Company"), hereby
establishes an incentive compensation plan to be
known as the "Niagara Mohawk Power Corporation
Long Term Incentive Plan" (hereinafter referred to
as the "Plan"), as set forth in this document. The
Plan permits the grant of SAR's, Stock Units and
Dividend Equivalents, as defined herein.

The Plan became effective as of September 25, 1996
(the "Effective Date"). This amendment and reinstatement of the Plan shall become effective as of June 10, 1997 and shall remain in effect as provided in Section 1.3 herein.

1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company through the retention and continued motivation of Participants, focusing their efforts toward the execution of business strategies directed toward improving financial returns to shareholders.

1.3   Duration of the Plan.  The Plan shall
commence on the Effective Date, as described in
Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article
14 herein, until September 24, 2006. The applicable terms of the Plan and any terms and conditions applicable to SARs or Stock Units, including any deferral elections, granted prior to such date shall survive the termination of the Plan.


Article 2.	Definitions

Whenever used in the Plan, the following terms shall have the meanings set forth below and, when such meaning is intended, the initial letter of the word is capitalized:

     2.1     "Award" means, individually or
collectively, a grant under the Plan of SARs or Stock Units.

     2.2     "Award Agreement" means an agreement
entered into by each Participant and the Company, setting forth the terms and provisions applicable to an Award granted to a Participant under the Plan.

     2.3     "Base Value" of an SAR shall have the
meaning set forth in Section 6.2 herein.

     2.4     "Board" or "Board of Directors" means
the Board of Directors of the Company .

     2.5     "Cause" means: (i) a material default
or other material breach by a Participant of his obligations under any Employment Agreement he may have with the Company, (ii) failure by a Participant diligently and competently to perform his duties under any Employment Agreement he may have with the Company, or otherwise, or (iii) misconduct, dishonesty, insubordination or other act by a Participant detrimental to the good will of the Company or damaging the Company's relationships with its customers, suppliers or employees. "Cause" shall be determined in good faith by the Committee.

     2.6     "Change in Control" of the Company
shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:

     (1)     The acquisition by any Person of
beneficial ownership  (within the meaning of Rule
13d-3 promulgated under the Exchange Act) of 20%
or more of either (i) the then outstanding Shares
of the Company or (ii) the combined voting power
of the then outstanding voting securities of the
Company entitled to vote generally in the election
of directors (the "Outstanding Company Voting
Securities"); provided, however, that the
following acquisitions shall not constitute a
Change of Control:   (i) any  acquisition directly
from the Company (excluding an acquisition by
virtue of the exercise of a conversion privilege),
(ii) any acquisition by the Company, (iii) any
acquisition by any employee benefit plan (or
related trust) sponsored or maintained by the
Company or any corporation controlled by the
Company or (iv) any  acquisition by any
corporation pursuant to a reorganization, merger
or consolidation, if, following such
reorganization, merger or consolidation, the
conditions described in clauses (i), (ii) and
(iii) of subparagraph (3) below are satisfied; or

     (2)     Individuals who, as of the date
hereof, constitute the Board of Directors (the
"Incumbent Board") cease for any reason to constitute at least a majority of the Board;
provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (3)     Approval by the shareholders of the
Company of a reorganization,  merger or
consolidation, in each case, unless, following such reorganization, merger or consolidation,
(i) more than 75 % of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the
Outstanding Shares and Outstanding Company Voting
Securities immediately prior to such
reorganization, merger or consolidation, in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Shares and Outstanding Company Voting
Securities, as the case may be, (ii) no Person
(excluding the Company, any employee benefit plan
(or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding
Shares or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

     (4)     Approval by the shareholders of the
Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition of the Outstanding Shares and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and
(C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company;

provided, however, that the implementation of the corporate restructuring contemplated by the
Company's PowerChoice proposal filed with the New
York Public Service Commission on October 6, 1995, or any substantially similar corporate restructuring (as determined by the Committee) shall not be deemed to be a "Change in Control".

     2.7     "Code" means the Internal Revenue
Code of 1986, as amended from time to time.

     2.8     "Committee" means the committee, as
specified in Article 3, appointed by the Board to administer the Plan with respect to grants of Awards.

     2.9     "Company"  means  Niagara Mohawk
Power Corporation, a New York corporation, or any successor thereto as provided in Article 16 herein.

     2.10	 "Director" means any individual who
is a member of the Board of Directors of the
Company.

     2.11    "Disability" shall have the meaning
ascribed to such term under Section 22(e)(3) of the Code.

     2.12    "Dividend Equivalent" means, with
respect to Shares underlying a Stock Unit, an amount equal to all cash and stock dividends declared on an equal number of outstanding Shares on all common stock dividend payment dates occurring during the Vesting Period.

     2.13     "Eligible Employee" means an
Employee who is eligible to participate in the Plan, as set forth in Section 5.1 herein.

     2.14     "Employee" means any full-time
employee of the Company, who is not covered by any collective bargaining agreement to which the Company is a party. Directors who are not otherwise employed by the Company shall not be considered Employees under the Plan. For purposes of the Plan, transfer of employment of a Participant from the Company to any one of its Subsidiaries shall not be deemed a termination of employment.

     2.15     "Exchange Act" means the Securities
Exchange Act of 1934, as amended from time to time, or any successor act thereto.

     2.16     "Exercise Period" means the period
during which an SAR is exercisable, as set forth in the related Award Agreement.


     2.17     "Fair Market Value" means the
average of the daily opening and closing sale prices as reported in the consolidated transaction reporting system.

     2.18     "Participant" means an Employee of
the Company who has outstanding an Award granted under the Plan.

     2.19     "Person" shall have the meaning
ascribed to such term in Section 3(a)(9) of the Exchange Act, as used in Sections 13(d) and 14(d) thereof, including usage in the definition of a "group" in Section 13(d) thereof.

     2.20     "Retirement" means (i) ascribed to
such term in the tax-qualified defined benefit pension plan maintained by the Company for the benefit of some or all of its non-represented employees and (ii) retirement from the Company or its subsidiaries with the approval of the Committee.

     2.21     "Shares" means the shares of common
stock of the Company, par value $1.

     2.22     "Stock Appreciation Right" or "SAR"
means a right, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 6 herein. Each
SAR shall be denominated in terms of one Share.

     2.23     "Stock Unit" means a right,
designated as a Stock Unit, to receive a payment as soon as practicable following the last day of a Vesting Period, pursuant to the terms of Article 7 herein. Each Stock Unit shall be denominated in terms of one Share.

     2.24     "Subsidiary" means any corporation
that is a "subsidiary corporation" of the Company as that term is defined in Section 424(f) of the Code.

     2.25     "Valuation Period" means the 12
trading day period ending on and including the relevant date.

     2.26     "Vesting Period" means the period
during which Stock Units are not yet payable, as set forth in the related Award Agreement.


Article 3.	Administration

     3.1     The Committee.  The Plan shall be
administered by the Compensation and Succession
Committee of the Board, or by any other Committee appointed by the Board consisting of not less than two (2) non-employee Directors. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors.

     3.2     Authority of the Committee.  The
Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and subject to the provisions herein, to determine the size and types of Awards;
to determine the terms and conditions of such Awards in a manner consistent with the Plan; to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 14 herein) to amend the terms and conditions of any outstanding Award.
Further, the Committee shall make all other determinations that may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

     3.3     Decisions Binding.  All
determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its shareholders,
Employees, Participants and their estates and beneficiaries .

     3.4     Costs.  The Company shall pay all
costs of administration of the Plan.


Article 4.	Adjustments in Authorized Shares

In the event of any merger, reorganization consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure of the Company affecting the Shares, such adjustment shall be made in the number of SARs and Stock Units that may be granted under the Plan, and in the number and/or price of outstanding Awards granted under the Plan, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of SARs and Stock Units subject to an Award shall always be a whole number.


Article 5.   Eligibility and Participation

     5.1     Eligibility.  Persons eligible to
participate in the Plan include all key Employees of the Company, as determined by the Committee.

     5.2     Actual Participation.  Subject to the
provisions of the Plan, the Committee may, from time to time, select from all eligible Employees those to whom Awards shall be granted and shall determine the nature and amount of each Award.




Article 6.   Stock Appreciation Rights

     6.1     Grant of SARs.  Subject to the terms
and conditions of the Plan, SARs may be granted to Eligible Employees at any time and from time to time, as shall be determined by the Committee.

The Committee shall have complete discretion in determining the number of SARs granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such SARs.

     6.2     Base Value.  The Base Value of an SAR
shall equal the Fair Market Value of a Share determined for the 12 trading day period immediately preceding the date of the grant, or for such other period as the Compensation
Committee, in its sole discretion, shall determine at the time of grant.

     6.3     Exercise and Payment of SARs.  A
Participant may exercise an SAR at any time during the Exercise Period. SARs shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of SARs being exercised. Upon exercise of an SAR, a Participant shall be entitled to receive payment in cash from the Company in an amount equal to the product of:

     (a)     the excess of (i) the Fair Market
Value of a Share on the date of exercise over (ii) the Base Value of the SAR, multiplied by

     (b)     the number of Shares with respect to
which the SAR is exercised.

     6.4     SAR Award Agreement.  Each SAR grant
shall be evidenced by an Award Agreement that shall specify the number of SARs granted, the Base
Value, the Exercise Period, the expiration date and such other provisions as the Committee shall determine.

     6.5     Lapse of SARs.  Subject to the
provisions of Article 9, an SAR will lapse upon the earlier of (i) fifteen (l5) years from the date of grant and (ii) the expiration of the Exercise Period as set forth in the grant.


Article 7.	Stock Units

     7.1     Grant of Stock Units.  Subject to the
terms and conditions of the Plan, Stock Units may be granted to Eligible Employees at any time and from time to time, as shall be determined by the Committee.

The Committee shall have complete discretion in determining the number of Stock Units granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Stock Units.


     7.2     Vesting of Stock Units.  The Vesting
Period of Stock Units granted under the Plan shall be determined by the Committee, in its sole discretion, as set forth in the related Award
Agreement .

     7.3     Payment of Stock Units.  After the
applicable Vesting Period has ended, the holder of Stock Units shall be entitled to receive, for each Stock Unit held, payment in cash from the Company in an amount equal to the Fair Market Value of one
Share determined as of the Valuation Period ending on the last day of the Vesting Period. Payment shall be made as soon as practicable following the last day of the Vesting Period.

     7.4     Stock Unit Award Agreement.  Each
Stock Unit grant shall be evidenced by an Award
Agreement that shall specify the number of Stock
Units granted, the Vesting Period and such other provisions as the Committee shall determine.


Article 8.	Dividend Equivalents

Simultaneously with the grant of Stock Units, the Participant shall be granted Dividend Equivalents, to be credited to a bookkeeping entry account, on each common stock dividend payment date with respect to the Shares subject to such Award. In the case of cash dividends, the number of Dividend
Equivalents credited on each common stock dividend payment date shall equal the number of Shares
(including fractional Shares) that could be purchased on the dividend payment date, based on the average of the opening and closing sale price, as reported in the consolidated transaction reporting system on that date, with cash dividends that would have been paid on Awards of Stock Units and on Dividend Equivalents previously credited to such bookkeeping entry account, if such Stock
Units or Dividend Equivalents were Shares. In the case of stock dividends, the number of Dividend
Equivalents credited on each stock dividend payment date shall be equal to the number of Shares (including fractional Shares) that would have been issued as a stock dividend in respect of the Participant's Stock Units and on Dividend
Equivalents previously credited to such
bookkeeping entry account, if such Stock Units or Dividend Equivalents were Shares.

Participants shall receive cash payment from the Company of the Fair Market Value of the Dividend
Equivalents, if and when they receive payment of the related Stock Units, the Fair Market Value of such Dividend Equivalents to be determined in the same manner as for the related Stock Units.

The Committee may, in its discretion, establish such rules and procedures governing the crediting of Dividend Equivalents, including timing and payment contingencies that apply to the Dividend
Equivalents, as the Committee deems necessary or appropriate in order to comply with applicable law.



Article 9.	Termination of Employment;
Transferability

     9.1     Disability; Involuntary Termination.
In the event the employment of a Participant is terminated by reason of Disability or involuntarily by the Company (other than for Cause):

     (i)     during a Vesting Period for Stock
Units, the Participant shall receive a full payout of the Stock Units and related Dividend
Equivalents, as and when provided in Section 7.3 herein;

     (ii)    before the Exercise Period commences
for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins; and

     (iii)   during the Exercise Period for SARs,
but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise Period for such SARs has expired.

     9.2     Death.  In the event the employment
of a Participant is terminated by reason of death:

     (i)     during the Vesting Period for Stock
Units, the Participant's beneficiary or estate shall receive a full payout of the Stock Units and related Dividend Equivalents. The payout shall be made promptly based on the Fair Market Value of a Share on the date of death; and

     (ii)    before the Exercise Period commences
for SARs subject to an Award or during the Exercise Period, but before exercise, the Participant's beneficiary or estate shall receive a full payout of all SARs subject to an Award, to the extent the Fair Market Value of a Share exceeds the Base Value of the SAR on the date of death.

     9.3     Corporate Restructuring.   In the
event (i) the corporate restructuring as
contemplated by the Company's PowerChoice proposal
filed with the New York Public Service Commission
on October 6, 1995, or any substantially similar
corporate restructuring (determined by the
Committee), is implemented and (ii) the employment
of a Participant with the Company is terminated
(other than for Cause), then with respect to
Awards granted prior to implementation of the
restructuring,

     (i)     during a Vesting Period for Stock
Units, the Participant shall receive a full payout of Stock Units and related Dividend Equivalents, as and when provided in Section 7.3 herein;
     (ii)     before the Exercise Period commences
for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins; and

    (iii)     during the Exercise Period for SARs,
but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise Period for such SARs has expired.

     9.4     Retirement.  In the event the
employment of a Participant is terminated by reason of Retirement:

     (i)     during a Vesting Period for Stock
Units, the Participant shall receive a prorated payout of the Stock Units and related Dividend
Equivalents. The prorated payout shall be determined by the Committee, shall be based upon the length of time that the Participant held the Stock Units during the Vesting Period and shall be made as and when provided in Section 7.3 herein;

     (ii)    before the Exercise Period commences
for SARs subject to an Award, the number of SARs subject to an Award shall be prorated by the Committee, based upon the length of time that the Participant held the SARs before Retirement; after the Exercise Period commences, the prorated SARs may be exercised at any time in full or in part from time to time during the Exercise Period, and

    (iii)    during the Exercise Period for SARs,
but before exercise, such SARs may be exercised at any time in full or in part from time to time during the Exercise Period.

Other than as set forth in Article 13, in the event that a Participant's employment terminates for any reason other than as set forth in Sections
9.l, 9.2, 9.3 and 9.4, above,  all Stock Units,
SARs and Dividend Equivalents shall be forfeited by the Participant to the Company .

     9.5     Nontransferability of Awards.
Notwithstanding the foregoing, the Committee may in its discretion authorize a participant to transfer all or a portion of any award to the participant's family members on such terms prescribed by the Committee. No Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all Awards granted to a Participant under the Plan shall be exercisable/payable during his or her lifetime only by or to such Participant or his or her legal representative.

     9.6     Right of Committee.  Subject to the
provisions of Section 14.2 herein, all provisions in this Article 9 are subject to the Committee's right, at any time, to make such other determinations as it may choose, in its sole discretion. Furthermore, should more than one section of Article 9 and/or Article 13 apply to a situation, the Committee shall have the right, in its sole discretion, to determine which section and/or article to apply.


Article 10.	Beneficiary Designation

Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his death before he receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during the Participant's lifetime. In the absence of any such designation , benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

The spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of beneficiary or beneficiaries other than the spouse.


Article 11.     Deferrals

The Committee may permit a Participant to defer such Participant's receipt of the payment of cash that would otherwise be due to such Participant.
If any such deferral election is permitted, the Committee shall, in its sole discretion, establish such rules and procedures as it deems necessary or desirable for such payment deferrals.


Article 12.     Rights of Employees

     12.1     Employment.  Nothing in the Plan
shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, for any reason or no reason, in the Company's sole discretion, nor confer upon any Participant any right to continue in the employ of the Company.

     12.2     Participation.  No Employee shall
have the right to be selected to receive an Award under the Plan, or, having been so selected, to be selected to receive a future Award.


Article 13.     Change in Control

Upon the occurrence of a Change in Control, as defined herein, unless otherwise specifically prohibited by the terms of Article 17 herein:

     (a)     If the Change in Control results in
cash payment for the outstanding Shares and such Shares cease to be readily tradeable on a national securities exchange which is registered under
Section 6 of the Exchange Act or on NASDAQ, then any and all SARs granted hereunder shall be deemed to have been exercised on the date such Change in Control occurs;

     (b)     If the Change in Control does not
result in a cash payment for the outstanding
Shares or such Shares continue to be readily tradeable on a national securities exchange which is registered under Section 6 of the Exchange Act or on NASDAQ, then any and all SARs granted hereunder shall be fully and immediately exercisable and may be exercised at any time in full or in part from time to time until the end of the Exercise period. In such event, if the Shares are converted into the common stock of the Person referred to in subsection (1) of Section 2.6, the corporation resulting from the reorganization, merger or consolidation referred to in subsection
(3) of Section 2.6 (the "Resulting Corporation") or the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities of such Person or the Resulting Corporation (the "Ultimate Parent"), then (i) payments for SARS shall be based on the value of the common stock of such Person, Resulting Corporation or Ultimate Parent and (ii) the Base Value and number of SARs shall be appropriately adjusted to reflect the per Share consideration received by the holders of the Shares.

     (c)     Any Vesting Period with respect to
Stock Units shall be deemed to have expired, and there shall be paid out in cash to Participants within thirty (30) days following the effective date of the Change in Control the cash payment due with respect to such Stock Units and related
Dividend Equivalents, with a Valuation Period ending on the effective date of the Change in Control.


Article 14.     Amendment, Modification and
Termination

     14.1     Amendment. Modification and
Termination. The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part.

     14.2     Awards Previously Granted.  No
termination, amendment or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award, unless such termination, modification or amendment is required by applicable law.


Article 15.     Tax Withholding

The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any taxable event arising out of or as a result of an Award made under the Plan.


Article 16.     Successors

All obligations of the Company under the Plan, with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company.


Article 17.     Legal Construction

     17.1     Gender and Number.  Except where
otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular and the singular shall include the plural.

     17.2     Severability.  In the event any
provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     17.3     Requirements of Law.  The granting
of Awards under the Plan shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     17.4     Governing Law.  To the extent not
preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with, and governed by, the laws of the State of New York, without regard to conflicts of law provisions.




                                                                     EXHIBIT 11

             NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
             For the Three Months and Six Months Ended June 30, 2000


                                                                                               (4)
                                                                                        Average Number of
                                                                                       Shares Outstanding
                                                                                         As Shown on the
                                                                                           Consolidated
                                          (1)            (2)                (3)            Statement of
                                       Shares of      Number of            Share              Income
                                        Common          Days                Days        (3 divided by number
                                         Stock       Outstanding          (2 x 1)       of Days in Period)
------------------------------------  ------------  ---------------  --------------     --------------------
                                           For the Three Months Ended June 30:
                                           ------------------------------------

APRIL 1 - JUNE 30, 2000. . . . . . .  176,630,863         91         16,073,408,533

SHARES REPURCHASED BY
   NIAGARA MOHAWK. . . . . . . . . .   12,231,316         (a)           504,367,232
                                      ------------                   ---------------

                                      164,399,547                    15,569,041,301        171,088,366
                                      ============                   ===============       ============

April 1 - June 30, 1999. . . . . . .  187,364,863         91         17,050,202,533        187,364,863
                                      ============                   ===============       ============

For the Six Months Ended June 30:
--------------------------------

JANUARY 1 - JUNE 30, 2000. . . . . .  177,364,863        182         32,280,405,066

SHARES REPURCHASED BY
   NIAGARA MOHAWK. . . . . . . . . .   12,965,316         (a)           572,335,232
                                      ------------                   ---------------

                                      164,399,547                    31,708,069,834        174,220,164
                                      ============                   ===============       ============

January 1 - March 18, 1999 . . . . .  187,364,863         77         14,427,094,451

March 18 - June 30, 1999 (b) . . . .  187,364,863        104         19,485,945,752
                                      ------------                   ---------------

                                      187,364,863                    33,913,040,203        187,364,863
                                      ============                   ===============       ============

(a) Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings' common stock by Niagara Mohawk during 2000. Share days for the shares repurchased are based on the total number of days each share was repurchased during 2000.
(b) On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings.

Note: Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

                                                                    EXHIBIT 12A


              NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

       Statement Showing Computation of Ratio of Earnings to Fixed Charges
                    for the Twelve Months Ended June 30, 2000
                            (in thousands of dollars)

A.  Net Income (Loss)                               $   (55,117)

B.  Taxes Based on Income or Profits (c)                 15,178
                                                    ------------
C.  Earnings, Before Income Taxes                       (39,939)

D.  Fixed Charges (a)                                   509,464
                                                    ------------
E.  Earnings Before Income Taxes and Fixed Charges  $   469,525
                                                    ============
F.  Ratio of Earnings to Fixed Charges (E/D)               0.92 (b)
                                                    ============

(a) Includes a portion of rentals deemed representative of the interest factor of $24,635 and earnings required to cover subsidiary preferred stock dividends of $34,568.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $39.9 million.
(c) See Part 1, Item 1. Notes to the Consolidated Financial Statements, Note
    1. Summary of Significant Accounting Policies, " Basis of Presentation" for a discussion of the reclassification of New York State income taxes.

                                                                     EXHIBIT 12B

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

           Statement Showing Computation of Ratio of Earnings to Fixed
  Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
                    for the Twelve Months Ended June 30, 2000
                            (in thousands of dollars)

A.   Net Income (Loss) . . . . . . . . . . . . . . .  $       (26,107)

B.   Taxes Based on Income or Profits (d). . . . . .           10,987
                                                      ----------------

C.   Earnings, Before Income Taxes . . . . . . . . .          (15,120)

D.   Fixed Charges  (a). . . . . . . . . . . . . . .          474,896
                                                      ----------------

E.   Earnings Before Income Taxes and Fixed Charges.  $       459,776
                                                      ================


    Preferred Dividend Factor:

H.   Preferred Dividend Requirements . . . . . . . .  $        34,568

I.   Ratio of Pre-tax Income to Net Income (C / A) .   NOT APPLICABLE
                                                      ----------------


J.   Preferred Dividend Factor (H x I) . . . . . . .           34,568

K.   Fixed Charges as Above (D). . . . . . . . . . .          474,896
                                                      ----------------

L.   Fixed Charges and Preferred Dividends Combined.  $       509,464
                                                      ================


M.   Ratio of Earnings to Fixed Charges (E / D). . .             0.97 (b)
                                                      ================

N.   Ratio of Earnings to Fixed Charges and
        Preferred Dividends Combined (E / L) . . . .             0.90 (c)
                                                      ================

(a) Includes a portion of rentals deemed representative of the interest factor of $24,635.
(b) Fixed charges exceed earnings before income taxes and fixed charges by $15.1 million.
(c) Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $49.7 million.
(d) See Part 1, Item 1. Notes to the Consolidated Financial Statements, Note
    1. Summary of Significant Accounting Policies, " Basis of Presentation" for a discussion of the reclassification of New York State income taxes.

                                                                    EXHIBIT 15

August 14, 2000

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated August 14, 2000 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the three-month and six-month periods ended June 30, 2000 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546, and 333-33826) and in the Registration Statement on Form S-4 (No.333-49769).




/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS  LLP



1


42