Form 10-Q
period 2000-09-30
NIAGARA MOHAWK HOLDINGS INC/NY
filed 2000-11-14
CIK 1079182

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES [ X ]      NO [   ]

The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 2000, were as follows:

Registrant                                                    Title                                                      Shares Outstanding
Niagara Mohawk Holdings, Inc.                     Common Stock, $0.01 par value               160,239,818
Niagara Mohawk Power Corporation              Common Stock, $1.00 par value               187,364,863
                                                                   (all held by Niagara Mohawk
                                                                   Holdings, Inc.)

Filing Format

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants:  Niagara Mohawk Holdings, Inc. (“Holdings”) and Niagara Mohawk Power Corporation (“Niagara Mohawk”).  Holdings became the holding company for Niagara Mohawk on March 18, 1999.  (See Item 1. Financial Statements – Notes to Consolidated Finanicial Statements – Note 1. Summary of Significant Accounting Policies – “Holding Company Formation”).  Except where the context clearly indicates otherwise, any references in this report to “Holdings” includes all subsidiaries of Holdings including Niagara Mohawk.  Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended September 30, 2000

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and
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

MRA               Master Restructuring Agreement:  an agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA                Recoverable costs to terminate, restate or amend IPP Party contracts, which have
regulatory        been deferred and are being amortized and recovered under the Power Choice
asset               agreement

MWh                Megawatt-hour: One thousand kilowatt-hours

NYISO             New York Independent System Operator

Power Choice    Niagara Mohawk's five-year electric rate agreement, which incorporates the
agreement      MRA, approved by the PSC in an order dated March 20, 1998, and became effective September 1, 1998

PPA                Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of      The entity that will provide electric and gas commodity to its customers
last resort         who are unable or unwilling to obtain an alternative supplier

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

SFAS               Statement of Financial Accounting Standards No. 71
No. 71               "Accounting for the Effects of Certain Types of Regulation"

SFAS               Statement of Financial Accounting Standards No. 121
No. 121             "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets                                            to Be Disposed Of"

SFAS               Statement of Financial Accounting Standards No. 133
No. 133            “Accounting for Derivative Instruments and Hedging Activities”

Stranded           Regulated utility costs that may become unrecoverable due to a change
costs                 in the regulatory environment

TCC                 Transmission Congestion Contracts

Unit 1                Nine Mile Point Nuclear Station Unit No. 1

Unit 2                Nine Mile Point Nuclear Station Unit No. 2

PART I

ITEM 1.  FINANCIAL STATEMENTS

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                    Three Months Ended            Nine Months Ended
                                                        September 30,              September 30,
                                                     2000         1999           2000          1999
                                                 -----------   ----------    -----------   -----------
                                                                (in thousands of dollars)
Operating revenues:
  Electric                                       $1,004,847    $ 946,556     $2,827,261    $2,597,743
  Gas                                                90,953       83,009        507,130       465,220
  Other                                               3,804        4,662          5,292         4,719
                                                 -----------   ----------    -----------   -----------
                                                  1,099,604    1,034,227      3,339,683     3,067,682
                                                 -----------   ----------    -----------   -----------
Operating expenses:
  Electricity purchased                             482,441      319,417      1,265,078       714,496
  Fuel for electric generation                       19,103       53,079         48,077       157,183
  Gas purchased                                      45,650       48,803        282,630       220,587
  Other operation and maintenance expenses          189,229      236,337        636,598       674,615
  Amortization/accretion of MRA/IPP buyout costs     93,903       90,553        281,539       271,814
  Depreciation and amortization                      77,492       79,752        233,804       268,677
  Other taxes (Note 1)                               70,672      106,048        209,446       327,070
                                                 -----------   ----------    -----------   -----------
                                                    978,490      933,989      2,957,172     2,634,442
                                                 -----------   ----------    -----------   -----------
Operating income                                    121,114      100,238        382,511       433,240

Other income (deductions)                            (4,173)       7,527         (6,538)        4,113
                                                 -----------   ----------    -----------   -----------
Income before interest charges                      116,941      107,765        375,973       437,353

Interest charges                                    108,249      117,661        329,146       377,896
Preferred dividend requirement of subsidiary          7,871        8,991         23,679        27,039
                                                 -----------   ----------    -----------   -----------
Income (loss) before income taxes                       821      (18,887)        23,148        32,418

Income taxes (Note 1)                                (1,903)        (234)        24,759        25,536
                                                 -----------   ----------    -----------   -----------
Income (loss) before extraordinary item               2,724      (18,653)        (1,611)        6,882

Extraordinary item - Loss from the
 extinguishment of debt, net of
 income taxes (Note 5)                                    -      (13,054)          (909)       (23,804)
                                                 -----------   ----------    -----------   ------------

Net income (loss) (Note 1)                         $  2,724     $(31,707)      $ (2,520)     $ (16,922)
                                                 ===========   ==========    ===========   ============

Average number of shares of common stock
   outstanding (in thousands)                       161,001      187,365        169,782        187,365

Basic and diluted earnings (loss) per
   average share of common stock before
   extraordinary item                               $  0.02      $ (0.10)      $  (0.01)       $  0.04

Extraordinary item per average share of
   common stock                                           -        (0.07)             -          (0.13)
                                                 -----------   ----------    -----------   ------------
Basic and diluted earnings (loss) per average
   share of common stock                            $  0.02      $ (0.17)      $  (0.01)      $  (0.09)
                                                 ===========   ==========    ===========   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                     September 30,
                                                          2000          December 31,
                                                      (Unaudited)           1999
                                                     -------------      ------------
                                                         (in thousands of dollars)
Utility plant:
 Electric plant                                      $ 7,168,568        $ 7,221,762
 Nuclear fuel                                            647,798            630,321
 Gas plant                                             1,297,007          1,263,168
 Common plant                                            375,349            364,718
 Construction work-in-progress                           295,347            312,322
                                                     ------------       ------------
   Total utility plant                                 9,784,069          9,792,291
 Less - Accumulated depreciation and amortization      4,031,200          3,904,049
                                                     ------------       ------------
   Net utility plant                                   5,752,869          5,888,242
                                                     ------------       ------------

Other property and investments                           576,363            484,735
                                                     ------------       ------------
Current assets:
 Cash, including temporary cash investments
   of $84,173 and $90,029, respectively                  113,679            116,164
 Account receivable (less allowance for doubtful
   accounts of $62,700 and $61,400, respectively)        470,332            373,510
 Materials and supplies, at average cost:
   Oil for production of electricity                       3,713              9,263
   Gas storage                                            69,188             39,166
   Other                                                  89,705             90,605
 Prepaid taxes                                            45,637             21,489
 Other                                                    48,420             24,042
                                                    -------------       ------------
                                                         840,674            674,239
                                                    -------------       ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                  3,417,893          3,686,019
 Swap contracts regulatory asset                         647,544            505,723
 Regulatory tax asset                                    460,873            483,546
 IPP buyout costs                                        243,426            260,873
 Deferred environmental restoration costs (Note 2)       240,000            240,000
 Deferred loss on sale of assets                         175,309            135,229
 Postretirement benefits other than pensions              46,044             48,937
 Unamortized debt expense                                 41,077             44,903
 Other                                                   126,134            112,556
                                                    -------------       ------------
                                                       5,398,300          5,517,786
                                                    -------------       ------------
Other assets                                              82,929            105,433
                                                    -------------       ------------
                                                    $ 12,651,135        $12,670,435
                                                    =============       ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                                       2000          December 31,
                                                                    (Unaudited)          1999
                                                                  -------------     -------------
                                                                      (in thousands of dollars)
Capitalization (Note 1):
 Common stockholders' equity:
   Common stock - $0.01 par value; authorized 300,000,000 shares;
    issued 187,364,863 shares; outstanding 160,239,818 and
    177,364,863 shares, respectively                                 $   1,874       $    1,874
   Treasury stock, at cost, 27,125,045 and 10,000,000
    shares, respectively                                              (407,193)        (157,167)
   Capital stock premium and expense                                 2,547,554        2,546,630
   Accumulated other comprehensive income                              (29,385)         (26,200)
   Retained earnings                                                   608,432          610,952
                                                                  -------------     ------------
                                                                     2,721,282        2,976,089
 Preferred stock of subsidiary:
   Not subject to mandatory redemption                                 440,000          440,000
   Subject to mandatory redemption                                      53,750           61,370
 Long-term debt                                                      4,712,280        5,042,588
                                                                  -------------     ------------
        Total capitalization                                         7,927,312        8,520,047
                                                                  -------------     ------------
Current liabilities:
   Long-term debt due within one year                                  865,167          613,740
   Sinking fund requirements on redeemable preferred
       stock of subsidiary                                               7,620            7,620
   Accounts payable                                                    322,892          288,223
   Payable on outstanding bank checks                                   18,095           22,067
   Customers' deposits                                                  17,139           15,255
   Accrued taxes                                                        21,003            1,408
   Accrued interest                                                    132,504           67,593
   Accrued vacation pay                                                 34,811           35,334
   Other                                                                87,137           67,068
                                                                  -------------     ------------
                                                                     1,506,368        1,118,308
                                                                  -------------     ------------
Regulatory and other liabilities (Note 3):
   Accumulated deferred income taxes                                 1,560,412        1,568,957
   Liability for swap contracts                                        801,887          663,718
   Employee pension and other benefits                                 219,536          226,223
   Unbilled gas revenues                                                 7,852           14,552
   Other                                                               387,768          318,630
                                                                  -------------     ------------
                                                                     2,977,455        2,792,080
                                                                  -------------     ------------
Commitments and contingencies (Notes 2 and 3):
   Liability for environmental restoration                             240,000          240,000
                                                                  -------------     ------------
                                                                  $ 12,651,135      $12,670,435
                                                                  =============     ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                           2000          1999
                                                                       ----------   -------------
                                                                        (in thousands of dollars)
Cash flows from operating activities:
 Net loss                                                              $  (2,520)   $   (16,922)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                          233,804        268,677
  Amortization/accretion of MRA/IPP buyout costs                         281,539        271,814
  Amortization of nuclear fuel                                            21,619         21,022
  Extraordinary loss on extinguishment of debt, net of taxes                 887          9,625
  Provision for deferred income taxes                                     14,605        (10,460)
  Net accounts receivable (net of changes in accounts receivable sold)  (103,522)       (95,665)
  Materials and supplies                                                 (27,551)        17,762
  Accounts payable and accrued expenses                                   25,646         46,198
  Accrued interest and taxes                                              84,506        (20,684)
  Changes in MRA and IPP buyout costs regulatory assets                   24,538        (73,202)
  Deferral of MRA interest rate savings                                   16,240         22,941
  Refundable federal income taxes                                              -        130,411
  Changes in other assets and liabilities                                 (5,921)        15,794
                                                                       ----------   ------------
    Net cash provided by operating activities                            563,870        587,311
                                                                       ----------   ------------
Cash flows from investing activities:
  Construction additions                                                (142,197)      (176,183)
  Nuclear fuel                                                           (17,477)       (23,503)
                                                                       ----------   ------------
    Acquisition of utility plant                                        (159,674)      (199,686)
  Materials and supplies related to construction                            (512)         1,399
  Accounts payable and accrued expenses related to construction            6,412         11,549
  Proceeds from the sale of generation assets                             47,500        780,000
  Other investments                                                      (91,923)       (55,578)
  Other                                                                      375         (5,467)
                                                                       ----------   ------------
    Net cash provided by (used in) investing activities                 (197,822)       532,217
                                                                       ----------   ------------
Cash flows from financing activities:
  Reduction in long-term debt                                           (312,241)    (1,125,020)
  Proceeds from long-term debt                                           200,000              -
  Purchase of treasury stock                                             250,026)             -
  Funds held for the repurchase of common stock                                -         (9,394)
  Reduction in preferred stock of subsidiary                              (7,620)        (7,620)
  Other                                                                    1,354         (4,583)
                                                                       ----------   ------------
    Net cash used in financing activities                               (368,533)    (1,146,617)
                                                                       ----------   ------------
Net decrease in cash                                                      (2,485)       (27,089)
Cash at beginning of period                                              116,164        172,998
                                                                       ----------   ------------
Cash at end of period                                                  $ 113,679    $   145,909
                                                                       ==========   ============
Supplemental disclosures of cash flow information:
 Interest paid                                                         $ 235,188    $   387,029
 Income taxes paid (refunded)                                          $  10,669    $  (122,456)

Supplemental schedule of non-cash financing activities:
  On March 18, 1999, Holdings issued 187,364,863 shares of
  common stock in a share-for-share exchange for Niagara Mohawk's outstanding common stock.

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      Three Months Ended     Nine Months Ended
                                                        September 30,           September 30,
                                                      2000        1999        2000        1999
                                                   ---------  ----------  -----------  ----------
                                                              (in thousands of dollars)
Operating revenues:
 Electric                                          $829,785   $ 853,588   $2,428,057   $2,451,220
 Gas                                                 79,752      73,708      462,577      442,558
                                                   ---------  ----------  -----------  -----------
                                                    909,537     927,296    2,890,634    2,893,778
                                                   ---------  ----------  -----------  -----------
Operating expenses:
 Electricity purchased                              303,786     231,462      869,868      575,786
 Fuel for electric generation                        19,103      53,079       48,077      157,183
 Gas purchased                                       34,009      39,672      237,974      198,432
 Other operation and maintenance expenses           182,071     228,082      619,583      659,984
 Amortization/accretion of MRA/IPP buyout costs      93,903      90,553      281,539      271,814
 Depreciation and amortization                       77,360      79,584      233,404      268,255
 Other taxes (Note 1)                                70,533     105,859      208,785      326,570
                                                   ---------  ----------  -----------  -----------
                                                    780,765     828,291    2,499,230    2,458,024
                                                   ---------  ----------  -----------  -----------
Operating income                                    128,772      99,005      391,404      435,754
Other income (deductions)                            (7,170)      4,968      (14,562)      (2,939)
                                                   ---------  ----------  -----------  -----------
Income before interest charges                      121,602     103,973      376,842      432,815

Interest charges                                    108,249     117,661      329,146      377,896
                                                   ---------  ----------  -----------  -----------

Income (loss) before income taxes                    13,353     (13,688)      47,696       54,919

Income taxes (Note 1)                                   106      (3,299)      25,393       22,365
                                                   ---------  ----------  -----------  -----------

Income (loss) before extraordinary item              13,247     (10,389)      22,303       32,554

Extraordinary item - Loss from the extinguishment
  of debt, net of income taxes (Note 5)                   -     (13,054)        (909)     (23,804)
                                                   ---------  ----------  -----------  -----------
Net income (loss) (Note 1)                           13,247     (23,443)      21,394        8,750

Dividends on preferred stock                          7,871       8,991       23,679       27,039
                                                   ---------  ----------   ----------  -----------
Balance available for common stock                 $  5,376    $(32,434)    $ (2,285)     (18,289)
                                                   =========  ==========  ===========  ===========

The accompanying notese are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                    September 30,
                                                        2000          December 31,
                                                     (Unaudited)         1999
                                                    -------------    ------------
                                                       (in thousands of dollars)
Utility plant:
 Electric plant                                      $ 7,168,568     $ 7,221,762
 Nuclear fuel                                            647,798         630,321
 Gas plant                                             1,297,007       1,263,168
 Common plant                                            375,349         364,718
 Construction work-in-progress                           295,347         312,322
                                                    -------------    ------------
     Total utility plant                               9,784,069       9,792,291
 Less - Accumulated depreciation and amortization      4,031,200       3,904,049
                                                    -------------    ------------
     Net utility plant                                 5,752,869       5,888,242
                                                    -------------    ------------
Other property and investments                           404,397         349,718
                                                    -------------    ------------
Current assets:
 Cash, including temporary cash investments
  of $79,500 and $58,276, respectively                   100,441          72,479
  Accounts receivable (less allowance for doubtful
      accounts of $60,300 and $59,400, respectively)     390,545         331,222
 Materials and supplies, at average cost:
      Oil for production of electricity                    3,713           9,263
      Gas storage                                         65,908          38,252
      Other                                               89,705          90,605
   Prepaid taxes                                          45,637          21,489
   Other                                                  40,651          22,668
                                                    -------------    ------------
                                                         736,600         585,978
                                                    -------------    ------------
Regulatory assets (Note 3):
   MRA regulatory asset                                3,417,893       3,686,019
   Swap contracts regulatory asset                       647,544         505,723
   Regulatory tax asset                                  460,873         483,546
   IPP buyout costs                                      243,426         260,873
   Deferred environmental restoration costs (Note 2)     240,000         240,000
   Deferred loss on sale of assets                       175,309         135,229
   Postretirement benefits other than pensions            46,044          48,937
   Unamortized debt expense                               41,077          44,903
   Other                                                 126,134         112,556
                                                    -------------    ------------
                                                       5,398,300       5,517,786
                                                    -------------    ------------
 Other assets                                             82,228         103,884
                                                    ------------     ------------
                                                    $ 12,374,394     $12,445,608
                                                    =============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                                       2000          December 31,
                                                                   (Unaudited)           1999
                                                                   ------------      -----------
                                                                      (in thousands of dollars)
Capitalization:
 Common stockholders' equity:
  Common stock - $1.00 par value; authorized 250,000,000 shares;
   issued and outstanding 187,364,863 shares                       $  187,365        $  187,365
  Repurchase of Holdings' common stock, at cost                      (407,193)         (157,167)
  Capital stock premium and expense                                 2,362,063         2,361,139
  Accumulated other comprehensive income                               (4,723)           (5,153)
  Retained earnings                                                   350,570           398,987
                                                                   ------------      -----------
                                                                    2,488,082         2,785,171
                                                                   ------------      -----------
Cumulative preferred stock, authorized 3,400,000 shares,
$100 par value:
 Non-redeemable (optionally redeemable), issued 2,100,000 shares      210,000           210,000
 Redeemable (mandatorily redeemable), issued 168,000 shares
  and 186,000 shares, respectively                                     15,000            16,800
Cumulative preferred stock, authorized 19,600,000 shares,
$25 par value:
 Non-redeemable (optionally redeemable), issued 6,200,000 shares      230,000           230,000
 Redeemable (mandatorily redeemable), issued 1,782,801 shares
  and 2,015,602 shares, respectively                                   38,750            44,570
                                                                   ------------      -----------
                                                                      493,750           501,370
                                                                   ------------      -----------
Long-term debt                                                      4,712,280         5,042,588
                                                                   ------------      -----------
 Total capitalization                                               7,694,112         8,329,129
                                                                   ------------      -----------
Current liabilities:
 Long-term debt due within one year                                   865,167           613,740
 Sinking fund requirements on redeemable preferred stock                7,620             7,620
 Accounts payable                                                     264,667           244,031
 Payable on outstanding bank checks                                    18,095            22,067
 Customers' deposits                                                   17,139            15,255
 Accrued taxes                                                         23,150             6,246
 Accrued interest                                                     132,504            67,593
 Accrued vacation pay                                                  34,811            35,334
 Other                                                                 93,301            66,160
                                                                   ------------      -----------
                                                                    1,456,454         1,078,046
                                                                   ------------      -----------
Regulatory and other liabilities (Note 3):
 Accumulated deferred income taxes                                   1,566,785        1,575,335
 Liability for swap contracts                                          801,887          663,718
 Employee pension and other benefits                                   219,536          226,223
 Unbilled gas revenues                                                   7,852           14,552
 Other                                                                 387,768          318,605
                                                                   ------------      -----------
                                                                     2,983,828        2,798,433
                                                                   ------------      -----------
Commitments and contingencies (Notes 2 and 3):
   Liability for environmental restoration                             240,000          240,000
                                                                   ------------      -----------
                                                                  $ 12,374,394      $12,445,608
                                                                  =============     ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                          2000            1999
                                                                      -----------     ------------
                                                                        (in thousands of dollars)
Cash flows from operating activities:
 Net income                                                           $   21,394     $    8,750
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                          233,404        268,255
  Amortization/accretion of MRA/IPP buyout costs                         281,539        271,814
  Amortization of nuclear fuel                                            21,619         21,022
  Extraordinary loss on extinguishment of debt, net of taxes                 887          9,625
  Provision for deferred income taxes                                     14,600        (10,462)
  Net accounts receivable (net of changes in accounts receivable sold)   (66,023)       (72,990)
  Materials and supplies                                                 (25,185)        19,433
  Accounts payable and accrued expenses                                   14,420         26,975
  Accrued interest and taxes                                              81,815        (21,834)
  Changes in MRA and IPP buyout costs regulatory assets                   24,538        (73,202)
  Deferral of MRA interest rate savings                                   16,240         22,941
  Refundable federal income taxes                                              -        130,411
  Changes in other assets and liabilities                                  6,723         16,776
                                                                      -----------    -----------
   Net cash provided by operating activities                             625,971        617,514
                                                                      -----------    -----------
Cash flows from investing activities:
  Construction additions                                                (142,197)      (176,183)
  Nuclear fuel                                                           (17,477)       (23,503)
                                                                      -----------    -----------
       Acquisition of utility plant                                     (159,674)      (199,686)
  Materials and supplies related to construction                            (512)         1,399
  Accounts payable and accrued expenses related to construction            3,605          6,743
  Proceeds from the sale of generation assets                             47,500        780,000
  Other investments                                                      (54,974)        58,033
  Other                                                                    4,390         (7,632)
                                                                      -----------    -----------
   Net cash provided by (used in) investing activities                  (159,665)       638,857
                                                                      -----------    -----------
Cash flows from financing activities:
  Reductions in long-term debt                                          (312,241)   ($1,125,020)
  Proceeds from long-term debt                                           200,000              -
  Reduction in preferred stock                                            (7,620)        (7,620)
  Corporate restructuring to establish holding company                         -        (89,618)
  Preferred dividends paid                                               (23,679)       (27,039)
  Common stock dividend paid to Holdings                                 (46,132)       (63,718)
  Funds held for the repurchase of common stock                                -         (9,394)
  Repurchase of Holdings' common stock                                  (250,026)             -
  Other                                                                    1,354         (4,583)
                                                                      -----------    -----------
   Net cash used in financing activities                                (438,344)    (1,326,992)
                                                                      -----------    -----------
Net increase (decrease) in cash                                           27,962        (70,621)
Cash at beginning of period                                               72,479        172,998
                                                                      -----------    -----------
Cash at end of period                                                 $  100,441     $  102,377
                                                                      ===========    ===========
Supplemental disclosures of cash flow information:
      Interest paid                                                   $  235,188     $  387,029
      Income taxes paid (refunded)                                    $    9,347     $ (123,799)

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

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Holding Company Formation:  On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Holdings was incorporated on April 2, 1998 as a wholly-owned subsidiary of Niagara Mohawk. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings’ common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, shares originally issued to Niagara Mohawk were cancelled. The reorganization was accounted for at net book value.

Subsidiaries:  On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings, which was accounted for using the net book value of Opinac. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk’s consolidated balance sheet. The dividend completed the holding company structure, with Holdings owning 100 percent of the common stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 98 percent of the assets and 87 percent of the revenues of Holdings. Opinac and its subsidiaries consist of an energy marketing company and have investments in energy related services businesses, an unregulated electric utility (Canadian Niagra Power Company, Limited, “CNP”), a developmental stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology. Opinac accounts for its investment in Telergy, Inc. and Evonyx, Inc. using the cost method, and uses the equity method to account for its interest in CNP.

Basis of Presentation:  This Quarterly Report on Form 10–Q is a combined report of Holdings and Niagara Mohawk, a regulated electric and gas utility subsidiary. The Notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk unless otherwise stated. Holdings’ consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Niagara Mohawk. Niagara Mohawk’s consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries.

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Holdings and Niagara Mohawk’s combined 1999 Annual Report on Form 10-K, and Holdings and Niagara Mohawk’s 2000 combined quarterly reports on Form 10-Q.

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 2000 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998, have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the period subsequent to Power Choice will depend on the outcome of the regulatory process to set prices at that time and may otherwise be affected by the proposed merger with National Grid PLC (“National Grid”). See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Merger Agreement with National Grid” for a discussion of the proposed merger. The closing on the sale of the fossil and hydro generation assets at various times during 1999 and 2000 has also affected the comparability of the financial statements. See Note 3 for a further discussion of the generation asset sales.

The income statements and cash flow statements for Holdings and Niagara Mohawk for the three months and nine months ended September 30, 1999 reflect the reclassification of the amortization and accretion associated with certain costs incurred as part of the MRA and additional IPP contract buyouts from “Other Operation and Maintenance Expenses” to “Amortization/Accretion of MRA/IPP Buyout Costs.” The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:”

                                         Three Months Ended      Nine Months Ended
                                           September 30,            September 30,
                                          2000       1999        2000       1999
                                       ---------  ---------   ---------   ---------
                                                     (in thousands)
Amortization of MRA regulatory asset   $ 96,624   $ 96,624    $289,873    $289,873
Accretion to MRA regulatory asset
    (Senior Discount Note)               (7,452)    (6,857)    (21,748)    (20,011)
Other MRA related amortization           (4,478)    (1,988)    (13,435)     (5,965)
Amortization of other IPP buyout costs    9,209      2,774      26,849       7,917
                                       ---------  ---------   ---------   ---------

                                       $ 93,903   $ 90,553    $281,539    $271,814
                                       =========  =========   =========   =========

The income statements, balance sheet and cash flow statements for Holdings and Niagara Mohawk reflect the accounting and ratemaking treatment proposed by the PSC as a result of May 2000 New York State tax law changes, whereby the gross receipts tax is being replaced by a state income tax retroactive to January 1, 2000. The PSC requires deferral and pass back of any net tax reduction savings to customers. Accordingly, Holdings and Niagara Mohawk have reduced electric and gas revenues by $11.4 million and $1.9 million, respectively, for the three months ended September 30, 2000, and $15.4 million and $3.1 million, respectively, for the nine months ended September 30, 2000 and recorded a corresponding liability to customers of $18.5 million, which is reflected in the “Other” current liabilities line item on the balance sheet for the nine months ended September 30, 2000.

The income statements also reflect the reclassification of $(6.1) million and $6.0 million for the three months and nine months ended September 30, 2000, respectively, from the “Other taxes” line item to the “Income taxes” line item. Niagara Mohawk provides for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The impact of the application of SFAS No. 109, for the nine months ended September 30, 2000, resulted in a decrease in accumulated deferred income taxes of $22.7 million. Holdings and Niagara Mohawk are currently working with the PSC and the New York State Department of Taxation and Finance to determine how the New York State tax law changes will be fully implemented for ratemaking purposes. The PSC is expected to issue a generic order by the end of the year. Holdings and Niagara Mohawk will revise the accounting on these state tax law changes as necessary upon the receipt of such order. Holdings and Niagara Mohawk do not anticipate any earnings impact to result from the implementation of the generic order.

The cash flow statements for Holdings and Niagara Mohawk reflect the above-mentioned income statement and balance sheet changes.

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closings of the sales of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sales.

Estimates: In order to conform with GAAP, management is required to use estimates in the preparation of Holdings and Niagara Mohawk’s financial statements. Actual results could differ from those estimates.

Comprehensive Income: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk’s preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                  Three Months Ended   Nine Months Ended
                     September 30,        September 30,
Company:           2000      1999        2000       1999
--------------    ------   --------    --------   --------
                         (in millions of dollars)
Holdings          $ 1.6    $ (31.2)    $ (5.7)    $ (17.7)
Niagara Mohawk     13.5      (23.4)      21.8         5.4

Accounting for Futures Contracts:   Prior to the adoption of SFAS No.133, Niagara Mohawk is accounting for futures contracts and contracts with similar characteristics according to SFAS No. 80, “Accounting for Futures Contracts” (“SFAS No. 80”). The contracts are hedges of anticipated transactions. Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the payments being hedged are recognized in earnings in the Consolidated Statements of Income.

New Accounting Standard:   In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Holdings and Niagara Mohawk will be required to adopt this standard beginning January 1, 2001. SFAS No. 133 requires companies to record all derivatives, as defined by SFAS No. 133, on the balance sheet as assets or liabilities, measured at fair value. If certain conditions are met, entities may elect to designate a derivative instrument as one of the following:

o    Fair-value hedge - a hedge of the exposure to changes, attributable to a particular risk, in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment.
o    Cash-flow hedge - a hedge of the exposure to variability, attributable to a particular risk, in the cash flows of (1) a recognized asset or liability or (2) a forecasted transaction.

Gains or losses resulting from the changes in the fair values of the derivatives will be accounted for depending on the use of the derivative, whether it qualifies for hedge accounting, and if the hedge is effective. Effectiveness is defined to mean that cumulative changes in the value of the hedging instrument should be between 80 percent and 125 percent of the inverse cumulative changes in the fair value or cash flows of the hedged item. Where the instrument is exchange traded, the fair value of the hedge is determined by reference to published market prices. Where the instrument is not exchange traded, fair value is measured by referring to various brokers' quotations, published forecasts, or other available market data.

The effective portion of gains or losses on derivatives designated and qualifying as cash flow hedges are deferred in Other Comprehensive Income (“OCI”) until the hedged transaction is settled. The ineffective portion of gains or losses on derivatives designated and qualifying as cash flow hedges is recorded in earnings. At the time the hedged transaction is settled, the gain or loss is reclassified into earnings from OCI. Gains or losses on derivatives designated as hedging the exposure to changes in the fair value of an asset or liability are recognized in earnings in the period of the change together with the offsetting gain or loss on the value of the hedged item. The effect is to reflect in earnings the extent to which the hedged item is ineffective in achieving offsetting changes in fair value. The gains or losses from derivative instruments that do not qualify for hedge accounting must be recorded directly to earnings in the period of the change in value.

In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133.” Among the amendments was the expansion of the normal purchase and sale exclusion to contracts that implicitly or explicitly permit net settlement and to contracts for which a market exists that facilitates net settlement. In serving its gas and electric customers, Niagara Mohawk procures gas and electricity and obtains gas transportation and electric transmission services in quantities that are expected to be used or sold over a reasonable period of time in the normal course of business. Niagara Mohawk estimates amounts to be provided based on projections of future sales, which consider historical results, economic trends and the potential for customers to switch to alternative suppliers. At the inception and throughout the term of these contracts, Niagara Mohawk believes, based upon past history, that the contracts will result in physical delivery. As such these contracts meet the exclusionary criteria under SFAS Nos.133 and 138 and are excluded from the accounting and disclosure requirements.

Niagara Mohawk has been assessing potential derivatives, beginning with its commodity portfolio, which represents a significant portion of its costs. Commodity costs represent 46 percent of total operating expenses for the 9 months ended September 30, 2000. The following contracts, or groups of contracts, have been identified as derivatives:

o   IPP indexed swap contracts;
o   Swap contracts with the buyers of Niagara Mohawk's coal and gas fired generating assets (Huntley,
    Dunkirk, Albany);
o   New York Mercantile Exchange ("NYMEX") gas futures purchased to hedge natural gas purchases for customer sales requirements;
o   NYMEX gas futures purchased to hedge the natural gas component of the contract payment of the IPP indexed swap contracts;
o   Basis swap agreements to hedge the gas transportation portion of the natural gas component of the IPP indexed swap contract payments;
o   Swap agreement to hedge the oil price component of the Albany swap contract; and
o   Fixed for floating electricity swaps to hedge the price of NYISO purchases of electricity.

See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments – “Swap Contracts” for a further discussion of the terms of each of the financial swap agreements (IPP, Huntley, Dunkirk, and Albany swap contracts). Also, see Holdings and Niagara Mohawk’s combined Form 10-Q for the quarterly period ending June 30, 2000, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risks for a discussion on the NYMEX futures contracts purchased to hedge gas purchases and the natural gas component of the IPP swaps. See Item 3 of this filing for further discussion on the basis swaps, the Albany oil swap, and the fixed for floating electric swaps.

Niagara Mohawk believes that the Huntley and Dunkirk contracts would qualify as cash flow hedges at the implementation date. They were entered into with the intent to hedge customer exposure to changes in the market price of electricity. Based on experience to date, and expectations for the future, the Huntley and Dunkirk contracts are expected to be highly effective in achieving offsetting cash flows.

The IPP indexed swap contracts and the Albany swap contract are not expected to meet the cash flow hedge criteria of SFAS No. 133, specifically the 80 percent - 125 percent effectiveness test, because of the significant effect of the gas and oil indexing adjustments. As such, these contracts would be measured at fair value on the implementation date of SFAS No. 133 and recorded as liabilities with a corresponding charge to earnings. However, under the accounting treatment currently followed in applying SFAS No. 80, Niagara Mohawk believes that the ratemaking afforded these contracts permits the deferral and amortization of their above-market value in accordance with SFAS No. 71. The IPP indexed swaps and the swap contracts entered into with the sale of the generation assets (Huntley, Dunkirk, Albany) were negotiated in Power Choice, consistent with the restructuring of the New York State electricity markets. As long as Niagara Mohawk expects recovery of the above market costs within the terms of the existing Power Choice rate agreement, there will be no earnings impact from periodically marking these contracts to market under SFAS No. 133.

As noted in Note 3, ” Rate and Regulatory Issues and Contingencies,” if Niagara Mohawk determines that its regulatory asset for the swap contracts is not probable of recovery, it could no longer apply SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. The IPP swap liability would remain according to SFAS No. 133.

Niagara Mohawk also believes the NYMEX futures contracts, basis swaps, oil swap, and electricity swaps will qualify as cash flow hedges of anticipated transactions under SFAS No. 133. The contracts are designated and documented as hedges at inception and price movements in the contracts are expected to move inversely with changes in the projected cash flows of the hedged transactions.

For Niagara Mohawk, TCCs are financial instruments purchased to hedge the cost of transmitting power. When TCCs are purchased along transmission pathways that Niagara Mohawk uses to supply customers with power, in quantities that do not exceed existing or projected load, they operate effectively as hedges of the transmission cost for power. TCCs can also be purchased without a corresponding load and can expose the entity to market risks. Niagara Mohawk does not purchase TCCs without an expected corresponding load. See Item 3. “Quantitative and Qualitative Disclosures About Market Risks” for more discussion on the particular risks associated with TCCs. If TCCs are classified as derivatives for Niagara Mohawk, they would qualify as hedges of anticipated transactions subject to an evaluation of documentation and effectiveness. The projected cash flows created by the TCCs, the money received or paid because of owning the TCCs, would be offset by projected cash flows in transmission expenditures, the dollar impact of the congestion on the cost of power to Niagara Mohawk. Under the adoption of SFAS No. 133, Niagara Mohawk believes there would not be an earnings impact.

Niagara Mohawk has not reached a conclusion as to whether TCCs meet the definition of a derivative under SFAS No. 133. Niagara Mohawk, as a non–trading entity, believes there would be no impact to earnings whether or not TCCs are considered derivatives.

According to SFAS No. 133, a contract that does not, in its entirety, meet the definition of a derivative may contain embedded derivative instruments. The instrument may contain terms that could affect some of the cash flows in a manner similar to what would be observed under a derivative. Where such terms exist and where the economic characteristics and risks of the embedded derivative are not clearly and closely related to the host contract, the embedded derivative should be separated from the host contract and accounted for separately under the new standard. Based upon a review, to date, of the majority of Niagara Mohawk’s leases and debt and equity instruments, it does not appear that they contain embedded derivatives. The identification of embedded derivatives is an area of great complexity in the application of SFAS No. 133 and Niagara Mohawk will continue to review the terms of various financial instruments and will apply the standard as appropriate.

Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy"):   Niagara Mohawk Energy uses various forms of financial instruments, including futures, forwards, swaps, TCCs, and options. Niagara Mohawk Energy's business has evolved beyond an entity whose activities are primarily associated only with marketing to one whose activities also include trading of energy commodities. Niagara Mohawk Energy’s management intends to continue to engage in both marketing and trading activities. Accordingly, under EITF 98–10, effective October 1, 2000, management is accounting for the portion of its portfolio designated as trading on a mark–to–market basis.

Under EITF 98–10, the financial instruments recognized as trading activities will be valued at fair value and recorded as assets or liabilities with a corresponding entry to defer the earnings impact. Future changes in the fair value of the instruments will be recorded in earnings as they occur. The mark–to–market value of the portfolio at October 1, 2000 was approximately $21 million. Effective January 1, 2001 with the implementation of SFAS No. 133, the initial deferred revenue from the impact of the EITF 98–10 accounting will be recognized as a cumulative effect of an accounting change for those contracts determined to be derivatives.

Holdings’ Common Stock:   During 1999, the PSC approved Niagara Mohawk’s petition to purchase up to $800 million of Holdings’ common stock. Holdings’ Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings’ common stock through December 31, 1999 for $157.2 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to five million shares of Holdings’ common stock. The agent purchased the five million shares during 1999. Niagara Mohawk, which had the option to settle in cash or shares, elected to settle in cash on June 21, 2000 for $79 million.

Niagara Mohawk purchased 12,125,045 additional shares for approximately $171.0 million during the first 9 months of 2000, excluding the 5 million shares noted above. Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the proposed merger (See Note 6. Proposed Merger with National Grid).

NOTE 2.   CONTINGENCIES

Environmental issues:   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state, or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 164 sites with which it may be associated, including 83 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist; (2) if necessary, determine the appropriate remedial actions; and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. As site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk’s estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation (“DEC”). Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several.

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $240 million, which is reflected in both Holdings and Niagara Mohawk’s Consolidated Balance Sheets at September 30, 2000 and December 31, 1999. The potential high end of the range is presently estimated at approximately $480 million, including approximately $235 million in the unlikely event Niagara Mohawk is required to assume 100 percent responsibility at non-owned sites. The probabilistic method was used to determine the amount to be accrued for 23 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, Niagara Mohawk has recorded a regulatory asset representing the investigation, remediation and monitoring obligations to be recovered from ratepayers. Power Choice and the gas rate settlements provide for the continued application of deferral accounting for variations in spending from amounts provided in rates. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

In November 1999, Niagara Mohawk submitted a revised feasibility study to the DEC, which included the land-based portions of Niagara Mohawk’s Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches and associated cost estimates and recommends a selected remedial alternative. This range consists of a high end of $70 million, with an expected value calculation of $49 million, which is included in the amounts accrued at September 30, 2000 and December 31, 1999. The DEC approved this feasibility study in January 2000 and is expected to prepare and issue a Proposed Remedial Action Plan (“PRAP”) in late 2000. The surface water-based portions of Niagara Mohawk’s Harbor Point site are subject to continuing feasibility study evaluations and review by the DEC. In October 2000, the DEC issued a PRAP on the Utica Harbor/Barge Canal portion of the site. Niagara Mohawk currently estimates the range of costs for remediation of the surface water bodies to consist of a high end of $18 million, with an expected value of $11 million, which is included in the amounts accrued at September 30, 2000 and December 31, 1999. The ranges for the land-based and the surface water bodies portions represent the total estimated costs to remediate the properties and does not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

In May 1995, Niagara Mohawk filed a complaint pursuant to applicable federal and New York State law in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk’s claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General’s motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. In a Memorandum - Decision and Order, dated September 28, 2000, the Court: 1) denied Niagara Mohawk’s CERCLA and New York Navigation Law motions for summary judgment on liability; 2) denied defendant Beazer East, Inc.‘s motions for summary judgment under New York CPLR section 1401 and the New York Navigation Law; and 3) granted defendant Mohawk Valley Oil’s (“MVO”) cross-motions for summary judgment with respect to Niagara Mohawk’s CERCLA and New York Navigation Law claims. The Court further ordered that MVO be dismissed from the case. Niagara Mohawk has filed a motion seeking leave to appeal the Court’s rulings with respect to MVO. This motion is currently returnable on November 17, 2000. Niagara Mohawk is engaged in settlement negotiations with the various parties. Should the case proceed to trial, the court has established February 27, 2001 as the trial ready date. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the defendants or the allocation of Niagara Mohawk’s share of the costs to remediate the Harbor Point and surrounding sites.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.4 billion at September 30, 2000. These regulatory assets are probable of recovery.

Swap contract regulatory asset:   The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired and the Albany oil and gas-fired generation plants. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining term of the swaps through June 2003. During the second quarter of 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired generation plant. Niagara Mohawk entered into a financial swap as part of the sale. Approximately $18.6 million is included in the swap contract regulatory asset at September 30, 2000 as part of this agreement. The Albany contract expires on September 30, 2003, and the portion of the swap contract regulatory asset associated with the agreement will be amortized over the life of the contract as notional quantities are settled. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments - “Swap Contracts” for a further discussion of the terms of each of the financial agreements. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten.

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

On May 12, 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired plant to PSEG Power LLC (“PSEG”) for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant and the redevelopment is in service by July 1, 2003. The agreement with PSEG includes a “Post Closing Property Tax Adjustment” to be settled on the first ten anniversaries of the closing date. If actual annual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which should approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. The proceeds from the sale of Albany do not include an amount for the redevelopment fee or the post closing property tax adjustment.

On August 8, 2000, Niagara Mohawk announced that the Roseton Steam Station (of which Niagara Mohawk owns 25 percent) would be sold to Dynegy Inc. (“Dynegy”) of Houston, pursuant to which Niagara Mohawk will receive approximately $80 million. Niagara Mohawk’s share of the plant has a net book value of approximately $37.0 million (which includes materials, supplies and fuel) as of September 30, 2000.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of September 30, 2000, Niagara Mohawk has recorded a regulatory asset of $175.3 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants at Oswego and Albany, which includes $4.0 million in employee-related severance costs. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the accounting treatment relating to the hydro PPAs, as discussed below, the amount of severance and other costs, the outcome of the sale of the Roseton Steam Station (described above), and PSC review of the amounts deferred. The PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets, by the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. On July 10, 2000, Niagara Mohawk filed a report with the PSC outlining the accounting of the costs and proceeds from the sale of the generation assets sold through May 31, 2000. The amount recorded as a loss is subject to regulatory review. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $14.5 million based on the asset sales of which $9.0 million is reflected in income in 1999 and $5.5 million is reflected in income in 2000 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned is subject to regulatory review and is included in the other regulatory assets on the Consolidated Balance Sheets. Niagara Mohawk will begin recovery of the incentive in 2001, over a period not to exceed five years.

On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear assets to AmerGen Energy Company, LLC (“AmerGen”), a joint venture of PECO Energy Company and British Energy, for approximately $135 million. New York State Electric and Gas Corporation (“NYSEG”) was also a party to the agreement and agreed to sell its 18 percent share of Unit 2 to AmerGen. The sale agreement was subject to regulatory approval. On April 25, 2000, the PSC deemed Niagara Mohawk’s and NYSEG’s petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. As a result, on May 11, 2000, Niagara Mohawk, NYSEG and AmerGen terminated their agreement in contemplation of such a competitive process, and Niagara Mohawk and certain other co-owners are in the process of auctioning Unit 1 and their share of Unit 2. Niagara Mohawk cannot predict the outcome of this auction, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because Unit 2 has multiple owners and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives. (See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Merger Agreement with National Grid” for a discussion of how the merger agreement is impacted by the sale of nuclear assets).

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to whether the PSC will approve any sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of September 30, 2000. Under this assumption, the nuclear generating assets are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until the sale, expected cash proceeds from the sale of the assets, less amounts which may be required to pre-fund the nuclear decommissioning trust funds.

At September 30, 2000, the net book value of Niagara Mohawk’s nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.6 billion, excluding the reserve for decommissioning. In addition, Niagara Mohawk has other nuclear-related assets of approximately $0.5 billion. These assets include the decommissioning trusts and regulatory assets, which are primarily related to the flow-through to customers of prior income tax benefits.

SFAS No. 71 and other accounting matters:   The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97-4, “Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuance of Application of FASB Statement No. 71” in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service over the next ten years, including the CTC assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s, and therefore, Holdings’ ability to pay dividends.

Under Power Choice, Niagara Mohawk’s remaining electric business (electric transmission, distribution and nuclear business) continues to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

NOTE 4.   SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98 percent of total assets and 87 percent of total revenues, there are 2 principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk is pursuing the sale of its nuclear assets and its 25 percent interest in the Roseton plant. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added (“EVA®”). EVA® is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

                              For The Three Months           For The Nine Months
                               Ended September 30,           Ended September 30,
                               Total      Economic          Total        Economic
(In thousands of dollars)    Revenues    Value Added       Revenues    Value Added
------------------------- ---------------------------    -------------------------
2000
Regulated                   $ 909,537   $ (146,931)      $ 2,890,634    $(430,398)
Unregulated                   190,067      (11,129)          449,069      (24,905)
Eliminations                        -            -               (20)           -
                          -------------------------      -------------------------
  Total Consolidated      $ 1,099,604   $ (158,060)      $ 3,339,683    $(455,303)
====================      =========================      =========================
1999
Regulated                   $ 927,296   $ (199,733)      $ 2,893,778    $(541,240)
Unregulated                   107,016       (7,400)          174,515      (21,124)
Eliminations                      (85)           -              (611)           -
                          -------------------------      -------------------------
  Total Consolidated      $ 1,034,227   $ (207,133)      $ 3,067,682    $(562,364)
====================      =========================      =========================

EVA® is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors’ expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular, does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and nine months ending September 30, 2000 and 1999, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contract payments to IPPs, which is calculated annually, and the corresponding recognition of imputed interest as follows:

                                   Three months ended           Nine months ended
                                       September 30,              September 30,
(in thousands of dollars)           2000          1999          2000          1999
------------------------------- -------------------------   ------------------------
Estimated net present value
of the remaining future above
market contract payments to
IPPs                            $1,383,600    $1,987,643    $1,383,600    $1,987,643

Corresponding recognition of
imputed interest                   $10,188       $14,635       $30,564       $43,902

EVA® is further segmented between EVA® from Operations and EVA® related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA® to total consolidated net income for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                          Three months ended         Nine months ended
                                              September 30,             September 30,
(in thousands of dollars)                  2000         1999          2000        1999
------------------------------------   -----------------------   -----------------------
Economic Value Added:
    Operations                         $ (62,084)   $ (83,197)   $ (162,079)  $(185,383)
    IPP - Related                        (95,976)    (123,936)     (293,224)   (376,981)
                                       -----------------------   -----------------------
Total Economic Value Added              (158,060)    (207,133)     (455,303)   (562,364)
Charge for Use of Investor's Capital     230,615      289,498       704,095     889,486
Adjustments for Significant Items        (10,188)     (14,635)      (30,564)    (43,902)
1998 Ice Storm Recovery Costs             19,443            -        19,443           -
Interest Charges (net of taxes)          (71,215)     (77,392)     (215,603)   (249,299)
Extraordinary Item (net of taxes)              -      (13,054)         (909)    (23,804)
Niagara Mohawk Preferred Dividends        (7,871)      (8,991)      (23,679)    (27,039)
                                       -----------------------   -----------------------
   Consolidated Net Income (Loss)      $   2,724    $ (31,707)   $   (2,520)  $ (16,922)
                                       =======================   =======================
EVA®is a registered trademark of Stern Stewart & Co.

NOTE 5.   EXTRAORDINARY ITEM

During the nine months ended September 30, 2000 and 1999, Holdings and Niagara Mohawk recognized an extraordinary item for the early redemption of debt. The following table shows the after tax effect and per share effect of redemption premiums incurred, and the write-off of unamortized debt expense and issuance costs associated with each of the series that was redeemed:

                                                    Nine months ended September 30,
                                                     2000                  1999
                                             --------------------  --------------------
                                                Costs     Income      Costs     Income
                        Amount      Month     Incurred,     Tax     Incurred,    Tax
Series                Redeemed    Redeemed   net of tax   Benefit  net of tax  Benefit
---------------------------------------------------------------------------------------
                                                 (in thousands of dollars)
Senior Notes          $  3,402    February     $ 14        $  8       $ -        $ -
Senior Bank Facility    50,000    April         336         181         -          -
First Mortgage Bonds    41,585    May           559         300         -          -
First Mortgage Bonds   151,720    June            -           -     10,750     5,790
First Mortgage Bonds   150,000    July            -           -      7,556     4,070
Senior Notes           500,000    September       -           -      5,459     2,940
Medium Term Notes       20,000    September       -           -         39        20
                                              ------       -----    ------   --------
      Total                                   $ 909        $489   $ 23,804   $12,820
                                              ======       =====  ========   ========
Per share effect, net of tax                  $   -                  $0.13
                                              ======              ========

NOTE 6.   PROPOSED MERGER WITH NATIONAL GRID

In September 2000, Holdings agreed to a merger with National Grid, under which National Grid will acquire Holdings through the formation of a new National Grid holding company and the exchange of Holdings’ shares for a combination of cash and American Depository Shares (“ADS”) in the new holding company.

The merger is subject to approval by a majority vote of Holdings shareholders as well as National Grid shareholder approval. In addition, the merger is contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935, FERC, the PSC, and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger is currently anticipated to be completed by late 2001.

Holdings shareholders will receive $19 per share, subject to the dollar value of 5 National Grid ordinary shares being between $32.50 and $51.00 in a specified period shortly before the closing of the merger. In the event that the dollar value of 5 National Grid ordinary shares is greater than $51.00 during such period, the per share consideration received by Holdings’ shareholders will increase by two-thirds of the percentage of the increase in value over $51.00. In the event that the dollar value of 5 National Grid ordinary shares is less than $32.50 during such period, the per share consideration received by Holdings’ shareholders will decrease by two-thirds of the percentage of the decrease in value below $32.50. Shareholders can elect to receive their consideration either in cash or ADS’s, or a combination of both, subject to the aggregate cash consideration offered being at least $1.015 billion. If cash elections received from Holdings shareholders exceed $1.015 billion, National Grid has the option to increase the cash element of the consideration.

REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of September 30, 2000 and 1999, and the related unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2000 and 1999 and of Cash Flows for the nine-month period ended September 30, 2000 and 1999, and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of September 30, 2000 and 1999 and the related unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2000 and 1999 and of Cash Flows for the nine-month period ended September 30, 2000 and 1999. The report of PricewaterhouseCoopers LLP dated November 14, 2000, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries, and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page.

PricewaterhouseCoopers LLP’s report does not express an opinion on the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of September 30, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month period ended September 30, 2000 and 1999, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 2000 and 1999 (not presented herein), and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and of cash flows for the nine-month period ended September 30, 2000 and 1999. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc.‘s management and Niagara Mohawk Power Corporation’s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of December 31, 1999, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
November 14, 2000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Holdings and Niagara Mohawk’s cash flow, the receipt of shareholder approval at National Grid and Holdings and the timing and nature of federal and state regulatory actions on the merger with National Grid or the imposition of unacceptable conditions to approval by one or more regulatory agencies, the timing and outcome of the proposed future sale of Niagara Mohawk’s nuclear generation assets, the planned repayment of debt, the timing of the reversal of the increased gas costs as a result of the gas costs adjustment mechanism, the outcome of rate and reconciliation issues with the NYISO, the effects of Niagara Mohawk’s transition to a new customer service system, and the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, the timing and nature of federal and state regulatory actions on the merger with National Grid, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices (SFAS No. 133) and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk’s two nuclear plants, the results from Niagara Mohawk’s proposed sale of its nuclear assets and its 25 percent interest in Roseton, efforts made by Niagara Mohawk to collect from customers, and the economic conditions of Niagara Mohawk’s service territory.

Merger Agreement with National Grid

In September 2000, Holdings agreed to a merger with National Grid, under which National Grid will acquire Holdings through the formation of a new National Grid holding company and the exchange of Holdings’ shares for a combination of cash and ADS’s in the new holding company.

The merger is subject to approval by a majority vote of Holdings shareholders as well as National Grid shareholder approval. In addition, the merger is contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935, FERC, the PSC, and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger is currently anticipated to be completed by late 2001.

Holdings shareholders will receive $19 per share, subject to the dollar value of 5 National Grid ordinary shares being between $32.50 and $51.00 in a specified period shortly before the closing of the merger. In the event that the dollar value of 5 National Grid ordinary shares is greater than $51.00 during such period, the per share consideration received by Holdings’ shareholders will increase by two-thirds of the percentage of the increase in value over $51.00. In the event that the dollar value of five National Grid ordinary shares is less than $32.50 during such period, the per share consideration received by Holdings’ shareholders will decrease by two-thirds of the percentage of the decrease in value below $32.50. Shareholders can elect to receive their consideration either in cash or ADS’s, or a combination of both, subject to the aggregate cash consideration offered being at least $1.015 billion. If cash elections received from Holdings shareholders exceed $1.015 billion, National Grid has the option to increase the cash element of the consideration.

Restructuring of the Regulated Electric Utility Business

Power Choice:  The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

The Power Choice agreement established a five-year rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first 3 years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. Recent New York State tax law changes that further reduce the GRT rate for some customers and eliminates the GRT for others, are not reflected in the price reductions. The tax law changes are discussed below and in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.” Industrial customers are currently receiving average reductions of 25 percent relative to 1995 tariffs; this decrease includes discounts currently offered to some industrial customers through optional and flexible rate programs. As part of Power Choice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

Generation Asset Sales:   In its written Order dated May 6, 1998, the PSC approved Niagara Mohawk’s plan to divest all of its fossil and hydro generation assets, which is a key component in its Power Choice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro assets and its oil and gas-fired plant at Oswego. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Power Choice and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales” for discussion of the sales completed during 1999 and Holdings and Niagara Mohawk’s combined Form 10-Q for the quarter ended June 30, 2000, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restructuring of the Regulated Electric Utility Business - Generation Asset Sales” for discussion of the sales completed during 2000.

The Power Choice agreement stipulated that absent a statewide solution, Niagara Mohawk would file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of Power Choice. On June 24, 1999, Niagara Mohawk announced an agreement to sell its nuclear generation assets to AmerGen. NYSEG was also a party to the agreement and agreed to sell its share of Unit 2 to AmerGen. On April 25, 2000, the PSC deemed Niagara Mohawk and NYSEG’s petitions with respect to the AmerGen agreement to be withdrawn because the PSC expects a competitive process to sell the nuclear assets to result in a substantially higher value and lower stranded costs than the AmerGen agreement. As a result, Niagara Mohawk, NYSEG and AmerGen terminated their agreement in contemplation of such a competitive process and, Niagara Mohawk and certain other co-owners are in the process of auctioning Unit 1 and their share of Unit 2. Niagara Mohawk cannot predict the outcome of this process, but is committed to pursue the sale of Unit 1 and Unit 2. Notwithstanding this commitment, because Unit 2 has multiple owners and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives.

Stranded Cost Recovery:   In approving Power Choice, the PSC authorized changes to Niagara Mohawk’s Retail Tariff providing for the recovery of stranded costs in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs is governed by Rule 52 of Niagara Mohawk’s Retail Tariff, which became effective on April 6, 1998. The stranded cost recovery provisions of Niagara Mohawk’s Retail Tariff supplement the provisions of FERC’s Order No. 888, which provides for the recovery of certain stranded costs in wholesale transmission rates. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligations. The following communities have commenced legal proceedings challenging Niagara Mohawk’s right to recover stranded costs:

Lakewood

In August 1997, Niagara Mohawk provided the village of Lakewood (“Lakewood”) with an estimate of its stranded cost obligations under both Rule 52 and FERC Order No. 888. In June 1998, Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of Niagara Mohawk’s stranded costs if it created a new municipal electric system.

On December 11, 1998, the FERC issued an order granting Niagara Mohawk’s request for clarification that Order No. 888 does not preempt the exit fee provision of the Retail Tariff and directing that Lakewood’s case before the FERC be held in abeyance pending the resolution by the PSC of Lakewood’s stranded cost obligation under the exit fee provisions of Niagara Mohawk’s Retail Tariff.

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The parties to the case subsequently entered into a number of stipulations that subjects any exit fee established by the Commission to a true-up based on the resolution of certain issues presented in other proceedings or forums. These include stipulations which call for ultimate determinations outside this case of the amortization period for regulatory assets, and return on Niagara Mohawk’s regulatory assets for nuclear stranded costs, the MRA and loss on the sale of the fossil and hydro generation assets.

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether certain changes to Rule 52 should be implemented at the expiration of the five year term of Power Choice. Niagara Mohawk is unable to predict the outcome of these further proceedings at this time.

While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

Alliance for Municipal Power

The Alliance for Municipal Power (“AMP”) is a group of 21 towns and villages in St. Lawrence and Franklin counties pursuing municipalization. AMP appealed the Commission’s orders approving Power Choice and Rule 52, which appeal was dismissed by the Supreme Court of Albany County. AMP filed an appeal of this decision, but failed to perfect its appeal within the time limit specified in New York’s Civil Practice Laws and Rules. However, this appeal has not yet been dismissed by the Appellate Division of the Supreme Court of Albany County.

At the PSC’s request, Niagara Mohawk has provided AMP with stranded cost calculations under Rule 52 and Order No. 888. Niagara Mohawk estimated AMP’s total stranded cost estimate at $150 million under Rule 52 and $272 million under Order No. 888. On June 23, 1999, a representative of the AMP communities submitted a letter to the PSC disputing Niagara Mohawk’s exit fee calculations and requesting that the alternative dispute resolution procedures of Niagara Mohawk’s Power Choice Settlement be invoked to resolve that dispute. By letter dated August 10, 1999, the PSC directed Niagara Mohawk to meet with representatives of the AMP communities and an administrative law judge employed by the PSC. Since that date, representatives of Niagara Mohawk and the AMP communities have met on several occasions to exchange information and views on this subject, but no agreement has yet been reached. On September 29, 2000, AMP filed a Petition for an Expedited Declaratory Order with the FERC. In that petition, AMP urged the FERC to nullify the exit fee provisions of Niagara Mohawk’s Retail Tariff on a variety of grounds. The FERC has not yet set a date for interventions and protests in response to this petition. Niagara Mohawk believes it has meritorious defenses to the requests for relief made by AMP in its petition, but cannot predict the outcome of this proceeding at this time. If the 21 AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately two percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension of Power Choice or renegotiation of its material terms could have a material adverse effect on Holdings and Niagara Mohawk’s results of operations, financial condition, and future cash flows.

GLDC

In a petition for expedited declaratory ruling filed with the FERC on June 24, 1999, the Griffiss Local Development Corporation (“GLDC”) and the Oneida County Industrial Development Agency (“Oneida IDA”) sought an order declaring that purchases of electricity from Niagara Mohawk by the Air Force Base Conversion Agency and/or by GLDC itself for use at the former Griffiss Air Force Base (“the Base”) were wholesale sales subject to the jurisdiction of the FERC rather than retail sales subject to the jurisdiction of the PSC. In addition, GLDC and Oneida IDA also sought an order from the FERC asserting exclusive jurisdiction over any stranded cost obligation resulting from the change from retail to wholesale rates and a determination that Niagara Mohawk was not entitled to any stranded costs as a result of that change. Niagara Mohawk intervened in this proceeding and opposed all relief requested by GLDC. The FERC has not yet acted on this Petition.

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

Shortly before that hearing was scheduled to commence, Niagara Mohawk entered into a settlement agreement with GLDC and Oneida IDA that provides GLDC with discounted electric rates for a five year period, which would be consistent with established discounted rates under Power Choice. This Settlement is contingent on GLDC’s receipt of an allocation of Power For Jobs credits by the Economic Development Power Allocation Board and approval by the PSC. It has recently become apparent that GLDC will not receive the allocation of Power For Jobs Power on which this initial settlement was premised, and the parties are renegotiating this settlement agreement. While Niagara Mohawk is hopeful that this negotiation process will be successful, Niagara Mohawk cannot predict the outcome of these negotiations at this time.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk’s system or the amount of stranded costs it may receive as a result of any withdrawals.

Financial Position

Holdings and Niagara Mohawk’s capital structure at September 30, 2000 and December 31, 1999, was as follows:

                           September 30,  December 31,
                 %             2000          1999
------------------------------------------------------
Holdings:
Long-term debt                 63.4          61.9
Preferred stock of subsidiary   5.6           5.5
Common equity                  31.0          32.6

Niagara Mohawk:
Long-term debt                 65.1          63.3
Preferred stock                 5.8           5.6
Common equity                  29.1          31.1

The closing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the fossil and hydro generation assets, will allow both entities to reduce the leverage in the capital structure. Book value of Holdings’ common stock was $16.98 per share at September 30, 2000, as compared to $16.78 at December 31, 1999.

EBITDA for the 12 months ended September 30, 2000 was $1,180.8 million for Holdings. EBITDA has declined approximately $105.4 million as compared to the same period in 1999, primarily as a result of lower operating income and lower depreciation as a result of the fossil/hydro generation asset sales. (Note: EBITDA for the 12 months ended September 30, 1999, has been restated to reflect a change in the EBITDA calculation methodology using the method defined below. The amount of the change was $11.2 million). EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Holdings’ net income:

                                      Twelve Months Ended
(in thousands of dollars)                September 30,
                                     2000             1999
                                 -----------     ------------
EBITDA                           $1,180,787      $1,286,167
Interest income                      21,411          24,762
Extraordinary item                     (909)        (23,804)
Income taxes                        (21,173)         (9,505)
Preferred dividend requirement
   of subsidiary                    (33,448)        (36,063)
Interest charges                   (436,490)       (509,965)
Depreciation and amortization      (310,600)       (359,719)
Nuclear fuel amortization           (28,882)        (29,813)
Amortization/accretion of
   MRA/IPP buyout costs            (373,099)       (361,029)
Allowance for funds used during
   construction                       3,022           6,587
Deferral of MRA interest rate
   savings                          (21,305)        (30,997)
                                 -----------     ------------
Net income                        $ (20,686)      $ (43,379)
                                 ===========     ============

During 1999, the PSC approved Niagara Mohawk’s petition to purchase up to $800 million of Holdings’ common stock. Holdings’ Board of Directors has approved a program to repurchase 40 million shares through December 31, 2002. Niagara Mohawk purchased 10 million shares of Holdings’ common stock through December 31, 1999 for $157.2 million.

During 1999, Niagara Mohawk entered into an agreement with an agent to purchase up to five million shares of Holdings’ common stock. The agent purchased the five million shares during 1999. Niagara Mohawk, which had the option to settle in cash or shares, elected to settle in cash on June 21, 2000 for $79 million.

Niagara Mohawk purchased 12,125,045 additional shares for approximately $171.0 million during the first nine months of 2000, excluding the 5 million shares noted above. Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the proposed merger.

Adoption of New Accounting Standard

Effective January 1, 2001, Holdings will be required to adopt a new accounting standard SFAS No. 133. The standard calls for identification of derivative instruments, classification as to their purpose and specific accounting treatment. See Note 1. Summary of Significant Accounting Policies – “New Accounting Standard,” for a detailed description of the issues surrounding implementation. Holdings does not believe that the adoption of the new standard will have a significant impact on the earnings or reported statements of financial position.

Liquidity and Capital Resources

Short term.  At September 30, 2000, Holdings and Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $113.7 million and $100.4 million, respectively, and accounts receivable of $470.3 million and $390.5 million, respectively. Accounts receivable are net of amounts sold, as discussed below. Holdings and Niagara Mohawk have a negative working capital balance of $665.7 million and $719.9 million, respectively, primarily due to long-term debt due within one year of $865.2 million. Net cash from operating activities were $563.9 million for Holdings and $626.0 million for Niagara Mohawk in the nine months ended September 30, 2000 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $804 million of credit consisting of a $280 million 364 day revolving credit facility (expires May 31, 2001, with the option to convert the loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of November 7, 2000, Niagara Mohawk borrowed $255 million from the revolving credit facility, consisting of $210 million from the 364 day revolving credit facility and $45 million from the five year revolving credit facility, leaving Niagara Mohawk with $125 million of borrowing capability under the bank facility agreement. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through September 30, 2000, Niagara Mohawk had $210 million in such first mortgage bond maturities.

Niagara Mohawk Energy has a $60 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $20 million line of credit. The line of credit will be reduced to $10 million on November 30, 2000, and expires on September 30, 2001. As of September 30, 2000, approximately $35.9 million and $1.2 million letters of credit and line of credit, respectively, were outstanding. In addition, Holdings has issued guarantees totalling $8 million as of November 13, 2000 to trade counter-parties of Niagara Mohawk Energy.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. From the fourth quarter of 1999 through April 2000 and in September 2000, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for this period. NMR was in compliance with the ratio for the months of May through August 2000. The amount of receivables sold at September 30, 2000 was $105.2 million. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 8. Financial Statements and Supplementary Data, Note 8. – Commitments and Contingencies, for a further discussion of this customer receivables program.

Holdings and Niagara Mohawk’s long-term debt due within one year and sinking fund requirements on redeemable preferred stock is $872.8 million at September 30, 2000. In addition, construction expenditures planned within one year are estimated to be $230 million. These capital requirements are planned to be financed primarily from internally generated funds, borrowings against the senior bank facility, and/or additional sales of accounts receivable.

Holdings and Niagara Mohawk’s net cash provided by investing activities decreased $730.0 and $798.5 million, respectively in the 9 months ended September 30, 2000 as compared to the same period in 1999. These decreases are primarily due to Niagara Mohawk completing the sale of hydro and coal-fired generation assets during the first nine months of 1999.

Niagara Mohawk’s net cash used in financing activities decreased $888.6 million as compared to the same period in 1999, primarily due to Niagara Mohawk reducing a lesser amount of debt in 2000 as compared to 1999. In the first nine months of 2000, the net amount of debt repaid was $112.2 million as compared to $1,125.0 million in 1999. In addition, the decrease is due to the corporate restructuring which involved the transfer of Opinac’s cash balance of $89.6 million to Holdings in 1999. This was partially offset by the repurchasing of Holdings’ common stock for $250.0 million in the first 9 months of 2000.

Long term.  Niagara Mohawk’s total capital requirements consist of amounts for its construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock. The construction expenditures, excluding nuclear fuel and allowance for funds used during construction (“AFC”), are anticipated to be approximately $229 million for 2001 and $230 million and for 2002. Capital expenditure levels for the energy delivery business are generally consistent year-to-year. If the nuclear sale does not occur, Niagara Mohawk estimates that it will incur expenditures for construction and nuclear fuel of $32 million for 2001 and $67 million for 2002. The estimate of construction additions included in capital requirements for the period 2001 and 2002 will be reviewed by management to give effect to the overall objective of further reducing construction spending where possible. Any change in the timing or outcome of the nuclear sale will effect Niagara Mohawk’s capital expenditure requirements.

Mandatory debt and preferred stock retirements are expected to add approximately another $632.9 million to the 2001 estimate of capital requirements and are expected to add approximately $548.1, $614.8, $236.1, and $553.7 million in the next subsequent four years.

These capital requirements are planned to be financed primarily from internally generated funds and borrowings against the senior bank facility. As discussed above, Niagara Mohawk has available $210 million of first mortgage bonds, which will increase to approximately $1,535.4 million in 2005 based on expected maturities.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments and market conditions. The ultimate level of financing during the next few years will be affected by, among other things:

-  Consummation of the proposed merger with National Grid (see “Merger Agreement with National Grid”);
-  Niagara Mohawk’s competitive position and the extent to which competition penetrates its markets;
-  changes in electric and gas prices as a result of regulatory proceedings;
-  potential future actions with respect to IPPs not covered under the MRA;
-  uncertain energy demand due to the weather and economic conditions and obligations to serve as provider of last resort;
-  the cash tax benefits anticipated because the MRA generated a net tax operating loss (“NOL”)
   carryforward in 1998 (See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7.  Management’s Discussion and Analysis of Financial
   Condition and Results of Operation – “Financial Position, Liquidity and Capital Resources”
   for a further discussion of Niagara Mohawk’s ability to use this NOL);
-  levels of common dividend payments (See Holdings and Niagara Mohawk's combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7.  Management’s Discussion and Analysis
   of Financial Condition and Results of Operation – “Financial Position, Liquidity and Capital
   Resources – common Stock Dividend”), if any, and preferred dividend payments; and
-  the results of the remaining sales of Niagara Mohawk's generation assets.

The proceeds of the sales of the generation assets are subject to the terms of Niagara Mohawk’s mortgage indenture and the note indenture that was entered into in connection with the MRA debt financing. Niagara Mohawk is obligated to use 85 percent of the cash proceeds of the sale of its generation assets to reduce debt outstanding, as outlined in its Senior Note indenture. For a discussion of the remaining generation asset sales, see Item 1. Note 3. Rate and Regulatory Issues and Contingencies – “Deferred loss on the sale of assets.”

Results of Operations

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 2000 in comparison to the same periods in 1999. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and nine-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the June 30, 1998 termination, restatement or amendment of IPP contracts, the implementation of Power Choice and the sale of the fossil and hydro generation assets. With the closing of the MRA and the implementation of Power Choice effective September 1, 1998, Holdings and Niagara Mohawk expect reported earnings for the five years under Power Choice to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice, would be to record a significantly higher percentage of income earned in the first quarter compared for the balance of each year. The ability of Niagara Mohawk to improve earnings in the period subsequent to Power Choice will depend on the outcome of the regulatory process to set prices at that time and may otherwise be affected by the proposed merger with National Grid. See “Merger Agreement with National Grid” for a discussion of the proposed merger. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Customer Service System

In mid-February 1999, Niagara Mohawk implemented a new Customer Service System (“CSS”). The CSS replaced existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The new CSS provided the retail access and unbundled bill functionality required under Power Choice and also addressed Year 2000 compliance. These capabilities could not be developed in the previous systems. While CSS performs bill calculations for residential and commercial customers, legacy systems continue to calculate bills for most industrial customers.

Niagara Mohawk, like other companies that have implemented similar CSS projects, has experienced a transition period, characterized by significantly higher customer call volumes and complaints, billing and data accumulation issues, and other problems that impact productivity and costs. Billing and data accumulation issues included bill format errors, billing delays as edit and validation checks rejected bills, instances where bills could not be generated by CSS, and inappropriate late payment charges. The transition was also complicated by changes in the information and choices provided to customers pursuant to Power Choice. Niagara Mohawk took steps prior to and during the transition period to prioritize and respond to problems quickly. Although the more significant billing and data accumulation issues concerning customers have been addressed, resolution of the remaining transition issues continues in 2000. These issues focus on enhancements and improvements to CSS, which will increase overall bill quality, timeliness of issuing bills and overall customer satisfaction.

The CSS transition period has presented several financial exposures. Outstanding accounts receivables have increased, and Niagara Mohawk’s bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Bad debt expense for the first nine months of 2000 was $41.9 million, compared to $41.4 million in the comparable period in 1999. Niagara Mohawk is taking aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts can be returned to a level appropriate in the normal course of business. These actions include increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather.

The PSC has been evaluating the development and implementation costs of the CSS project, as well as Niagara Mohawk’s response to the transition problems incurred during implementation. The PSC issued an order in January 2000 directing that certain billing related problems identified by the PSC Staff be corrected, with emphasis on estimated bills, by March 31, 2000. Niagara Mohawk has addressed the PSC Staff’s concerns regarding estimated bills by adding 45 new meter reader positions to increase the number of customers whose meters are read monthly from approximately 800,000 meters to 1.6 million meters. Further enhancements to CSS were designed to improve the quality of estimates and the ability to provide customers greater information about the preparation of an estimate. Other concerns raised by the PSC Staff in the order were addressed in a response filed by Niagara Mohawk in early February and further updated in a report on May 1, 2000. In the May 1, 2000 report, Niagara Mohawk identified that customer complaints regarding billing issues has significantly decreased in the first quarter of 2000 as compared to 1999. The PSC has required Niagara Mohawk to issue a final report outlining the results achieved from the enhancements made. The final report was filed on October 31, 2000. The report addressed all outstanding issues required by the PSC which included: (1) a summary of modifications made to the billing format; (2) the results of the Company’s efforts to reduce the number of estimated bills rendered; (3) an analysis and demonstration that the Company’s estimating procedures are producing reasonably accurate bills; (4) a description of the effects for customers of each billing and system improvement; and (5) approval of the Company’s estimating procedure. Niagara Mohawk cannot predict the outcome or financial consequences, if any, of the continuing PSC inquiry, but believes it has met the requirements set forth by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999

Holdings:

Holdings reported earnings during the third quarter of 2000 of $2.7 million or 2 cents per share, as compared with a loss of $31.7 million or a negative 17 cents per share for the third quarter of 1999. The prior year’s third quarter loss included an extraordinary item reflecting the early retirement of debt amounting to $13.1 million or 7 cents per share.

Third quarter 2000 earnings include approximately $19.4 million, or 12 cents per share, of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort. The quarter’s earnings also include $9.5 million, or 6 cents per share, because of higher gas gross margin, and $6.1 million, or 4 cents per share, due to lower interest costs, net of AFC, resulting from continuing debt retirement.

Conversely, third quarter 2000 results were reduced by approximately $19.5 million, or 12 cents per share, as a result of Niagara Mohawk’s exposure to higher natural gas prices, and by $3.4 million, or 2 cents per share, due to the second and third phases of electricity price reductions implemented as part of Niagara Mohawk’s regulatory restructuring agreement.

The higher gas margin is primarily attributable to changes in the regulatory treatment for the recovery of gas pipeline costs. As a result of such changes, Niagara Mohawk will experience a higher gas margin during low volume periods, such as in the summer months, and a lower gas margin during high volume periods, such as in the winter months. This higher gas margin was partially offset by incentives earned in 1999 that are no longer available under the gas rate agreement.

Niagara Mohawk:

Niagara Mohawk’s net income was $13.2 million during the third quarter of 2000. These earnings as compared to the same period in 1999 is explained above in the discussion of Holdings’ earnings for the same period.

Revenues and Sales/Deliveries

Electric:

Of the $58.3 million increase in Holdings electric revenues, $(23.8) million relates to Niagara Mohawk regulated revenues and $82.1 million relates to Opinac unregulated revenues.

Regulated electric revenues decreased $23.8 million or 2.8 percent from the third quarter of 1999 due to a decrease in retail revenues of $104.4 million or 13.0 percent. This decrease was primarily due to a decrease in electric sales/deliveries to ultimate consumers as a result of the milder summer of 2000 compared to the warmer than normal weather of 1999 and lower prices. This decrease was partially offset by an increase in sales for resale of $18.2 million, due primarily to increased generation sales to the NYISO, an increase in miscellaneous revenues of $2.4 million (including unbilled revenues) and an increase in transmission revenues of $18.9 million. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. The decrease in regulated electric sales to ultimate consumers and the increase in distribution of energy of $41.1 million reflects the growing number of customers that purchase electricity from other suppliers.

Regulated electric sales to ultimate consumers were approximately 7.7 billion KWh in the third quarter of 2000, a 13.5 percent decrease from 1999, primarily as a result of milder weather.

Unregulated electric revenues increased $82.1 million or 88.3 percent from the third quarter of 1999 primarily as a result of Niagara Mohawk Energy increased wholesale and retail activity.

Unregulated electric sales were 2.5 billion KWh or a 9.4 percent increase from the third quarter of 1999 primarily as a result of an increase in retail sales.

Gas:

Of the $7.9 million increase in Holdings gas revenues, $6.0 million relates to Niagara Mohawk regulated revenues and $1.9 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $6.0 million or 8.2 percent in the third quarter of 2000 from the comparable period in 1999. This increase is primarily due to an increase in residential sales. Regulated gas revenues in the third quarter of 1999 included $6.0 million of revenues earned from revenue sharing mechanism allowed in Niagara Mohawk’s gas rates as a result of lowering the cost of gas purchases. This revenue sharing mechanism was available under the gas rate settlement agreement that expired on November 1, 1999.

Regulated gas sales to ultimate consumers were 4.0 million Dth or a 2.9 percent decrease from the third quarter of 1999. This decrease reflects lower sales to commercial and industrial customers.

Unregulated gas sales decreased 0.7 million Dth or 22.2 percent in the third quarter of 2000 from the comparable period in 1999, primarily as a result of a decrease in sales to other gas marketers.

Unregulated gas revenues increased $1.9 million or 20.4 percent in the third quarter of 2000 from the comparable period in 1999, primarily as a result of higher gas prices.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased is explained by Niagara Mohawk’s activity, as well as an increase in unregulated supply costs of $90.7 million or 103.1 percent in the third quarter of 2000 to meet higher sales requirements.

Niagara Mohawk’s total electricity purchased increased $72.3 million or 31.2 percent in the third quarter of 2000, primarily to compensate for the sale of Niagara Mohawk’s generation assets. Niagara Mohawk now purchases more of its remaining load requirements through the NYISO or other parties. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk now avoids the cost of ownership, such as operating and maintenance, property taxes and depreciation. These variances are discussed below. See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 1999, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - “Power Choice and the Restructuring of the Regulated Electric Utility Business - FERC Order 888” for a further discussion on the implementation of the NYISO. NYISO procedures require it to perform final billing and settlements as a result of final meter readings on a monthly basis. The NYISO is currently behind schedule in performing these final billings and Niagara Mohawk anticipates some refunds due to over billing on electricity purchases. However, Niagara Mohawk cannot estimate at this time what, if any, portion may be refunded and accordingly has not recorded any potential recoveries.

Niagara Mohawk’s fuel for electric generation decreased $34.0 million or 64.0 percent as compared to the third quarter in 1999, primarily as a result of the sale of its fossil generation plants.

Holdings’ gas purchased expense reflects a decrease in Niagara Mohawk’s gas purchased expense of $5.7 million in the third quarter of 2000 as further discussed below, partially offset by an increase of $1.5 million primarily as a result of higher unregulated sales.

Niagara Mohawk’s gas purchased expense decreased $5.7 million in the third quarter of 2000. This was a result of a $8.8 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, and a decrease in the average cost per Dth purchased ($11.1 million). These decreases were partially offset by a 3.9 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($14.2 million).

Other operation and maintenance expense for both Holdings and Niagara Mohawk have decreased in the third quarter 2000 as compared to 1999 primarily due to the receipt of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort of $29.9 million and lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000.

Depreciation and amortization expense has decreased by approximately $2.2 million for both Holdings and Niagara Mohawk as compared to the third quarter of 1999 due to the sale of Niagara Mohawk’s fossil and hydro generation plants during 1999 and 2000.

The decrease in other taxes for both Holdings and Niagara Mohawk of $35.3 million in the third quarter of 2000 as compared to the second quarter of 1999 is partly due to lower real estate taxes of $13.3 million resulting from the sale of Niagara Mohawk’s fossil and hydro generation plants. Other taxes are also lower due to lower GRT rates and an increase in GRT credits received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program. In addition, other taxes decreased as a result of the state tax law changes as further explained in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

Holdings and Niagara Mohawk’s other income decreased in the third quarter of 2000 primarily due to lower interest income and the recording of a generation auction incentive in the third quarter 1999 of $8.0 million.

Holdings and Niagara Mohawk’s interest charges have decreased in the third quarter of 2000 due to the redemption of Niagara Mohawk’s Senior Notes and First Mortgage Bonds.

The increase in Niagara Mohawk’s income taxes of approximately $3.4 million is primarily due to an increase in book taxable income offset by changes in the percentage allocation of federal income taxes to the third quarter of 2000 as compared to the same period in 1999. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change. This increase was partially offset by a state income tax benefit of approximately $6.1 million, which is explained in more detail in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

Nine Months Ended September 30, 2000 versus Nine Months Ended September 30, 1999

Holdings:

Holdings experienced a loss for the first 9 months of 2000 of $2.5 million or negative 1 cent per share, as compared with a loss of $16.9 million or negative 9 cents per share for the first nine months of 1999. Earnings for the first 9 months of 1999 included an extraordinary charge related to the early retirement of debt of $23.8 million or 13 cents per share.

Earnings for the 9 months ended September 30, 2000, compared to the same period in 1999, were increased by $31.7 million, or 19 cents per share, due to lower interest costs, net of AFC, and by $19.4 million, or 12 cents per share, related to the recovery of January 1998 ice storm costs.

The increases, however, were offset by a number of factors. Earnings were reduced by $19.5 million, or 12 cents per share, as a result of Niagara Mohawk’s exposure to higher natural gas prices; by $18.9 million, or 11 cents per share, for costs associated with the operation of the NYISO; by $12.2 million, or 7 cents per share, for higher production from hydroelectric IPPs; and by $11.0 million, or 6 cents per share, as a consequence of electric price reductions.

Niagara Mohawk:

Niagara Mohawk’s net income was $21.4 million for the first 9 months of 2000. The variations in earnings as compared to the same period in 1999 are noted above in the discussion of Holdings’ earnings for the same period.

Revenues and Sales/Deliveries

Nine Months Ended September 30,

                                            Electric Revenue (Thousands)       Sales/Deliveries (GWh)
                                                                    %                               %
                                            2000       1999       Change     2000      1999    Change
                                      ---------------------------------------------------------------
Regulated:
   Residential                        $   902,620  $  962,525      (6.2)     7,473     7,864    (5.0)
   Commercial                             774,620     911,264     (15.0)     7,569     9,146   (17.2)
   Industrial                             340,261     361,446      (5.9)     4,524     5,114   (11.5)
   Industrial - Special                    46,822      48,938      (4.3)     3,201     3,386    (5.5)
   Other                                   29,812      36,612     (18.6)       121       136     -
                                      ------------ -----------   -------    -------   -------  ------
Regulated Sales to
        Ultimate Consumers              2,094,135   2,320,785      (9.8)    22,888    25,646   (10.8)
   Distribution of Energy                 136,192      36,875     269.3      2,949     1,027   187.1
Regulated Sales and Deliveries        ------------ -----------   -------    -------   -------  ------
        to Ultimate Consumers           2,230,327   2,357,660      (5.4)    25,837    26,673    (3.1)
   NYISO and Other                         70,820      33,673     110.3      1,349     1,227     9.9
   Transmission of Energy                 114,605      75,395      52.0          -         -       -
   Miscellaneous                           27,724     (15,508)    278.8          -         -       -
   Reclassification of
    GRT revenues (Note 1)                 (15,419)          -         -          -         -       -
                                      ------------ -----------    ------    -------   -------  ------
Total Regulated Sales and Deliveries  $ 2,428,057  $2,451,220      (0.9)    27,186    27,900    (2.6)
                                      ============ ===========    ======    =======   =======  ======
Unregulated:
   Wholesale & Retail Sales       $   399,204  $  146,523     172.5      8,010     4,074    96.6
                                      ============ ===========   =======    =======   =======  ======

Of the $229.5 million increase in Holdings electric revenues, $(23.2) million relates to Niagara Mohawk regulated revenues and $252.7 million relates to Opinac unregulated revenues.

Regulated electric revenues decreased $23.2 million or 0.9 percent from the first 9 months of 1999. Sales for resale increased $37.1 million, due primarily to higher generation sales to the NYISO, miscellaneous revenues increased $43.2 million (including unbilled revenues) primarily due to a change in the amount of unbilled revenues recorded and transmission revenues increased $39.2 million. This increase was offset by a decrease in retail revenues of $226.7 million due to milder weather, customer switching for supply and lower prices. Transmission revenues increased as a result of increased revenues from TCCs implemented as part of the NYISO. The decrease in regulated electric sales to ultimate consumers and the increase in distribution of energy of $99.3 million reflects the growing number of customers that purchase electricity from other suppliers.

Regulated electric sales to ultimate consumers were approximately 22.9 billion KWh in the first 9 months of 2000, a 10.8 percent decrease from 1999. This decrease is primarily due to milder weather and customer switching for supply.

Unregulated electric revenues increased $252.7 million or 172.5 percent from the first 9 months of 1999 primarily as a result of Niagara Mohawk Energy increased sales to other marketers.

Unregulated electric sales were 8.0 billion KWh or a 96.6 percent increase from the first 9 months of 1999 primarily as a result of an increase in retail sales and sale to other marketers.

Nine Months Ended September 30,

                                   Gas Revenue (Thousands)   Sales/Deliveries (Thousands of Dth)
                                                       %                            %
                                 2000      1999     Change      2000      1999    Change
                            --------------------------------------------------------------
Regulated:
   Residential              $  320,462   $298,115     7.5      41,104    40,883     0.5
   Commercial                   87,024     82,426     5.6      12,167    13,059    (6.8)
   Industrial                    1,831      1,951    (6.2)        321       449   (28.5)
                            -----------  ---------  ------    --------  --------  ------
Regulated Total to
   Ultimate Consumers          409,317    382,492     7.0      53,592    54,391    (1.5)
   Transportation of
   Customer-Owned Gas           46,460     42,007    10.6     104,690   101,918     2.7
   Spot Market Sales             1,604      3,054   (47.5)        592     1,350   (56.1)
   Miscellaneous                 8,289     15,005   (44.8)          7         8   (12.5)
   Reclassification of
      GRT revenues (Note 1)     (3,093)         -       -           -         -       -
                            -----------  ---------  ------    --------  --------  ------
Total Regulated             $  462,577   $442,558     4.5     158,881   157,667     0.8
                            ===========  =========  ======    ========  ========  ======
Unregulated:
   Wholesale & Retail   $   44,553   $ 22,662    96.6      12,484     8,127    53.6
                            ===========  =========  ======    ========  ========  ======

Of the $41.9 million increase in Holdings gas revenues, $20.0 million relates to Niagara Mohawk regulated revenues and $21.9 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $20.0 million or 4.5 percent in the first 9 months of 2000 from the comparable period in 1999. This increase is primarily due to an increase in residential sales and higher gas prices that are passed through to customers. Regulated gas revenues in the first 9 months of 1999 included $7.6 million of revenues earned from revenue sharing mechanisms allowed in Niagara Mohawk’s gas rates as a result of lowering the cost of gas purchases. This revenue sharing mechanism was available under the gas rate settlement agreement that expired on November 1, 1999.

Regulated gas sales to ultimate consumers were 53.6 million Dth or a 1.5 percent decrease from the first 9 months of 1999. This decrease is partially a result of warmer weather in the first quarter of 2000 as compared to the same period in 1999. In addition, the decrease is also due to the conversion of customers in the first quarter of 1999 from a bi-monthly billing to a monthly billing schedule as part of the conversion to the new CSS system.

Unregulated gas sales increased 4.4 million Dth or 53.6 percent in the first 9 months of 2000 from the comparable period in 1999, primarily as a result of an increase in retail sales and sales to other gas marketers. As a result of the increase in sales, unregulated gas revenues increased $21.9 million or 96.6 percent in the first 9 months of 2000 from the comparable period in 1999.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased, which increased $441.5 million, is explained by Niagara Mohawk’s activity, as well as an increase in unregulated electric supply costs of $265.5 million or 191.4 percent in the first 9 months of 2000, primarily due to higher sales.

Nine Months Ended September 30,
(Niagara Mohawk only)

                                              GWh                      Cost (millions)          Cents/Kwh
                                    ------------------------     -------------------------   --------------
                                    2000     1999     % Chg      2000     1999      % Chg     2000   1999
                                    ----     ----     -----      ----     ----      -----     ----   ----
Regulated Fuel for
 Electric Generation:
   Coal                                -    2,989    (100.0)     $   -   $  44.8   (100.0)       -    1.5
   Oil                               406    1,997     (79.7)      18.8      63.2    (70.3)     4.6    3.2
   Natural Gas                        55      656     (91.6)       2.3      20.3    (88.7)     4.2    3.1
   Nuclear                         5,838    5,321       9.7       27.0      25.9      4.2      0.5    0.5
   Hydro                               -    1,396    (100.0)         -         -        -        -      -
                                  -------  -------   -------     ------  --------  -------   ------ ------
                                   6,299   12,359     (49.0)      48.1     154.2    (68.8)     0.8    1.2
   Deferral                            -        -         -          -       3.0   (100.0)       -      -
                                  -------  -------   -------     ------  --------  -------   ------ ------
   Total electric generation       6,299   12,359     (49.0)      48.1     157.2    (69.4)    0.8     1.3
                                  -------  -------   -------     ------  --------  -------   ------ ------
Regulated Electricity Purchased:
 IPPs:
   Capacity                            -        -         -        9.8       9.8        -       -       -
   Energy and taxes                3,833    5,256     (27.1)     228.0     252.4     (9.7)    5.9     4.8
                                  -------  -------   -------     ------  --------  -------   ------ ------
   Total IPP purchases             3,833    5,256     (27.1)     237.8     262.2     (9.3)    6.2    5.0
                                  -------  -------   -------     ------  --------  -------   ------ ------
 Fossil/Hydro PPAs:
   Capacity                            -        -         -       33.2      19.4     71.1       -       -
   Energy and taxes                2,662    2,094      27.1       74.6      48.6     53.5     2.8     2.3
                                  -------  -------   -------     ------  --------  -------   ------ ------
   Total Fossil/Hydro purchases    2,662    2,094      27.1      107.8      68.0     58.5     4.0    3.2
                                  -------  -------   -------     ------  --------  -------   ------ ------
   NYISO purchases                 7,021        -         -      319.4         -        -     4.5      -
   NYISO ancillary charges             -        -         -       67.7         -        -       -      -
   Other purchases                 6,547    8,320     (21.3)     106.2     176.0    (39.7)    1.6    2.1
   Swap payments                       -        -         -       53.7      70.3    (23.6)      -      -
                                  -------  -------   -------     ------  --------  -------   ------ ------
   Sub-total regulated purchases  20,063   15,670      28.0      892.6     576.5     54.8     4.4    3.7
                                 --------  -------   -------     ------  --------  -------   ------ ------
   Deferral                            -        -         -      (22.7)     (0.7) 3,142.9       -      -
                                 --------  -------   -------     ------  --------  -------   ------ ------
   Total regulated purchases      20,063   15,670      28.0      869.9     575.8     51.1     4.3    3.7
                                 --------  -------   -------     ------  --------  -------   ------ ------
Total generated and purchased     26,362   28,029      (5.9)   $ 918.0   $ 733.0     25.2     3.5    2.6
                                 ========  =======   =======   ========  ========  =======   ====== ======

Niagara Mohawk’s electricity purchased increased $294.1 million or 51.1 percent in the first 9 months of 2000, primarily to compensate for the sale of Niagara Mohawk’s fossil and hydro generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO or other parties (for a discussion of the portion of the purchases from the NYISO that are hedged, see Item 3. Quantitative and Qualitative Disclosure About Market Risk – “Electricity Swaps – Hedge of NYISO Purchases”). Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation. The decrease in IPP purchases is primarily due to the additional IPP contract buyouts made in 1999 and 2000. The amortization of the buyout costs is included on the “Amortization/accretion of the MRA/IPP buyout costs” line item of the Consolidated Statements of Income. The reductions in IPP purchases were offset in part by an increase in hydro IPP purchases due to an increase in water flow compared to a drier season in 1999. These IPP hydro purchases have a higher cost per Kwh than market based prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. Included in other purchases for the 9 months ended September 30, 1999 are purchases from the New York Power Pool (“NYPP”), the predecessor of the NYISO. The decrease in other purchases for the 9 months ended September 30, 2000 is primarily due to the elimination of NYPP. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed above in Part 1, Item 1. Notes to the Consolidated Financial Statements, Note 3. Rate and Regulatory Issues and Contingencies, “Deferred loss on the sale of assets.”

See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 1999, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Power Choice and the Restructuring of the Regulated Electric Utility Business – FERC Order 888” for a further discussion on the implementation of the NYISO. Included in the NYISO ancillary charges is an operating reserve charge. This charge is based upon market prices, which significantly increased during the month of February 2000. Approximately one-half of the operating reserve charges have been reimbursed under the Huntley and Dunkirk financial swaps or passed on to customers that are charged a market price for commodity. During the first quarter, Niagara Mohawk, among others, petitioned the FERC to revise the calculation of this charge and requested a refund on the over charge. The NYISO temporarily set a price cap on the charge, which went into effect in March 2000. On May 31, 2000, the FERC denied the portion of the petition regarding the refund on the overcharge. Niagara Mohawk has subsequently appealed the decision but cannot predict the outcome of the appeal. Niagara Mohawk also believes that it was over billed for a portion of its energy purchases and believes it may receive a refund for a portion of these charges when the NYISO performs its final billings and settlements as a result of final meter readings as required. The NYISO is currently behind schedule in performing these final billings.

For each billing month, NYISO procedures provide for four billing and settlement period corrections, namely the (1) initial settlement; (2) a 3 month following settlement; (3) a 6 month following settlement; and (4) a 12 month following correction. To date, the NYISO has not completed any billing settlement corrections (i.e. 3 month, 6 month, 12 month), with the exception of a 6 month correction to the months of November 1999 through January 2000. However, the NYISO has not done the final billing settlement to determine undefined billing errors that exist in the 6 month correction and intends to make the appropriate corrections in the 12-month correction. Due to the lack of confidence from the NYISO that any month to-date has been correctly balanced, Niagara Mohawk cannot estimate the financial consequences from the rebalancing billing statements.

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the above table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and also Note 9. Fair Value of Financial and Derivative Financial Instruments - “Swap Contracts.” The IPP Indexed swaps and the Albany swap contract prices are indexed monthly to changes in the price of gas (the primary fuel of these facilities). The IPP Indexed swaps began indexing changes in gas prices on July 1, 2000, after two years of fixed prices. The indexing increased the contract prices for the 3 months ended September 30, 2000 by 34 percent, or $18.1 million higher than previously forecast and will continue at an incremental cost of $6 million to $8 million per month through August 2001. Under Power Choice, Niagara Mohawk bears the risk of changes in the indexed contract prices until August 31, 2001. Thereafter, changes in prices will be borne by customers.

Niagara Mohawk has taken several steps to reduce exposure to further variability. Two of the eight IPP swap contracts were renegotiated to fix the gas price used for indexing. Also, Niagara Mohawk entered into NYMEX gas futures contracts and fixed for floating basis swaps hedge the escalation in the natural gas price component for the remaining six IPP indexed swap contracts through August 2001.

The method of accounting for gas futures is in accordance with SFAS No. 80 as a hedge of an anticipated transaction. Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the payments under the indexed swap contracts are recognized in power purchases in the Consolidated Statements of Income.

The transactions being hedged are increases in the cost of natural gas used as a component of the indexing of the IPP swap contract prices. The extent to which the cost of gas impacts the IPP swap contract prices varies by contract, but on average represents approximately 60 percent to 70 percent of the indexed contract prices.

If there is a loss of correlation between changes in the market value of the futures contracts and the commodity cost of gas, Niagara Mohawk would cease to account for the contracts as hedges and any gains or losses in the contracts value would be recognized in the Statements of Income currently.

These gas futures contracts qualify for hedge accounting because they are designated as hedges at their inception, and price movements in the futures contracts are expected to correlate with changes in the commodity price of natural gas. This commodity price change is expected to correlate with changes in the indexed contract prices. The results of the futures contracts should be highly effective in offsetting the effects that gas price changes have on the indexed contract prices.

Niagara Mohawk’s fuel for electric generation decreased $109.1 million as compared to the first nine months in 1999 primarily due to the sale of its fossil generation assets. Niagara Mohawk’s nuclear generation increased as compared with the first nine months of 1999, primarily due to the outages at Unit 1 and Unit 2 during the first nine months of 1999. In accordance with Power Choice, the electric fuel adjustment clause was discontinued. However, during the first quarter of 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs.

Holdings’ gas purchased expense reflects the increase in Niagara Mohawk’s gas purchased expense of $39.5 million discussed below, as well as an increase of $22.5 million in the first 9 months of 2000 primarily as a result of higher unregulated sales.

Niagara Mohawk’s gas purchased expense increased $39.5 million in the first 9 months of 2000. This was a result of a $10.7 million increase in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause, a 5.4 percent increase in the average cost per Dth purchased ($10.9 million), and a 9.0 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($17.9 million). Niagara Mohawk’s net cost per Dth sold, as charged to expense during the first 9 months, excluding spot market purchases, increased to $4.12 in 2000 from $3.79 in 1999.

The increase in the purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism was primarily due to a change in the regulatory treatment for these costs in accordance with Niagara Mohawk’s temporary gas rate agreement that has been in place since the expiration of the 1996 rate agreement on November 1, 1999. The result of this change in recovery method will cause Niagara Mohawk to experience a lower gas margin during high volume periods, such as in the winter months, and a higher gas margin during low volume periods, such as in the summer months. Although the negative 2000 earnings impact from this timing difference is expected to reverse by year-end, annual gas margins for 2000 are expected to be lower because certain cost saving incentives earned in 1999 are no longer available under the gas rate agreement.

Other operation and maintenance expenses for the first nine months of 2000 of both Holdings and Niagara Mohawk have decreased primarily due to the receipt of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort of $29.9 million; and lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000. This was partially offset by higher costs associated with the sale of accounts receivable, higher net nuclear expense which reflects higher non-outage costs at Unit 2 and a higher stock-based long-term management incentive accrual.

Amortization/accretion of MRA/IPP buyout costs for both Holdings and Niagara Mohawk have increased $9.7 million for the first nine months of 2000 as further explained in Note 1. Summary of Significant Accounting Policies – “Basis of Presentation.”

Depreciation and amortization expense for both Holdings and Niagara Mohawk have decreased $34.9 million for the first nine months of 2000 as a result of the sale of Niagara Mohawk’s fossil and hydro generation assets, which decreased depreciation and amortization expense by approximately $30.4 million.

The decrease in other taxes of $117.7 million for both Holdings and Niagara Mohawk for the first 9 months of 2000 as compared to the same period in 1999 is partly due to lower real estate taxes of $49.1 million resulting from the sale of Niagara Mohawk’s fossil and hydro generation plants. Other taxes are also lower due to lower GRT rates and an increase in GRT credits received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program. In addition, other taxes decreased as a result of the state tax law changes as further explained in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

Holdings and Niagara Mohawk’s other income decreased approximately $11 million primarily due to lower interest income and AFC and higher carrying charges. This was partially offset by a lower amount deferred in connection with MRA interest rate savings. In approving Power Choice, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk’s Power Choice filing be deferred for future disposition.

Holdings and Niagara Mohawk's interest charges decreased mainly due to the repayment of approximately $1.1 billion in debt during 1999.

Holdings and Niagara Mohawk’s income taxes were about the same for the nine months ended 2000 and 1999. As further explained in Item 1. Notes to the Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, “Basis of Presentation,” about $6.0 million of state income taxes are included in the “income taxes” line item for the nine months ended September 30, 2000 reflecting the change in the New York State income tax law. There were no state income taxes applicable to Niagara Mohawk in 1999. Holdings and Niagara Mohawk’s federal income taxes were lower by approximately $6.0 million primarily due to lower book taxable income in the first 9 months of 2000 as compared to 1999. Included in earnings for the first 9 months of 1999 is approximately $9.2 million of previously deferred investment tax credits associated with the sale of Niagara Mohawk’s two coal-fired generation plants, while only $0.8 million previously deferred investment tax credits associated with the sale of the Albany oil and gas-fired generation plant is included in the results for the first 9 months of 2000. Niagara Mohawk believes this accounting to be consistent with applicable tax laws. The effective tax rate will differ from the statutory rates primarily due to the flow-through of certain federal tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in Holdings or Niagara Mohawk’s market risks during the nine months ended September 30, 2000, however, Niagara Mohawk has taken several additional steps to mitigate some of the risks posed to its operations. Based upon forecasts of gas commodity prices, Niagara Mohawk has and may continue to experience increases in the cost of gas purchased for resale to customers as well as increases in payments under the IPP Indexed Swap Contracts and in the payments made to one of the IPPs. In addition, the price of oil or natural gas could adversely affect the payments made under the Albany swap contract. The company has participated in the NYISO TCC auction in order to mitigate volatility in the cost of electricity transmission. The steps the company has taken to mitigate these risks are discussed below. For a detailed discussion of market risk, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Niagara Mohawk has a risk management policy defining the limits within which hedging activities are carried out. The objective of Niagara Mohawk’s hedging program is to mitigate risks associated with the various commodity and transportation costs that may have an impact on earnings. Niagara Mohawk does not hold speculative positions in gas or electric commodity futures for trading. The instruments that Niagara Mohawk uses as hedges are purchased for quantities expected to be used or sold over a reasonable period of time in the normal course of business.

See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 1999, Part II, Item 7A. “Quantitative and Qualitative Disclosures –About Market Risks” - subsection titled “Commodity Price Risk” for a discussion on the IPP, Huntley, and Dunkirk swaps.

Gas Futures Contracts - Gas for Resale to Customers

In June 2000, Niagara Mohawk began to hedge its exposure to fluctuations in natural gas commodity prices with NYMEX gas futures contracts. The item to be hedged, purchased natural gas, exposes Niagara Mohawk to commodity price volatility. Even though Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs, Niagara Mohawk uses gas futures as hedges to effectively and prudently manage those costs.

The anticipated transactions being hedged are the purchases of natural gas for resale to customers for the winter heating season of November 2000 through March 2001. Based on similar purchases in the past, the quantity of gas hedged by the futures contracts should represent approximately ten percent of the gas purchased during this time frame. As of November 2000, Niagara Mohawk has 360 open futures contracts valued at a mark to market deferred loss of approximately $640,000. The market prices used for this valuation were taken from a broker’s statement as of the date of this disclosure and are not intended to predict the actual closing price at the time the contracts are settled.

Based on current accounting rules, SFAS No. 80, “Accounting for Futures Contracts” if there is a loss of correlation between changes in the market value of the futures contracts and gas commodity costs, we would cease to account for the contracts as hedges. Any deferred gains or losses in the value of the futures contracts would be recognized in the Statements of Income currently. However, Niagara Mohawk believes that prudently incurred costs are recoverable from customers.

Gas Futures Contracts and Gas Basis Swaps - Indexed Swap Contracts

Niagara Mohawk believes that the above market payments under the IPP indexed swap contracts are, in aggregate, included within the forecast used in setting Power Choice prices. However, through August 2001, prices for approximately three-quarters of its sales are fixed. Therefore, significant increases in the gas component of the index would pose a risk to earnings. Niagara Mohawk took steps to mitigate this risk, first by renegotiating two of the contracts in such a manner that the gas component of the indexed price is fixed through August 2001. For the remaining six IPP swap contracts Niagara Mohawk has utilized a combination of NYMEX futures and fixed for floating basis swaps to lock in the gas component of the indexed contract price through August 2001. Beginning in September 2001, Niagara Mohawk can recover the cost variations in the indexed swap contracts resulting from the indexing provisions.

Beginning in August 2000, Niagara Mohawk began purchasing NYMEX gas futures to hedge the gas commodity component of the indexed contract payment for six of the IPP indexed swap contracts. The anticipated transactions being hedged are the gas commodity components of the indexed contract payments for the six IPP swaps for the period September 2000 through August 2001. The NYMEX futures cover all of the quantity of gas impacting these payments during this time frame. At this time, Niagara Mohawk has 2,298 open futures contracts valued at a mark to market deferred gain of $1.9 million. The market prices used in this valuation were taken from a broker’s statement as of the date of this disclosure and are not intended to predict the actual closing price at the time the contracts are settled.

The gas factor in the indexing formula for each of the six IPPs designates a particular geographic pricing point for the referenced price of natural gas. NYMEX futures contracts are predicated on the commodity price of gas at the Henry Hub in Louisiana. The term “basis” refers to the price differential between the price of gas at the Henry Hub and the price at some other particular pricing point. The gas component to the indexing formula in each of the IPP contracts encompasses both the commodity price and the basis cost for gas to the particular pricing point identified in the contract. To more fully hedge the impact that gas prices have on the indexed price, Niagara Mohawk entered into fixed for floating basis swap agreements with several counterparties. These contracts fix the basis cost of gas between the Henry Hub and each of the pricing points stated in the IPP swaps. This hedging was undertaken for the period of October 2000 through August 2001. The quantities hedged were the same quantities as determined for the NYMEX futures contracts.

The anticipated transactions being hedged are the gas basis components of the indexed contract payments for the six IPP swaps for the period October 2000 through August 2001. The basis swaps cover all of the quantity of gas impacting these payments during this time frame. As of November 2000, Niagara Mohawk has contracts with five counterparties and the contracts would be valued at a mark to market deferred gain of $707,000. Unlike NYMEX futures, these contracts are not exchange traded, and therefore, the market prices used in this valuation were obtained from various sources including broker’s quotations as of the date of this disclosure and are not intended to predict the actual closing price at the time the contracts are settled.

Gas Futures Contracts – IPP Contract

One non–MRA IPP contract for MWs includes a provision which indexes the price Niagara Mohawk pays to the price of natural gas. Niagara Mohawk is investigating the use of NYMEX futures as a means to mitigate future gas price risk associated with this contract.

Oil Swap Contract – Albany Indexed Swap

Under this swap agreement, Niagara Mohawk pays a fixed price for a set quantity of oil in specific months between January and August 2001. The counterparty pays a market price for oil that is highly correlated with the oil price referenced in the Albany swap contract. Price movements in the oil swap are expected to correlate with changes in the cost of oil used in the Albany swap. The results of the fixed for floating swap should substantially offset the effects that oil price changes have on the indexed contract price.

One of the components in the formula that dictates the indexed contract price for the Albany swap is the cost of natural gas or oil. The election to use oil or gas in the pricing is at Niagara Mohawk’s discretion. Increases in both commodities could impact the payments under the swap. Therefore, at the end of September 2000, Niagara Mohawk chose to limit this risk through a fixed for floating swap on the price of oil for the period January 2001 through August 2001. At the time, the swaps were entered into, the gas price factor in the swap payment exceeded the oil factor. Therefore, the determination was made to only hedge the oil prices. If gas prices exceed oil prices, payments are based on oil prices, for which Niagara Mohawk has a hedge. If oil prices exceed gas prices, the swap payments will be based on gas prices.

The price of oil is currently being used to calculate the contract payments, however, the swap payments can be based on gas or oil, whichever is more advantageous for Niagara Mohawk. The possibility exists that the cash flows realized from the oil swap hedge might not highly correlate with the Albany swap payments if the latter payments are based upon the price of gas. If that should occur, Niagara Mohawk will discontinue hedge accounting treatment and will reclassify deferred gains or losses to earnings.

The total quantity of oil hedged is 772,300 barrels over the period of January 2001 through August 2001. As of the approximate date of this disclosure, early November 2000, the estimated mark to market valuation is a deferred gain of $1.2 million. This is not an exchange traded contract, and therefore, the market prices used in this valuation were obtained by referencing various published sources for the price of oil as of the date of this disclosure and are not intended to predict the actual closing price at the time this contract is settled.

Electricity Swaps – Hedge of NYISO Purchases

When Niagara Mohawk has more sales than physical supply contracts, electricity is purchased through the NYISO at market prices. Purchases from the NYISO subject Niagara Mohawk to price risk. In order to reduce this exposure, Niagara Mohawk chose to enter into bilateral fixed for floating swaps on the price of electricity.

The contracts call for Niagara Mohawk to pay fixed prices for specific quantities of power at various on-peak and off-peak periods between September 2000 and May 2001. The counterparty will pay Niagara Mohawk the specific locationally based market price as set by the NYISO for the same quantity of power during the same on or off peak periods. Since Niagara Mohawk is also purchasing power through the NYISO in those same quantities and for the same periods, these swaps will be highly effective in achieving offsetting cash flows.

The total quantity of electricity hedged is 1.7 million MWh, or approximately 9 percent of the projected fixed price sales over the period. As of November 2000, the estimated mark to market deferred gain is $12.8 million. These contracts are not exchange traded, and therefore, the market prices used in this valuation were based on information derived from broker’s quotations and other sources for the price of electricity as of the date of this disclosure. These figures are not intended to predict the actual closing price at the time this contract is settled.

Transmission Congestion Contracts – Hedge of Transmission Costs

Transmission congestion is a component of the difference in the price of electricity between two geographic locations; the point of injection and the point of withdrawal. Congestion is caused by a constraint on the optimum economic operation of the power system and can be influenced by such factors as supply and demand, transmission capacity, and line availability. The dollar value of congestion can be determined at the time of electricity is transmitted, prior to that it can only be estimated.

TCCs are the right to collect or the obligation to pay congestion for energy associated with a single megawatt of transmission between a specified point of injection and point of withdrawal. TCCs are financial instruments purchased to hedge the cost of transmitting power.

The NYISO conducts a TCC auction twice each year. At this time, TCCs are auctioned for periods of five years, two years and six months. Member systems of the NYISO that own the transmission facilities for transmission pathways must release their rights into the auction. Companies with previously acquired TCCs can offer them in a subsequent auction. They will receive a payment from the NYISO at the auction market-clearing price for these rights. Niagara Mohawk records money received from the auction as deferred transmission revenue, which is amortized to revenue over the appropriate period. In turn, Niagara Mohawk must bid for TCCs to the extent necessary to manage its cost of energy for its customers.

If Niagara Mohawk elects to purchase TCCs, the auction-clearing price fixes the cost the company pays for winning the TCC. The TCC itself grants the holder the right to receive, or the obligation to pay, the market cost of congestion for the period covered. TCCs are specific as to the transmission pathway that they cover, and Niagara Mohawk only bids on TCCs along pathways it will actually move power and in quantities that will be used in the normal course of business to serve load. Niagara Mohawk believes a TCC will be highly effective in achieving offsetting cash flows compared to the cost of transmitting power to congested areas.

In the NYISO auction that took place in October 2000, Niagara Mohawk successfully bid on TCCs in all three of the markets offered: five year, two year and six months. The TCCs begin on November 1, 2000. The total cost paid for all TCCs acquired was $64.3 million. That cost will be recorded in a pre-paid transmission account and allocated to expense over the respective lives of the contracts. Concurrently, as the owner of the TCC, it will receive or make payments for the actual congestion on the transmission pathways for which it owns the TCCs. The effect is to fix the price of transmission for the quantities of TCCs purchased at the TCC price paid.

Niagara Mohawk Energy, Inc.

Niagara Mohawk Energy has its own risk management policy, which defines the limits within which it can carry out its commercial activities. The purpose of the risk management program is to mitigate risks associated with various energy commodities. Niagara Mohawk Energy is permitted to carry open positions and accordingly is exposed to market risks. The risk management program systematically identifies, measures, evaluates and actively manages, and reports on the market driven risks associated with Niagara Mohawk Energy's commercial activities.

Niagara Mohawk Energy, within its trading portfolio, takes certain positions to mitigate risks associated with the physical sale or purchase contracts and takes certain positions to take advantage of market conditions. Niagara Mohawk Energy uses various forms of financial instruments, including futures, forwards, swaps, TCCs, and options. Each of these instruments involves different risks. Niagara Mohawk Energy believes these instruments help to manage the exposure to changes in market prices and take advantage of selected opportunities.

Niagara Mohawk Energy’s portfolio has net open positions. Open positions create exposure to fluctuations in market prices that may adversely impact the reported financial position and results of operation. A Value at Risk (“VaR”) model is used to access market risk within the portfolio. The model utilizes a variance/co–variance methodology with a 95 percent confidence level and a five day holding period. Since marking–to–market the portion of its portfolio, designated as trading, Niagara Mohawk Energy’s VaR has not exceeded $6 million.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

PART II

ITEM 1.   LEGAL PROCEEDINGS

See Holdings and Niagara Mohawk’s combined Form 10-Q for the quarter ended June 30, 2000, Part II, Item 1. Legal Proceedings for a discussion of other outstanding legal matters.

PULP Litigation

In July 1998, the Public Utility Law Project of New York, Inc. (PULP) and others sought a declaratory judgment, declaring Niagara Mohawk’s Power Choice agreement unlawful, null and void and injunctive relief in the Supreme Court of the State of New York, Albany County against the PSC and Niagara Mohawk to enjoin the defendants to halt all their actions and expenditures to implement the rules for the provision of retail energy services contained in the Power Choice agreement. The PSC and Niagara Mohawk filed motions seeking to dismiss this action. By a decision dated March 2, 2000, Albany County Supreme Court granted the motions to dismiss PULP’s action. On March 31, 2000, PULP filed a notice of appeal of the decision with the Appellate Division, Third Department. The appeal has not been perfected as of September 30, 2000. Niagara Mohawk is unable to predict the outcome of this matter.

Fourth Branch Litigation

In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, Niagara Mohawk filed a motion to dismiss Fourth Branch’s complaint. By order dated November 7, 1995, the Court granted Niagara Mohawk’s motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court’s order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch’s complaint. Discovery proceedings are in progress with respect to the two causes of action.

Niagara Mohawk and Fourth Branch had also entered into negotiations under a FERC mediation process. As a result of these negotiations, Niagara Mohawk had proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal included a provision that would require the discontinuance of all litigation between the parties.

Attempts to implement this proposal were unsuccessful, and Niagara Mohawk informed FERC that its participation in the mediation efforts was concluded. On January 14, 1997, the FERC Administrative Law Judge issued a report to FERC recommending that the mediation proceeding be terminated.

During July 1998, Fourth Branch commenced a condemnation proceeding in Federal District Court to obtain title to the project property and also has made a unilateral offer of settlement before FERC. Niagara Mohawk served an answer with various affirmative defenses. On July 30, 1998, Fourth Branch moved for Summary Judgment. Niagara Mohawk opposed Fourth Branch’s motion and cross-moved for summary judgment in favor of Niagara Mohawk. The Court granted Niagara Mohawk’s motion for summary judgment on September 1, 1999.

On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch’s unilateral offer of settlement, dismissing Fourth Branch’s complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission’s decision. On March 16, 2000, FERC denied the petition for rehearing. On April 21, 2000, Fourth Branch filed an appeal of FERC’s decision to the United States Court of Appeals in Washington, D.C. The appeal is currently pending. FERC has also initiated proceedings related to site closure and restoration plans, or alternatives thereto.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend them vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk’s financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

       Exhibit 11 – Computation of the Average Number of Shares of Common Stock Outstanding
       for the Three Months and Nine Months Ended September 30, 2000 and 1999.

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

(b)   Reports on Form 8-K:

       Niagara Mohawk Holdings, Inc.

       Form 8-K Reporting Date – July 28, 2000
       Items reported:
       (1)    Item 5. – Other Events
                Holdings filed a press release relating to its second quarter earnings for 2000.
       (2)    Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
                Exhibit 99 – Press release of Holdings issued July 28, 2000, relating to its second quarter earnings.

       Form 8-K Reporting Date – September 4, 2000
       Items reported:
       (1)    Item 5. – Other Events
                On September 5, 2000, Holdings and National Grid issued a joint press release announcing that they have signed a merger agreement dated September 4, 2000, under which National
                Grid will acquire Holdings through the formation of a new National Grid holding company and the exchange of Holdings’ shares for a combination of cash and American Depositary Shares in the new holding company.
        (2)     Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
                 (a)    Exhibit 99-1 – Press release of Holdings issued September 5, 2000, announcing that Holdings and National Grid signed a merger agreement.
                 (b)    Exhibit 99-2 – Merger Agreement dated September 4, 2000 by and among Holdings,
                          National Grid, New National Grid Limited, and Grid Delaware, Inc.

       Form 8-K Reporting Date – October 27, 2000
       Items reported:
       (1)   Item 5. –Other Events
               Holdings filed a press release relating to its third quarter earnings for 2000.
       (2)   Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
               Exhibit 99 – Press release of Holdings issued October 27, 2000, relating to its third quarter earnings.

        Niagara Mohawk Power Corporation

        Form 8-K Reporting Date – July 28, 2000
        Items reported:
        (1)   Item 5. – Other Events
                Holdings filed a press release relating to its second quarter earnings for 2000.
        (2)   Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
                Exhibit 99 – Press release of Holdings issued July 28, 2000, relating to its second quarter earnings.

         Form 8-K Reporting Date – September 4, 2000
         Items reported:
         (1)   Item 5. – Other Events
                 On September 5, 2000, Holdings and National Grid issued a joint press release announcing that they have signed a merger agreement dated September 4, 2000, under which National Grid will acquire
                 Holdings through the formation of a new National Grid holding company and the exchange of Holdings’
                 shares for a combination of cash and American Depositary Shares in the new holding company.
          (2)   Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
                 (a)    Exhibit 99-1 – Press release of Holdings issued September 5, 2000, announcing that Holdings and
                          National Grid signed a merger agreement.
                 (b)    Exhibit 99-2 – Merger Agreement dated September 4, 2000 by and among Holdings,
                          National Grid, New National Grid Limited, and Grid Delaware, Inc.

          Form 8-K Reporting Date – October 27, 2000
          Items reported:
          (1)  Item 5. – Other Events
                 Holdings filed a press release relating to its third quarter earnings for 2000.
          (2)  Item 7. – Financial Statements, Pro Forma Financial Information and Exhibits
                 Exhibit 99 – Press release of Holdings issued October 27, 2000, relating to its third quarter earnings.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                NIAGARA MOHAWK HOLDINGS, INC.
                                                         (Registrant)

Date: November 14, 2000                    By   /s/Steven W. Tasker
                                                -----------------------------
                                                Steven W. Tasker
                                                Vice President-Controller and
                                                Principal Accounting Officer

                                                NIAGARA MOHAWK POWER CORPORATION
                                                          (Registrant)

Date: November 14, 2000                    By   /s/Steven W. Tasker
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
                                                Vice President-Controller and
                                                Principal Accounting Officer

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

11       Niagara Mohawk Holdings, Inc.
         Computation of the Average Number of Shares of Common Stock Outstanding
         for the Three Months and Nine Months Ended September 30, 2000 and 1999

15       Accountants' Acknowledgement Letter

27a      Niagara Mohawk Holdings, Inc.
         Financial Data Schedule

27b      Niagara Mohawk Power Corporation
         Financial Data Schedule

Exhibit 11

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Nine Months Ended September 30, 2000

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
                                   Shares of    Number of        Share              Income
                                    Common         Days          Days        (3 divided by number
                                     Stock      Outstanding     (2 x 1)        of Days in Period)
-------------------------------------------------------------------------------------------------

                                     For the Three Months Ended September 30:
                                     ----------------------------------------

July 1 - September 30, 2000        164,399,547       92      15,124,758,324

Shares repurchased by
   Niagara Mohawk                    4,159,729       (a)        312,644,108
                                   ------------              ---------------

                                   160,239,818               14,812,114,216       161,001,241
                                   ============              ===============      ===========

July 1 - September 30, 1999        187,364,863       92      17,237,567,396       187,364,863
                                   ============              ===============      ===========

                                     For the Nine Months Ended September 30:
                                     ---------------------------------------

January 1 - September 30, 2000     177,364,863      274      48,597,972,462

Shares repurchased by
   Niagara Mohawk                   17,125,045       (a)      2,077,788,412
                                   ------------              ---------------

                                   160,239,818               46,520,184,050       169,781,694
                                   ============              ===============      ===========

January 1 - March 18, 1999         187,364,863       77      14,427,094,451

March 18 - September 30, 1999 (b)  187,364,863      196      36,723,513,148
                                   ------------              ---------------

                                   187,364,863               51,150,607,599       187,364,863
                                   ============              ===============      ===========

(a) Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings’ common stock by Niagara Mohawk during 2000. Share days for the shares repurchased are based on the total number of days each share was repurchased during 2000.

(b) On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share-for-share basis with Holdings. Note:  Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

Exhibit 15

November 14, 2000

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated November 14, 2000 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the three-month and nine-month periods ended September 30, 2000 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546, and 333-33826) and in the Registration Statement on Form S-4 (No.333-49769).

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP