Form 10-K
period 2000-12-31
NIAGARA MOHAWK HOLDINGS INC/NY
filed 2001-02-16
CIK 1079182

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

              Registrant                                               Title and Class

              Niagara Mohawk Holdings, Inc.          Common Stock ($0.01 par value)
              Niagara Mohawk Power Corporation Preferred Stock ($100 par value-cumulative):
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES [ X ]      NO [   ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of regsitrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        Registrant                                          Market Value at 02/08/01
                        Niagara Mohawk Holdings, Inc.                $2,809,000,000
                        Niagara Mohawk Power Corporation        Not applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Registrant                                                    Title                                                      Shares Outstanding at 02/08/01
Niagara Mohawk Holdings, Inc.                 Common Stock, $0.01 par value                          160,239,818
 Niagara Mohawk Power Corporation         Common Stock, $1.00 par value                          187,364,863
                                                                   (all held by Niagara Mohawk
                                                                   Holdings, Inc.)

Documents incorporated by reference:  Portions of Niagara Mohawk Holdings, Inc.'s Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

Filing Format

This Annual Report on Form 10–K is a combined annual report being filed separately by two registrants: Niagara Mohawk Holdings, Inc. (“Holdings”) and Niagara Mohawk Power Corporation (“Niagara Mohawk”). Holdings became the holding company for Niagara Mohawk on March 18, 1999. (See Part II, Item 8. Financial Statements and Supplementary Data – Note 1. – Summary of Significant Accounting Policies – “Holding Company Formation”). Except where the context clearly indicates otherwise, any references in this report to “Holdings” includes all subsidiaries of Holdings including Niagara Mohawk. Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
INFORMATION REQUIRED IN FORM 10-K

INDEX

PART I

Glossary of Terms

Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II

Item 5.      Market for the Registrants’ Common Equity and Related Stockholders Matters
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

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8–K
Signatures

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

GLOSSARY OF TERMS

TERM                   DEFINITION

AFC                 Allowance for Funds Used During Construction

CTC                 Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers

DEC                 New York State Department of Environmental Conservation

DOE                 U.S. Department of Energy

Dth                    Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA            A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies

FASB                Financial Accounting Standards Board

FERC                Federal Energy Regulatory Commission

GAAP               Generally Accepted Accounting Principles

GRT                  Gross Receipts Tax

GWh                 Gigawatt–hour: one gigawatt–hour equals one billion watt–hours

IPP                    Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent Power Facilities, including the purchasers of Niagara Mohawk's generation assets

IPP Party           Independent Power Producers that were a party to the MRA

KW                   Kilowatt: one thousand watts

KWh                 Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA                 Master Restructuring Agreement – a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective
                          June 30, 1998

MRA                 Recoverable costs to terminate, restate or amend IPP Party contracts, which regulatory have been
regulatory           deferred and are being amortized and recovered under Niagara asset Mohawk’s Power Choice
asset                  agreement

MW                   Megawatt: one million watts

MWh                 Megawatt-hour: one thousand kilowatt-hours

National             National Grid Group plc is a holding company based in the United Kingdom. Unless
Grid                    the context clearly denotes otherwise, this definition also includes a holding company to be established over National Grid Group plc contemporaneously with the Holdings merger. Its principal subsidiary,
                          The National Grid Company plc, owns and operates the high voltage transmission system in England and Wales.

Net Cash            Reflects interest charges (net of allowance for funds used during construction)
Interest                less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act disposal liability less interest income

NRC                  U. S. Nuclear Regulatory Commission

NYISO              New York Independent System Operator

NYPA                New York Power Authority

NYSERDA        New York State Energy Research and Development Authority

Power Choice    Niagara Mohawk’s five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an order dated March 20, 1998, and became effective September 1, 1998

PPA                   Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of         The entity that will provide electric or gas commodity to its customers who are unable or
last resort            unwilling to obtain an alternative supplier

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

SFAS                  Statement of Financial Accounting Standards No. 71
No. 71                “Accounting for the Effects of Certain Types of Regulation”

SFAS                  Statement of Financial Accounting Standards No. 101
No. 101               “Regulated Enterprises – Accounting for the Discontinuance of
                            Application of FASB Statement No. 71”

SFAS                  Statement of Financial Accounting Standards No. 106
No. 106               “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS                  Statement of Financial Accounting Standards No. 109
No. 109               “Accounting for Income Taxes”

SFAS                  Statement of Financial Accounting Standards No. 121
No. 121               “Accounting for the Impairment of Long–Lived Assets and for Long-Lived Assets to Be
                             Disposed Of”

SFAS                   Statement of Financial Accounting Standards No. 133
No. 133                “Accounting for Derivative Instruments and Hedging Activities”

Stranded               Regulated utility costs that may become unrecoverable due to a change in the
costs                     regulatory environment

TCC                     Transmission Congestion Contract - Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy transmitted between those locations.

Unit 1                   Nine Mile Point Nuclear Station Unit No. 1

Unit 2                   Nine Mile Point Nuclear Station Unit No. 2

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

PART I

Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Holdings and Niagara Mohawk’s cash flow, the receipt of shareholder approval at National Grid to establish a new holding company to facilitate the merger and the timing and nature of federal and state regulatory actions on the pending merger with National Grid or the imposition of unacceptable conditions to approval by one or more regulatory agencies, the timing and outcome of the pending sale of Niagara Mohawk’s nuclear generation assets, the planned repayment of debt, the outcome of rate and reconciliation issues with the NYISO, escalating energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, the timing and nature of federal and state regulatory actions on the pending merger with National Grid, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk’s two nuclear plants, the results from Niagara Mohawk’s pending sale of its nuclear assets, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory.

ITEM 1. BUSINESS

On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk. To complete the holding company structure, Niagara Mohawk, on March 31, 1999, distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings. As a result, Holdings has two subsidiaries, (1) Niagara Mohawk, which is primarily a regulated electric and gas utility, and (2) Opinac, which is mainly involved in unregulated activities in the energy business. Opinac and its subsidiaries consist of an energy marketing and trading company (which Holdings has determined to sell), and investments in energy related services and businesses, an electric utility (Canadian Niagara Power Company, Limited, “CNP”), a developmental stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology.

Holdings was organized in 1998 under the laws of New York State. Niagara Mohawk was organized in 1937 under the laws of New York State and is engaged principally in the regulated energy delivery business in New York State. Niagara Mohawk provides electric service to approximately 1,500,000 electric customers in the areas of eastern, central, northern and western New York and sells, distributes, and transports natural gas to approximately 540,000 gas customers in areas of central, northern and eastern New York State. Niagara Mohawk comprises 97 percent of Holdings’ total assets and 86 percent of Holdings’ total revenues. See Part II, Item 8. Financial Statements and Supplementary Data - Note 11. Segment Information.

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

GENERAL

In September 2000, Holdings entered into a merger agreement with National Grid, whereby Holdings would become a wholly-owned subsidiary of National Grid. National Grid’s principal subsidiary, The National Grid Company plc, owns and operates the high voltage transmission system in England and Wales. National Grid , through another subsidiary, National Grid USA, also has substantial transmission and distribution operations in the United States following its acquisitions of New England Electric System and Eastern Utilities Associates in early 2000. The combination of Niagara Mohawk and National Grid will more than double the size of National Grid’s US operations with an electric customer base of approximately 3.3 million. (See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Agreement with National Grid,” for a further discussion of the pending merger).

The pending merger agreement is contingent on the sale of the nuclear assets or other satisfactory arrangements being reached. In December 2000, Niagara Mohawk announced an agreement to sell its nuclear assets to Constellation Nuclear, LLC, a subsidiary of Constellation Energy Group, Inc. The sale is targeted to close in mid-2001. (See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations, for a further discussion of the sale). The targeted completion of the sale of the nuclear assets will mark the completion of the sale of Niagara Mohawk’s generation assets. The nuclear sale is contingent upon Niagara Mohawk receiving the necessary regulatory approvals, and management cannot determine at this time whether a sale will occur. Niagara Mohawk’s nuclear assets are still being recovered under cost-of-service rates.

The MRA and the Power Choice agreement that were entered into in 1998 provided Niagara Mohawk with financial stability and created an improved platform upon which it could build value. The MRA and the Power Choice agreement were the results of negotiations that Niagara Mohawk entered into to terminate, amend or restate a substantial portion of above market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. Niagara Mohawk entered into these state-mandated PPAs at costs far exceeding Niagara Mohawk’s actual avoided costs. Avoided costs are the costs Niagara Mohawk would otherwise incur to generate power if it did not purchase electricity from another source.

Niagara Mohawk and the PSC agreed to a five-year rate plan, the Power Choice agreement, and Niagara Mohawk agreed to divest its fossil and hydro generation assets, representing 4,217 MW of capacity and approximately $1.1 billion of net book value. As agreed upon under Power Choice, Niagara Mohawk made available to all customers retail access during 1999. This means that all of Niagara Mohawk’s customers are now able to choose both their electricity and gas supplier. However, Niagara Mohawk will be the provider of last resort for those customers who do not exercise their right to choose a new supplier. With the Power Choice agreement, Niagara Mohawk lowered electric prices beginning on September 1, 1998 for its industrial, commercial and residential electric customers for a period of three years, and provides reasonable certainty of prices for the two years thereafter.

As part of the MRA, Niagara Mohawk terminated during 1998 18 PPAs for 1,092 MW, restated 8 PPAs for 535 MW and amended 1 PPA for 42 MW in exchange for $3.934 billion in cash and 20.5 million shares of Niagara Mohawk common stock. The primary objective of the MRA was to convert a large and growing off-balance sheet payment obligation that threatened the financial viability of Niagara Mohawk into a fixed and manageable capital obligation. The lower contractual obligations resulting from the MRA significantly improved cash flow which is primarily dedicated to reduce indebtedness incurred to fund the MRA. With the improved cash flow and proceeds from the generation asset sales, Niagara Mohawk reduced debt by approximately $283.1 million in 2000 and $1.1 billion during 1999. Niagara Mohawk is pursuing other opportunities to reduce its payments to IPPs that were not party to the MRA. The Power Choice agreement and the MRA facilitated the creation of a competitive electricity supply market in Niagara Mohawk’s service territory.

Niagara Mohawk’s goal has been to increase shareholder value. Prior to the announcement of the pending merger, Holdings and Niagara Mohawk believed the greatest opportunity for improving its financial condition would come from paying down debt and repurchasing Holdings’ common stock. Through 2000, Niagara Mohawk repurchased 27.1 million shares of Holdings’ common stock. However, Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the pending merger. At the time the pending merger with National Grid was announced, the merger consideration represented a 37 percent premium over the market price of Niagara Mohawk common stock on the last trading day on the New York Stock Exchange before announcement and a 36 percent premium to the three-month average closing price of Niagara Mohawk’s common stock. Niagara Mohawk will continue to emphasize operational excellence and seek to improve margins through cost reductions and business growth arising out of the pending merger.

For a discussion of additional events that occurred during 2000, including the restructuring of the regulated electric utility business, other federal and state regulatory initiatives, and Niagara Mohawk’s efforts to address deregulation and its financial condition, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following topics are discussed under the general heading of “Business.” Where applicable, the discussions make reference to the various other items of this Form 10-K.

TOPIC

Regulation and Rates
Electric Supply Planning
Fuel for Electric Generation
Electric Delivery Planning
Nuclear Operations
Gas Supply
Gas Delivery
Financial Information About Segments
Environmental Matters
Research and Development
Construction Program
Insurance
Employee Relations
Seasonality

In addition, for a discussion of Holdings and Niagara Mohawk’s properties, see Item 2. Properties - Electric Delivery and Gas Delivery. For a discussion of Holdings’ treatment of working capital items, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources.”

REGULATION AND RATES

Several critical initiatives have been undertaken by various regulatory bodies and Niagara Mohawk that have had, and are likely to continue to have, a significant impact on Niagara Mohawk and the utility industry. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business” and “Other Federal and State Regulatory Initiatives,” for a discussion of these initiatives.

Merger Rate Plan. For a discussion of the Merger Rate Plan filed January 17, 2001, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business.”

Power Choice Agreement. For a discussion of Niagara Mohawk’s Power Choice agreement and the MRA, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business.

Multi-year Gas Rate and Restructuring Agreement. For a discussion of Niagara Mohawk’s 2000 three-year gas rate settlement agreement, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Other Federal and State Regulatory Initiatives - Gas Multi-Year Rate and Restructuring Agreement.”

ELECTRIC SUPPLY PLANNING

Although it is exiting the generation business, Niagara Mohawk must still arrange for electric supply through a transition period and as provider of last resort. Under the Power Choice agreement, the PSC approved Niagara Mohawk’s plan to divest its fossil and hydro generation assets, which is a key component in its Power Choice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation assets, its hydro generation assets, and its oil and gas-fired plant at Oswego. During 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany and in December 2000 announced an agreement to sell its nuclear assets to Constellation Nuclear, LLC. See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations, for a further discussion of the announced sale of the nuclear assets. On January 30, 2001, Niagara Mohawk completed the sale of its interest in the Roseton oil and gas-fired generation plant. In connection with these generation asset sales, Niagara Mohawk has entered into various agreements to purchase its power needs from the buyers of the generation assets or entered into financial swaps with the buyers that hedge the price of electricity. Niagara Mohawk also entered into financial swaps with certain of the parties to the MRA. Niagara Mohawk purchases any additional power needs on the open market through the NYISO. The NYISO commenced operations in December 1999 as a result of a FERC ruling which promotes competition by requiring public utilities owning, operating, or controlling interstate transmission facilities to file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. One result of the formation of the NYISO was the dissolution of the New York Power Pool. For a discussion of the results of the generation asset sales to date, the status of the pending generation asset sales, a discussion of the formation of the NYISO, a discussion of power contracts and several financial agreements to hedge the price of electricity, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business,” “Generation Asset Sales,” and “FERC Order 888 - Open Access,” and Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, and Note 9. Fair Value of Financial and Derivative Financial Instruments.

Opinac’s wholly-owned subsidiary, Niagara Mohawk Energy, Inc. (“Niagara Mohawk Energy”), purchases its electricity for resale within and outside New York State through short-term (forward contracts) or spot market purchases. Holdings’ management has determined it will pursue a sale of Niagara Mohawk Energy’s energy marketing business in 2001. The energy marketing business had revenues of $635 million and income from continuing operations of $2.8 million in 2000.

FUEL FOR ELECTRIC GENERATION

Coal, Oil and Gas. As a result of the sales of its fossil-fired generation assets, Niagara Mohawk no longer is required to arrange for coal, oil and gas fuel supplies.

Nuclear. The supply of fuel for Niagara Mohawk’s Nine Mile Point nuclear generation plants involves: (1) the procurement of uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies and (5) the disposal of spent fuel and radioactive wastes.

The fuel supply for the Spring 2001 reload of Unit 1 has been procured and is on site. Agreements for nuclear fuel materials and services for Unit 1 and Unit 2 (in which Niagara Mohawk has a 41 percent interest) have been made through the following years:

                     Unit No. 1      Unit No. 2
                     ----------      ----------
Uranium Concentrates    2001            2001
Conversion              2001            2001
Enrichment              2003            2003
Fabrication             2007            2006

Arrangements have been made for procuring a portion of the uranium, conversion and enrichment requirements through the years listed above, leaving the remaining portion of the requirements uncommitted. Enrichment services are under contract with the U.S. Enrichment Corporation for up to 100 percent of the requirements through the year 2003. Up to approximately 80 percent and 90 percent of the uranium and conversion requirements are under contract through the year 2001 for Unit 1 and Unit 2, respectively. The uncommitted requirements for nuclear fuel materials and services are expected to be obtained through long-term contracts or secondary market purchases. If the sale of Niagara Mohawk’s nuclear plants occurs, Constellation Nuclear, LLC would assume any liability for future commitments under these nuclear fuel contracts upon the sale of its interest in the two plants.

The cost of fuel utilized at Unit 1 and Unit 2 was as follows:

Cost per million BTU   2000     1999    1998
---------------------------------------------
Unit 1               $ 0.51   $ 0.52   $0.51
Unit 2                 0.42     0.48    0.45

For a discussion of Niagara Mohawk’s treatment of its nuclear assets under Power Choice, its nuclear fuel disposal costs and the disposal of nuclear wastes, the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the nuclear generation plants, see Part II, Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Depreciation, Amortization and Nuclear Generation Plant Decommissioning Costs” and Note 3. Nuclear Operations.

ELECTRIC DELIVERY PLANNING

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - FERC Order 888 - Open Access,” as to how Niagara Mohawk’s transmission system is managed under the NYISO and FERC Order 2000 regarding a December 1999 FERC proposal to create a regional transmission organization.

As of January 1, 2001, Niagara Mohawk had approximately 50,300 circuit miles of transmission and distribution lines for electric delivery. Evaluation of these facilities relative to NYISO, Northeast Power Coordinating Council, and North American Electric Reliability Organization, planning criteria and anticipated Niagara Mohawk internal and external demands is an ongoing process intended to maintain the reliability of electric service while minimizing the capital requirements for expansion of these facilities. Niagara Mohawk continually reviews the adequacy of its electric delivery facilities and establishes capital requirements to support new load growth.

NUCLEAR OPERATIONS

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Federal and State Regulatory Initiatives and Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies and Note 3. Nuclear Operations.

GAS SUPPLY

The majority of Niagara Mohawk’s gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by Niagara Mohawk’s customers is seasonal and influenced by weather factors. Niagara Mohawk purchases its natural gas for sale to its customers under firm supply agreements and under term purchase agreements with portfolio managers. The gas is transported under firm transportation contracts with interstate pipelines. Niagara Mohawk entered into a gas supply and summer storage refill agreement with El Paso Merchant Energy - Gas, L.P., for the period April 1 through October 31, 2000. A one-year portfolio management service and purchase of natural gas agreement with Southern Company Energy marketing entity (currently known as Mirant Americas Energy Marketing, L.P.) (“Mirant”), became effective November 1, 2000. Mirant has the option to extend this agreement one additional year.

Niagara Mohawk Energy purchases its gas for resale both within and outside New York State, through short term (futures contracts) and spot market purchases.

GAS DELIVERY

Niagara Mohawk sells, distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of Niagara Mohawk’s distribution areas are physically interconnected with one another by its own facilities. Presently, 9 separate distribution areas are connected directly with Dominion Transmission, Inc., an interstate natural gas pipeline regulated by the FERC, via 19 delivery stations. Niagara Mohawk also has two direct connections with Iroquois Gas Transmission, one with Empire State Pipeline, and one with Tennessee Gas Pipeline.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 11. Segment Information.

ENVIRONMENTAL MATTERS

General. Niagara Mohawk’s operations and facilities are subject to numerous federal, state and local laws and regulations relating to the environment including, among other things, requirements concerning air emissions, water discharges, site remediation, hazardous materials handling, waste disposal and employee health and safety. While Niagara Mohawk devotes considerable resources to environmental compliance and promoting employee health and safety, the impact of future environmental health and safety laws and regulations on Niagara Mohawk cannot be predicted with certainty.

In compliance with environmental statutes and consistent with its strategic philosophy, Niagara Mohawk performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 2000 totaled approximately $31.6 million, of which approximately $2.3 million was capitalized as pollution control or plant environmental surveillance equipment and approximately $29.3 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for 2001 are estimated to total $41.1 million, of which $3.7 million is expected to be capitalized and $37.4 million charged to operating expense. Anticipated expenditures for 2002 are estimated to total $35.1 million, of which $3.7 million is expected to be capitalized and $31.4 million charged to operating expense. The expenditures for 2001 and 2002 include the estimated costs for Niagara Mohawk’s expected proportionate share of the costs for site investigation and remediation of waste sites discussed under “Solid/Hazardous Waste” below. Costs for site investigation and remediation are included in operating expense to the extent actual costs equal the amount provided for in rates; variations are deferred for future recovery/pass-back to customers.

Niagara Mohawk believes it is probable that costs associated with environmental compliance will continue to be recovered through the ratemaking process. For a discussion of the circumstances regarding Niagara Mohawk’s continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies.

Clean Air Act. See Item 3. Legal Proceedings, for a discussion of the potential liability for the past operations of Huntley and Dunkirk.

ISO 14001. During 1997, Niagara Mohawk had its nuclear generation plants certified to the ISO 14001 environmental management system standard. The registration audits of these facilities were conducted by Advanced Waste Management Systems. Niagara Mohawk’s Investment Recovery facility was registered to ISO 14001 in October 1999 and its Gloversville and Oneida Service Centers were registered to ISO 14001 in December 2000. Niagara Mohawk’s position has been, and continues to be, that an effective environmental management system is necessary to prudently manage environmental issues and minimize environmental liabilities.

Once Niagara Mohawk completes the sales of its nuclear generation assets, Constellation Nuclear, LLC will be responsible for meeting the related environmental requirements.

Low Level Radioactive Waste. See Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations, “Low Level Radioactive Waste.”

Solid/Hazardous Waste. The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Environmental Contingencies,” for a discussion of the sites which are Niagara Mohawk owned. Niagara Mohawk has recorded a total environmental liability of $285 million, of which $170 million relates to owned sites and $115 million relates to non-owned sites as further discussed below.

With respect to sites not owned by Niagara Mohawk, but for which it has been or may be associated as a PRP, Niagara Mohawk has recorded a liability of $115 million, representing its current estimate of its share of the total cost to investigate and remediate these sites. Total costs to investigate and remediate all non-owned sites is estimated to be approximately $235 million, but it is unlikely that Niagara Mohawk will be required to assume 100 percent of the responsibility for these sites. Niagara Mohawk has denied any responsibility for certain of these PRP sites and is contesting liability accordingly. Twelve of the PRP sites are included on the National Priorities List (“NPL”). Niagara Mohawk estimates that its share of the liability for these 12 sites is not material and has included the amount in the determination of the amounts accrued.

Estimates of Niagara Mohawk’s potential liability for sites not owned by Niagara Mohawk, but for which it has been identified as an alleged PRP, have been derived by estimating the total cost of site cleanup and then applying Niagara Mohawk’s contribution factor to that estimate where appropriate. Estimates of the total cleanup costs are determined by using all available information from investigations conducted by Niagara Mohawk and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 Fed. Reg. 119). A contribution factor is calculated when there is a reasonable basis for it, that uses either a pro rata share based upon the total number of PRPs named or otherwise identified or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. In some instances, Niagara Mohawk has been unable to determine a contribution factor and has included in the amount accrued the total estimated costs to remediate the sites. Actual Niagara Mohawk expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs as well as the financial viability of other PRPs since cleanup obligations are joint and several.

In May 1997, the DEC executed an Order of Consent (the “1997 Order”) which serves to keep the annual cash requirement for certain site investigation and remediation (“SIR”) level at approximately $15 million per year, and which provides for an annual site prioritization mechanism. Niagara Mohawk anticipates spending approximately $29 million in 2001, which includes a $14 million carryover from prior years. As executed, the 1997 Order expands the scope of the original 1992 Order, which covered 21 former MGP sites, to encompass most additional sites with which Niagara Mohawk has been associated. The agreement is supported by the decision analysis approach, which Niagara Mohawk and the DEC will continue to revise on an annual basis to address SIR progress and site priorities relative to establishing the annual cost cap, as well as determining Niagara Mohawk’s liability for these sites. The Saratoga Springs and Harbor Point MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. However, the annual costs associated with the remediation of these sites are included in the cash requirements under the amended 1997 Order.

Power Choice and Niagara Mohawk’s gas settlement provide for the recovery of SIR costs during the settlement periods. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates. Based upon this assessment, a regulatory asset has been recorded in the amount of $285 million, representing the future recovery of estimated remediation obligations accrued to date. As a result, Niagara Mohawk does not believe SIR costs will have a material adverse effect on its results of operations or financial condition. See also Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies.

RESEARCH AND DEVELOPMENT

Niagara Mohawk maintains a research and development (“R&D”) program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. R&D expenditures in 1998 through 2000 were not material to Holdings or Niagara Mohawk’s results of operations or financial condition.

CONSTRUCTION PROGRAM

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources and Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Construction Program.”

INSURANCE

As of January 31, 2001, Holdings’ directors and officers liability insurance was renewed. This coverage includes nuclear operations and insures the directors and officers against obligations incurred as a result of their indemnification by Holdings. The coverage also insures the directors and officers against liabilities for which they may not be indemnified by Holdings, except for a dishonest act or breach of trust. In addition, the policy covers all of Holdings subsidiaries. For a discussion of nuclear insurance, see Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations, “Nuclear Liability Insurance” and “Nuclear Property Insurance.”

EMPLOYEE RELATIONS

Niagara Mohawk’s work force at December 31, 2000 numbered approximately 7,600, of whom approximately 67 percent were union members. It is estimated that approximately 78 percent of Niagara Mohawk’s total labor cost is applicable to operation and maintenance and approximately 22 percent is applicable to construction and other accounts.

All of Niagara Mohawk’s non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers (“IBEW”). In April 1996, Niagara Mohawk and the IBEW agreed on a five-year, three-month labor agreement, which provided for wage increases of approximately two percent to three percent in each of the subsequent four years. Negotiations to develop a new labor agreement will begin prior to the May 31, 2001 termination of the current agreement.

Niagara Mohawk’s work force decreased during 2000 as a result of the sale of its Albany plant and could decrease by approximately 1,300 in 2001 if the nuclear generation plants are sold.

Opinac’s wholly-owned subsidiary, Niagara Mohawk Energy, has approximately 100 employees.

SEASONALITY

See Item 2. Properties - Electric Delivery Properties and Part II, Item 8. Financial Statements and Supplementary Data - Note 13. Quarterly Financial Data (unaudited).

ITEM 2. PROPERTIES

ELECTRIC SUPPLY PROPERTIES

Niagara Mohawk: During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro electric plants, and its oil and gas-fired plant in Oswego. Niagara Mohawk completed the sale of its oil and gas-fired generation plant at Albany during 2000 and its 25 percent interest in the Roseton Steam Station in early 2001. In December 2000, Niagara Mohawk announced the sale of its interests in two nuclear power plants, which are targeted to be sold in mid-2001. See Part II, Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business, for a further discussion of the sales and announced sales of Niagara Mohawk’s generation assets.

The following is a list of Niagara Mohawk’s remaining generation stations at January 31, 2001:

                                                                Niagara Mohawk's
                                                                   Share of
                                                                  Nominal Net
                                         Percent                  Capability
Station                    Location     Ownership Energy Source     in MW
--------------------------------------------------------------------------------
Nine Mile Point (Unit 1)  Lake Ontario     100%      Nuclear         609
Nine Mile Point (Unit 2)  Lake Ontario      41%      Nuclear         471

Niagara Mohawk does not own any other electric supply facilities and meets its electric supply requirements through PPAs and open market purchases from the NYISO.

ELECTRIC DELIVERY PROPERTIES

Niagara Mohawk:   As of January 31, 2001, Niagara Mohawk’s electric delivery transmission and distribution systems were composed of:

  748 substations with a rated transformer capacity of approximately 22,800,000 kilo-voltamperes approximately 9,300 circuit miles of overhead and underground transmission lines approximately 36,000 conductor miles of overhead distribution lines about 5,000 cable miles of underground distribution cables

Only a part of Niagara Mohawk’s transmission and distribution lines are located on property owned by Niagara Mohawk. With respect to Niagara Mohawk’s transmission and distribution lines that are located on property not owned by Niagara Mohawk, Niagara Mohawk's practice is to obtain right of way agreements.

There is seasonal variation in electric customer load. In 1998 and 1999, Niagara Mohawk’s maximum hourly demand occurred in the summer. Prior to 1998, Niagara Mohawk’s maximum hourly demand occurred in the winter.

Opinac: Holdings’ unregulated subsidiary, Opinac, through its subsidiary Opinac Energy Corporation, owns a 50 percent interest in Canadian Niagara Power Company Limited (“CNP”) (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the province of Ontario, through a wholly-owned subsidiary, Canadian Niagara Power, Inc. (“CNP Inc.”).

The electric system of Niagara Mohawk and CNP is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems through the Eastern Interconnection of the United States.

GAS DELIVERY

Niagara Mohawk distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 2000, Niagara Mohawk’s natural gas delivery system was comprised of approximately 8,900 miles of pipelines and mains. Only a part of these natural gas pipelines and mains are located on property owned by Niagara Mohawk. With respect to natural gas pipelines and mains that are not located on property owned by Niagara Mohawk, Niagara Mohawk's practice is to obtain right of way agreements.

SUBSIDIARIES

Holdings has two subsidiaries as follows:

(1)  Niagara Mohawk, the regulated subsidiary which has the following subsidiaries:

     (a) NM Uranium, Inc. - has an interest in a uranium mining operation in Live Oak
         County, Texas, which is now in the process of reclamation and restoration.
     (b) NM Properties, Inc. - engages in real estate development and divestiture of property formerly owned by Niagara Mohawk.  NM Properties, Inc. owns several subsidiaries and has interests in several joint ventures in carrying out its activities.
     (c) NM Receivables - facilitates the sale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues.  NM Receivables,
         LLC is owned by Niagara Mohawk (over 99.99 percent) and by NM Receivables Corp. II, which is a wholly-owned subsidiary of Niagara Mohawk.

(2)      Opinac, the unregulated subsidiary which owns:

     (a) Opinac Energy Corporation - a Canadian corporation which has portfolio investments and owns a 50 percent interest in CNP.  CNP is an electric company, which has operations in the province of Ontario, Canada.  CNP generates electricity at its
         Rankine hydro plant for the wholesale market and for CNP Inc.’s distribution system in Fort Erie, Ontario.
     (b) Niagara Mohawk Energy, Inc. - an unregulated company that offers energy-related services and is incorporated in the state of Delaware.
     (c) An investment in a developmental stage telecommunications company
         (Telergy, Inc.).
     (d) An investment in a research and development company (EVonyx, Inc.) that has developed and intends to commercialize, new fuel cell and battery technology.

NATIVE AMERICAN MATTERS

Niagara Mohawk owns and operates approximately 50 miles of electric transmission lines, over approximately 350 acres, crossing the Seneca Nation, Cattaraugus and Allegheny Reservations, which range from 230 kilovolts to 34.5 kilovolts. On September 30, 1998, the Seneca Nation (“Nation”) filed, in the U.S. District Court for the Western District of New York, a civil action to eject Niagara Mohawk from the Nation’s land and also seeking financial relief from Niagara Mohawk. The dispute was resolved with Niagara Mohawk and the Nation reaching a new right-of-way agreement for the electric transmission lines on the Seneca Reservations on June 14, 2000. The terms of the new agreement are not material to Niagara Mohawk’s results of operations or financial position. The litigation was dismissed in July 2000.

Niagara Mohawk has also held discussions with other Native American nations and was involved in legal proceedings regarding the PSC’s jurisdiction over their territories, Niagara Mohawk’s right to provide service to individuals located within these territories, the validity of franchise agreements within their territories, and Niagara Mohawk’s right to collect stranded costs. The potential outcome of these discussions could lead to, but is not limited to, more formalized litigation proceedings. Niagara Mohawk intends to continue these discussions and defend its position, but is unable to predict the timing or outcome of these matters.

MORTGAGE LIENS

Substantially all of Niagara Mohawk’s operating properties are subject to a mortgage lien securing its mortgage debt.

ITEM 3. LEGAL PROCEEDINGS

For a detailed discussion of additional legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies, “Environmental Contingencies.” See also Item 1. Business – Environmental Matters – Solid/Hazardous Waste, Item 2. Properties – Native American Matters, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business. Holdings and Niagara Mohawk are unable to predict the ultimate disposition of the matters referred to below. In addition, consistent with Power Choice and its gas settlement agreement, Niagara Mohawk believes that it is probable that it will be able to recover prudently incurred expenditures in cost-of-service based rates. See also Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies.

  On June 22, 1993, Niagara Mohawk and 20 other industrial entities, as well as the former owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York State Supreme Court, Erie County, by a group of residents living in the area surrounding the landfill. The plaintiffs seek compensation for alleged economic loss and property damage claimed to have resulted from exposure to contamination associated with the landfill. In addition, since January 18, 1995, Niagara Mohawk has been named as a defendant or third party defendant in a series of toxic tort actions filed in federal or state courts in the Buffalo area. These actions allege exposure on the part of plaintiffs or plaintiffs’ decedents to toxic chemicals associated with the landfill, resulting in the alleged causation of property damage and/or physical injury. The plaintiffs seek compensatory and punitive damages. Niagara Mohawk has filed answers responding to the claims put forth in these suits, denying liability as to any of the claimed conditions or damages and will vigorously defend against each claim.

  Niagara Mohawk is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage (although the discovery process has been held in abeyance pending the outcome of the appeal of dismissal of certain of the actions on a statute of limitations basis). Niagara Mohawk, through participation in the Pfohl Brothers Landfill Steering Committee, is assisting in the design and implementation of a remedial program which is expected to be memorialized in a DEC administrative consent order to be executed during the first quarter of 2001. In the context of a formal remedial cost allocation proceeding conducted on behalf of the Committee, it has been determined that Niagara Mohawk’s contribution of industrial wastes to the landfill was minor. Further, it is Niagara Mohawk’s position that any materials attributable to Niagara Mohawk, which may have been disposed of at the landfill are not causally related to any physical condition alleged by plaintiffs in the various lawsuits associated with the landfill. Niagara Mohawk does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

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

  In 1997, the DEC initiated an opacity enforcement action against all New York State utilities for past opacity exceedances. In February 2001, Niagara Mohawk executed a consent order and submitted it to the DEC for execution, such that Niagara Mohawk was required to pay a penalty of $900,000.

  In July 1998, the Public Utility Law Project of New York, Inc. (PULP) and others sought a declaratory judgment, declaring Niagara Mohawk’s Power Choice agreement unlawful, null and void and injunctive relief in the Supreme Court of the State of New York, Albany County against the PSC and Niagara Mohawk to enjoin the defendants to halt all their actions and expenditures to implement the rules for the provision of retail energy services contained in the Power Choice agreement. The PSC and Niagara Mohawk filed motions seeking to dismiss this action. By a decision dated March 2, 2000, Albany County Supreme Court granted the motions to dismiss PULP’s action. On March 31, 2000, PULP filed a notice of appeal of the decision with the Appellate Division, Third Department. The appeal has not been perfected as of December 31, 2000. Niagara Mohawk is unable to predict the outcome of this matter.

  On May 25, 2000, the New York State Department of Environmental Conservation issued an air pollution notice of violation to Niagara Mohawk Power Corporation (“Niagara Mohawk”) regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC has indicated in meetings with Niagara Mohawk and NRG that they will be seeking substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. It is Niagara Mohawk’s position that the cost of pollution controls should be borne by NRG. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF REGISTRANTS

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

                                     Age at
Executive                   12/31/2000             Current and Prior Positions                                     Date Commenced

William E. Davis (1)           58          Chairman of the Board and Chief Executive Officer              May 1993

Albert J. Budney Jr. (2)      53           President                                                                        April 1995

Darlene D. Kerr (3)            49           President and Chief Operating Officer                                December 2000
                                                     Executive Vice President and Chief Operating Officer         April 1999
                                                     Executive Vice President - Energy Delivery                       September 1998
                                                     Senior Vice President - Energy Distribution                       December 1995

David J. Arrington (1)         49           Senior Vice President - Human Resources & Chief
                                                        Administrative Officer (Niagara Mohawk)                        April 1999
                                                     Senior Vice President and Chief Administrative
                                                        Officer (Holdings)                                                         March 1999
                                                     Senior Vice President - Human Resources                       December 1990

Thomas H. Baron (3)         56           Senior Vice President - Field Operations                          October 1998
                                                     Vice President - Fossil/Hydro Generation and
                                                        Environmental Affairs                                                   April 1998
                                                     Vice President – Fossil & Hydro Generation                     May 1991

Edward J. Dienst (3)          45           Senior Vice President – Asset Management &
                                                        Energy Delivery                                                           April 1999
                                                     Senior Vice President – Customer Delivery &
                                                         Asset Management                                                    October 1998
                                                      Vice President Electric Delivery                                      May 1996
                                                      Vice President Regional Operations                                April 1994

William F. Edwards (1)      43            Senior Vice President and Chief Financial Officer             March 1999 (Holdings)
                                                                                                                                         Sept 1997 (Niagara Mohawk)
                                                      Vice President – Financial Planning                                December 1995

Gary J. Lavine (2)              50            Senior Vice President and Chief Legal Officer                  March 1999
                                                      Senior Vice President – Legal & Corporate Relations       May 1993

John H. Mueller (3)            54            Senior Vice President and Chief Nuclear Officer               January 1998
                                                      Site Vice President of Commonwealth Edison’s
                                                         Zion Plant                                                                  August 1996
                                                      Vice President of Nuclear Energy (for Nebraska
                                                      Public Power District, owner and operator of the
                                                        Cooper nuclear plant)                                                  July 1994

Theresa A. Flaim (1)         51             Vice President – Strategic Planning                               May 1999 (both)
                                                      Vice President – Corporate Strategic Planning                March 1999 (Holdings)
                                                                                                                                         May 1994 (Niagara Mohawk)

Kapua A. Rice (1)            49               Corporate Secretary                                                    April 1998 (Holdings)
                                                                                                                                        Sept 1994 (Niagara Mohawk)

Steven W. Tasker (1)       43               Vice President – Controller                                           March 1999 (Holdings)
                                                                                                                                         Dec 1993 (Niagara Mohawk)

  Executive is an officer of both Holdings and Niagara Mohawk
  Executive is an officer of only Holdings
  Executive is an officer of only Niagara Mohawk

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For a discussion of the pending merger announced on September 5, 2000 and the related shareholders matters, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Pending Merger Agreement with National Grid.

Holding Company Formation. On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Holdings was incorporated on April 2, 1998, as a wholly-owned subsidiary of Niagara Mohawk. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings’ common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, shares originally issued to Niagara Mohawk were cancelled.

Holdings Common Stock. Holdings is authorized to issue 300 million shares of common stock. Holdings’ common stock (par value $0.01) and certain of Niagara Mohawk’s preferred series are listed on the New York Stock Exchange (“NYSE”). Holdings’ common stock is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia stock exchanges. Holdings’ common stock options are traded on the American Stock Exchange. The ticker symbol is “NMK.”

Holdings’ common stock has been traded on the NYSE since March 19, 1999.

                    2000              1999
             ----------------  ------------------
               High     Low      High      Low
-------------------------------------------------
1st Quarter  $14.25   $10.81   $16.44    $13.06
2nd Quarter   14.94    12.88    16.06     13.13
3rd Quarter   17.00    12.63    16.13     14.63
4th Quarter   16.88    15.50    16.19     13.38

Holdings did not declare or pay any cash dividends on common stock in 1999 or 2000. For a discussion regarding common stock dividends, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Common Stock Dividend.

The holders of Holdings’ common stock are entitled to one vote per share and may not cumulate their votes for the election of Directors. Upon any dissolution, liquidation or winding up of Holdings’ business, the holders of common stock are entitled to receive a pro rata share of all of Holdings’ assets remaining and available for distribution after the full amounts to which holders (if any) of Holdings’ preferred stock are entitled have been satisfied.

Under a program designed to align its capital structure to industry norms, Niagara Mohawk repurchased 27,125,045 shares of Holdings’ common stock for approximately $407.2 million during 1999 and 2000. Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the pending merger (See Item 8. Financial Statements and Supplementary Data, - Note 12. Pending Merger with National Grid).

As of January 1, 2001, there were approximately 47,500 holders of record of common stock of Holdings and about 2,700 holders of record of Niagara Mohawk’s preferred stock. The chart below summarizes common stockholder ownership by size of holding:

Size of Holding      Total         Total
   (Shares)       Stockholders  Shares Held
--------------------------------------------
    1 to 99         21,918         627,977
  100 to 999        23,043       6,312,341
1,000 or more        2,563     153,299,500
                  -------------------------
                    47,524     160,239,818
                  =========================

Holdings Preferred Stock. Holdings is authorized to issue 50 million shares of preferred stock with a par value of $0.01. No preferred stock had been issued as of December 31, 2000.

Niagara Mohawk Common Stock. Niagara Mohawk is authorized to issue 250 million shares of common stock with a par value of $1.00. As of December 31, 2000, Niagara Mohawk has 187,364,863 shares outstanding, which are all held by Holdings and are not traded.

The indenture securing Niagara Mohawk’s mortgage debt provides that retained earnings shall be reserved and held unavailable for the payment of dividends on common stock to the extent that expenditures for maintenance and repairs plus provisions for depreciation do not exceed 2.25 percent of depreciable property as defined therein. Such provisions have never resulted in a restriction of Niagara Mohawk’s retained earnings.

Niagara Mohawk Preferred Stock. The share exchange and the formation of the holding company structure did not, and the proposed National Grid merger will not, change the rights of holders of the outstanding shares of Niagara Mohawk’s preferred stock. Niagara Mohawk’s preferred stock continues to rank senior to Niagara Mohawk’s common stock (all of which is held by Holdings) as to dividends and as to distribution of Niagara Mohawk’s assets upon any liquidation.

Whenever dividends on Niagara Mohawk’s preferred stock are in default in an amount equivalent to four full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such preferred stock can elect a majority of the Board of Directors of Niagara Mohawk. Whenever dividends on any preference stock are in default in an amount equivalent to six full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such stock can elect two members to the Board of Directors of Niagara Mohawk. No dividends on preferred stock are now in arrears and no preference stock is now outstanding.

Niagara Mohawk paid preferred dividends on March 31, June 30, September 30, and December 31, 2000. Niagara Mohawk estimates that none of the 2000 preferred stock dividends will constitute a return of capital, and therefore, all of such dividends are subject to federal tax as ordinary income.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected financial information of Holdings for 2000 and 1999 and for Niagara Mohawk (Holdings’ predecessor) for each of the five years during the period ended December 31, 2000, which have been derived from the audited financial statements of Holdings and Niagara Mohawk, and should be read in connection therewith. As discussed in Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, the following selected financial data for Niagara Mohawk is not likely to be indicative of Niagara Mohawk’s future financial condition, results of operations or cash flows.

Holdings’ Selected Consolidated Financial Data

                                                  2000*         1999*
-------------------------------------------------------------------------
Operations:  (000's)
Operating revenues                           $ 4,539,272     $ 4,084,186
Loss from continuing operations
  before extraordinary item                      (45,634)        (11,281)
Net loss                                         (46,543)        (35,088)
-------------------------------------------------------------------------
Common stock data:
Book value per share at year end                  $16.69          $16.78
Market price at year end                           16.69           13.94
Ratio of market price to
   book value at year end                         100.0%           83.1%
Income (loss) from continuing operations per
   average common share                           ($0.27)         ($0.06)
Basic and diluted earnings (loss) per
   average common share                           ($0.28)         ($0.19)
Rate of return on common equity                     (1.6)%          (1.1)%
Dividends paid per common share                        -               -
--------------------------------------------------------------------------
Capitalization: (000's)
Common equity                                $ 2,675,114     $ 2,976,089
Non-redeemable preferred stock of subsidiary     440,000         440,000
Mandatorily redeemable preferred stock
   of subsidiary                                  53,750          61,370
Long-term debt                                 4,678,963       5,042,588
-------------------------------------------------------------------------
                                               7,847,827       8,520,047
Long-term debt maturing within one year          628,325         613,740
-------------------------------------------------------------------------
     Total                                   $ 8,476,152     $ 9,133,787
-------------------------------------------------------------------------
Capitalization ratios: (including long-term debt maturing within one year)
Common stock equity                                 31.6%           32.6%
Preferred stock                                      5.8%            5.5%
Long-term debt                                      62.6%           61.9%

*         Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and
            Supplementary Data - Note 4. Capitalization

Note:   Prior years financial data is not presented for Holdings due to the formation of the holding company during 1999.
            See Note 1. Summary of Significant Accounting Policies, for a further discussion of the holding company formation and the 1999 financial statement reclassifications.

Holdings’ Selected Consolidated Financial Data (continued)

                                                  2000*         1999*
-------------------------------------------------------------------------
Financial ratios:
EBITDA, as defined (000's)**                 $1,132,800      $1,267,100
Net cash interest, as defined (000's)**        $355,700        $397,100
Ratio of EBITDA to net cash
     interest**                                     3.2             3.2
Ratio of earnings to fixed charges                 0.89            0.95
Ratio of earnings to fixed charges
   and preferred stock dividends                    N/A             N/A
Other ratios (% of operating revenues):
   Fuel, electricity purchased
      and gas purchased                            49.0%           36.7%
   Other operation and maintenance
      expenses                                     20.1            22.9
   Depreciation and amortization                    6.9             8.5
   Amortization/accretion of
     MRA/IPP buyout costs                           8.3             8.9
   Income and other taxes                           6.1            10.6
   Operating income                                 9.5            12.9
   Balance available for common
      stock                                        (1.0)           (0.9)
-------------------------------------------------------------------------
Miscellaneous: (000's)
Gross additions to utility plant              $ 273,830       $ 298,081
Total utility plant                           9,801,622       9,792,291
Accumulated depreciation
   and amortization                           4,019,282       3,904,049
Total assets                                 12,642,335      12,670,435
-------------------------------------------------------------------------

*          Amounts include extraordinary item for the early extinguishment of debt, see Item 8.Financial Statements and Supplementary Data -Note 4. Capitalization.

**        See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial
            Position, Liquidity and Capital Resources - Financial Position” for a discussion of
            EBITDA and a reconciliation of net income to EBITDA.

Note:   Prior years financial data is not presented for Holdings due to the formation of the holding company during 1999.
             See Note 1. Summary of Significant Accounting Policies, for a further discussion of the holding company formation and the 1999 financial statement reclassifications.

Niagara Mohawk’s Selected Consolidated Financial Data

                                            2000**      1999**       1998        1997       1996*
----------------------------------------------------------------------------------------------------
Operations:  (000's)
Operating revenues                       $3,897,755  $3,827,340 $ 3,826,373  $3,966,404  $3,990,653
Income (loss) from continuing operations
   before extraordinary item                (21,403)     21,746    (120,825)    183,335     110,390
Net income (loss)                           (22,312)     (2,061)   (120,825)    183,335     110,390
----------------------------------------------------------------------------------------------------
Common stock data:
Book value per share at year end                ***         ***      $16.92      $18.89      $17.91
Market price  at year end                       ***         ***      16 1/8      10 1/2       9 7/8
Ratio of market price to
   book value at year end                       ***         ***        95.3%       55.6%       55.1%
Income (loss) from continuing operations
   per average common share                     ***         ***      ($0.95)      $1.01       $0.50
Basic and diluted earnings (loss) per
   average common share                         ***         ***      ($0.95)      $1.01       $0.50
Rate of return on common equity                 ***         ***        (5.3)%      5.5%        2.8%
Dividends paid per common share                 ***         ***           -           -          -
----------------------------------------------------------------------------------------------------
Capitalization: (000's)
Common equity                            $2,434,223  $2,785,171 $ 3,170,142  $2,727,527  $2,585,572
Non-redeemable preferred stock              440,000     440,000     440,000     440,000     440,000
Mandatorily redeemable
   preferred stock                           53,750      61,370      68,990      76,610      86,730
Long-term debt                            4,678,963   5,042,588   6,417,225   3,417,381   3,477,879
----------------------------------------------------------------------------------------------------
                                          7,606,936   8,329,129  10,096,357   6,661,518   6,590,181
Long-term debt maturing
   within one year                          628,325     613,740     312,240      67,095      48,084
----------------------------------------------------------------------------------------------------
     Total                               $8,235,261  $8,942,869 $10,408,597  $6,728,613  $6,638,265
----------------------------------------------------------------------------------------------------
Capitalization ratios: (including long-term debt maturing within one year)
Common stock equity                            29.6%       31.1%       30.5%       40.5%       39.0%
Preferred stock                                 6.0%        5.6%        4.9%        7.7%        7.9%
Long-term debt                                 64.4%       63.3%       64.6%       51.8%       53.1%

*        Amounts include extraordinary item for the discontinuance of regulatory accounting principles
**     Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and
           Supplementary Data - Note 4. Capitalization
***    Holdings owns all of Niagara Mohawk's shares of common stock

Niagara Mohawk’s Selected Consolidated Financial Data (continued)

                                             2000**       1999**        1998         1997       1996*
---------------------------------------------------------------------------------------------------------
Financial ratios:
EBITDA, as defined (000's)****            $1,130,100  $ 1,267,500  $   965,300  $  909,200   $   886,500
Net cash interest, as defined (000's)**** $  363,600  $   404,700  $   343,600  $  218,900   $   237,700
Ratio of EBITDA to net cash
     interest                                    3.1          3.1          2.8          4.2          3.7
Ratio of earnings to fixed charges              0.93         1.01         0.57         2.02         1.57
Ratio of earnings to fixed charges
   and preferred stock dividends                0.87         0.94         0.52         1.67         1.31
Other ratios (% of operating revenues):
   Fuel, electricity purchased
      and gas purchased                         41.2%        33.0%        39.6%        44.4%        43.5%
   Other operation and maintenance
      expenses                                  22.8         23.8         24.8         21.1         23.3
   Depreciation and amortization                 8.0          9.0          9.3          8.6          8.3
   Amortization/accretion of
      MRA/IPP buyout consts                      9.6          9.5          3.1            -            -
   Income and other taxes                        7.0         11.3         10.3         15.1         13.6
   Operating income                             11.1         13.9          4.4         14.1         13.1
   Balance available for common
      stock                                      ***          ***         (4.1)         3.7          1.8
---------------------------------------------------------------------------------------------------------
Miscellaneous: (000's)
Gross additions to utility plant           $ 273,830  $   298,081  $   392,200  $   290,757  $   352,049
Total utility plant                        9,801,622    9,792,291   11,431,447   11,075,874   10,839,341
Accumulated depreciation
   and amortization                        4,019,282    3,904,049    4,553,448    4,207,830    3,881,726
Total assets                              12,307,238   12,445,608   13,861,187    9,584,141    9,427,635
---------------------------------------------------------------------------------------------------------

*         Amounts include extraordinary item for the discontinuance of regulatory accounting principles
**      Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and
           Supplementary Data - Note 4. Capitalization
***     Holdings owns all of Niagara Mohawk's shares of common stock
****  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial
           Position, Liquidity and Capital Resources - Financial Position” for a discussion of EBITDA and a reconciliation of net income to EBITDA.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In recent years, federal and state regulatory initiatives have sought to provide separation of the vertically integrated energy generation, transmission and distribution functions and promote competition and lower prices. This unbundling of services has led to some restructuring throughout the industry. Niagara Mohawk’s response to these developments was to formulate a restructuring strategy and a multi-year rate plan which provided for its exit of the generation business, reduction in the amount of its future over-market purchase power obligations, recovery of its stranded costs and lower prices to customers. Implementation of the restructuring strategy commenced in 1998 with the regulatory approval of the Power Choice rate plan and the consummation of the MRA, and 1999 and 2000 were years punctuated by the further execution of the restructuring strategy.

The year 2000 was a year in which the companies experienced even more significant changes, since Holdings entered into a merger agreement with National Grid, whereby Holdings would become a wholly-owned subsidiary of National Grid. The pending merger agreement is contingent on, among other things,Niagara Mohawk’s sale of the nuclear assets or other satisfactory arrangements being reached, as well as several regulatory approvals. The key events in 2000 and 2001 were:

  On May 12, 2000, Niagara Mohawk completed the sale transaction of its oil and gas-fired generation plant at Albany.

  On August 1, 2000, the new three-year gas rate and restructuring agreement became effective.

  On September 1, 2000, year three of Power Choice rate reductions began.

  On September 5, 2000, the merger agreement with National Grid was announced.

  December 12, 2000, Niagara Mohawk announced an agreement to sell Nine Mile Point Unit 1 and its share of Unit 2 to Constellation Nuclear LLC. This agreement for the sale of nuclear assets represented an important milestone in the Niagara Mohawk pending merger with National Grid.

  On January 17, 2001, in its pending merger rate plan filing with the PSC, Niagara Mohawk proposed a ten year rate plan.

  On January 19, 2001, Holdings' shareholders approved the merger.

  On January 29, 2001, National Grid shareholders approved the merger.

  On January 30, 2001, Niagara Mohawk sold its share of the Roseton power plant.

PENDING MERGER AGREEMENT WITH NATIONAL GRID

In September 2000, Holdings entered into a merger agreement with National Grid, under which National Grid will acquire Holdings, with Holdings’ shares being exchanged for a combination of cash and American Depository Shares in a new National Grid holding company.

The pending merger was approved by Holdings’ shareholders on January 19, 2001 and by National Grid’s shareholders on January 29, 2001. However, the merger is contingent on National Grid shareholders further approving the new holding company structure at a second meeting to be held later this year. The pending merger is also contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935, the FERC, the PSC, and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Holdings is targeting the pending merger to be completed by late 2001.

Holdings’ shareholders will receive $19 per share, subject to the dollar value of five National Grid ordinary shares being between $32.50 and $51.00 in a specified period shortly before the closing of the pending merger. In the event that the dollar value of five National Grid ordinary shares is greater than $51.00 during such period, the per share consideration received by Holdings’ shareholders will increase by two-thirds of the percentage of the increase in value over $51.00. In the event that the dollar value of five National Grid ordinary shares is less than $32.50 during such period, the per share consideration received by Holdings’ shareholders will decrease by two-thirds of the percentage of the decrease in value below $32.50. Shareholders can elect to receive their consideration either in cash or ADS’s, or a combination of both, subject to the aggregate cash consideration offered being at least $1.015 billion. If cash elections received from Holdings’ shareholders exceed $1.015 billion, National Grid has the option to increase the cash element of the consideration.

REGULATORY AGREEMENTS AND THE RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

Pending Merger Rate Plan. On January 17, 2001, Niagara Mohawk filed a pending merger rate plan with the PSC. The objectives of the pending merger rate plan are lowering and stabilizing energy delivery rates for customers, continued development of competitive commodity supply and demand market with protections for small customers, resolving outstanding issues before the PSC, and continuing Niagara Mohawk’s return to financial stability. Key elements of the pending merger rate plan are a reduction in electricity delivery charges as compared to what customers would have otherwise paid (7.8 percent for residential, 3.8 percent for commercial, 6.4 percent for small to mid-sized industrial and 13.4 percent for large industrial), a ten-year “freeze” of reduced electricity delivery charges subject to limited adjustments for exogenous factors, power supply costs stabilized for small customers for four years, a one-year extension of the current Gas Settlement Agreement, and incentive mechanisms to encourage cost reductions, service quality, and transmission congestion management. Other major provisions include an extension of the current low-income customer assistance program, modifications to corporate structure and affiliate rules and establishment of storm and environmental response funds. Variations in commodity costs and transmission revenues would be flowed through to customers. Current gas delivery rates are frozen through August 2003 and the merger rate plan proposes to extend the current gas agreement by one year to August 2004, maintaining the delivery rate freeze, safety incentives and programs to facilitate a competitive market. Niagara Mohawk has asked the PSC to act on the merger rate plan by June 1, 2001, but can provide no assurance as to the timetable under which the PSC will consider the merger rate plan.

Power Choice Rate Reductions and Retail Choice of Electricity Supplier. The Power Choice agreement established a five-year electric rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. Recent New York State tax law changes that further reduce the GRT rate for some customers and eliminate the GRT for others, are not reflected in the price reductions. The tax law changes are discussed below and in Item 8. Financial Statements and Supplementary Data, - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.” Industrial customers are currently receiving average reductions of 25 percent relative to 1995 tariffs; this decrease includes discounts previously offered to some industrial customers through optional and flexible rate programs. As part of Power Choice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

Effective August 1, 1999, all of Niagara Mohawk’s customers were able to choose their electricity supplier. As of December 31, 2000, 7,958 (5.08 percent) of Niagara Mohawk’s commercial and industrial customers or approximately 18.70 percent of eligible load, and 42,889 (3.06 percent) residential customers or approximately 2.70 percent of eligible load, have chosen an electricity supplier other than Niagara Mohawk. See “FERC Order 888 - Open Access” below for a discussion of open transmission access as a result of the formation of the NYISO. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under Power Choice, will continue to charge the customer for delivery of the energy and for a non-bypassable CTC charge. Niagara Mohawk will also give a credit to the customer for any services provided by the alternative energy supplier that were provided by Niagara Mohawk in the past.

During the term of the Power Choice agreement, Niagara Mohawk is permitted to defer certain incremental costs associated primarily with environmental remediation, nuclear decommissioning and related costs, and changes in laws, regulations, rules and orders. In the fourth and fifth years of the rate plan, Niagara Mohawk could request an annual increase in prices subject to a cap of one percent of the all-in price, excluding commodity costs (e.g. transmission, distribution, nuclear, and forecasted CTC). In addition to the price cap, the Power Choice agreement provides for the recovery of deferrals established in years one through four and the generation sale incentive. See Item 8. Financial Statements and Supplementary Data, Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets,” for a discussion of the generation sale incentive. The aggregate of the price cap increase and recovery of deferrals would be subject to an overall limitation of general inflation. Any remaining unamortized deferrals at the end of year five would be recovered over a period not to exceed five years beginning in year six.

Beginning in year four of Power Choice, Niagara Mohawk could continue to recover the cost variations in the indexed swap contracts entered into as part of the MRA, resulting from the indexing provisions of these contracts. As these indexed swap contracts and other contracts expire, the fluctuations in market price of unhedged energy would be billed to customers through a commodity adjustment clause. Under the principles established in Power Choice, as these contracts expire, customers who buy electricity from Niagara Mohawk will bear the commodity price risk for energy associated with the expiring contracts. The recent increases in the cost of natural gas, primarily as it is used as a fuel in electricity generation, raises issues surrounding the ability for ratepayers to absorb such price volatility. Although Power Choice allows for a pass through of the commodity cost of power beginning in September 2001, Niagara Mohawk is giving consideration to extending hedging programs beyond August 2001.

The Power Choice agreement further provides that Niagara Mohawk shall have a reasonable opportunity to recover its stranded costs, including those associated with the MRA and the contracts entered into as part of the MRA, through a CTC and, under certain circumstances, through exit fees or in rates for back up service. See “FERC Order 888 - Stranded Cost Recovery in the Case of Municipalization” for a further discussion of stranded costs and exit fees. Niagara Mohawk’s rates under Power Choice are designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate.

Generation Asset Sales. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro generation plants, and its oil and gas-fired generation plant at Oswego. During 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany for $47.5 million. On January 30, 2001, Niagara Mohawk completed the sale of its 25 percent interest in the Roseton Steam Station for approximately $83.9 million. Niagara Mohawk’s share of the Roseton plant has a net book value of approximately $38.3 million (which includes materials, supplies and fuel) at closing. The gain from the sale of the Roseton plant will reduce the regulatory asset of $158.3 million, which reflects the net loss on the sale of the generation assets as of December 31, 2000, as further discussed below.

For a further discussion of these sales, see Item 8. - Financial Statements and Supplementary Data, Note 2. Rate and Regulatory Issues and Contingencies. For a discussion on how Niagara Mohawk used the proceeds from the sale of its generation assets, see “Liquidity and Capital Resources.”

Niagara Mohawk signed agreements with the buyers of the plants for energy and capacity at negotiated prices, which are above market, based on current energy price forecasts. While the PPAs with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the sales, are above market, they are designed to help Niagara Mohawk meet rate reduction and price cap commitments as well as expected demand as the provider of last resort. The PPAs that convert to either swap agreements or swaptions (swap agreement with a call option) act as hedges against a substantial rise in power costs. See Item 8. - Financial Statements and Supplementary Data, Note 2. Rate and Regulatory Issues and Contingencies, Note 8. Commitments and Contingencies, and Note 9. Fair Value of Financial and Derivative Financial Instruments, for a further discussion of the terms of these agreements.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of December 31, 2000, Niagara Mohawk has recorded a regulatory asset of $158.3 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants at Oswego and Albany. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the accounting treatment relating to the hydro PPAs, as discussed below, the amount of severance and other costs and PSC review of the amounts deferred. The PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets by the net present value of the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. For a further discussion of the loss incurred on these sales, the regulatory treatment of such loss, and the factors that may cause the amount of loss to change, see Item 8. Financial Statements and Supplementary Data, Note 2. Rate and Regulatory Issues and Contingencies.

On July 10, 2000, Niagara Mohawk filed a report with the PSC outlining the accounting of the costs and proceeds from the sale of the generation assets sold through May 31, 2000. This filing will be updated after the closing of the Roseton sale. The amount recorded as a loss at December 31, 2000 reflects PSC Staff recommended adjustments based on their review to date. Pursuant to Power Choice, Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $11.8 million based on the asset sales of which $9.0 million is reflected in income in 1999 and $2.8 million is reflected in income in 2000 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned also reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The Power Choice agreement provides for recovery of the incentive beginning in 2001, over a period not to exceed five years.

On December 12, 2000, Niagara Mohawk announced an agreement to sell its ownership interests in the Unit 1 and Unit 2 nuclear plants, and New York State Electric & Gas Corporation (NYSEG), Rochester Gas and Electric Corporation (RG&E), and Central Hudson Gas & Electric Corporation (CH) also agreed to sell their combined 41 percent ownership share of the Unit 2 nuclear plant, to Constellation Nuclear LLC, a wholly-owned subsidiary of Constellation Energy Group, Inc.

Constellation Nuclear LLC was the successful bidder in a competitive auction for the plants. Niagara Mohawk will receive approximately $610 million (principal and interest), which is subject to price adjustments depending on, among other things, the time of closing. Subject to such adjustments, Niagara Mohawk will receive $262 million at closing and 5 annual principal and interest payments totaling $348 million. The sale is targeted to close in mid-2001.

In addition, PPAs and revenue sharing agreements were signed as part of the agreement. For a discussion of these agreements and the status of the sale, and the proposed regulatory and accounting treatment of the announced sale, see Item 8.- Financial Statements and Supplementary Data, Note 2. Rate and Regulatory Issues and Contingencies, Note 3. Nuclear Operations and Note 8. Commitments and Contingencies.

Under this agreement, the sellers’ pre-existing decommissioning funds will be transferred to the buyer, who will take responsibility for all future decommissioning funding. No additional funding from the sellers is required at closing.

Because Unit 2 has multiple owners and the sale of Unit 1 is contingent on the sale of Unit 2 and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives.

The MRA Agreement. As a result of various federal and state requirements, Niagara Mohawk was required to enter into contracts to purchase electricity from IPPs in quantities in excess of its own demand and at prices in excess of those available to it. In mid-1996, Niagara Mohawk began comprehensive negotiations to terminate, amend or restate a substantial portion of above-market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. These negotiations led to the MRA and the Power Choice agreement.

The MRA was consummated on June 30, 1998 with 14 IPPs. The MRA allowed Niagara Mohawk to terminate, restate or amend 27 PPAs which represented approximately three-quarters of its over-market purchased power obligations. Niagara Mohawk terminated 18 PPAs for 1,092 MW of electric generating capacity, restated 8 PPAs representing 535 MW of capacity and amended 1 PPA representing 42 MW of capacity. Niagara Mohawk paid the IPP Parties an aggregate of $3.934 billion in cash, of which $3.212 billion was obtained through a public market offering of senior unsecured debt, $303.7 million from the public sale of 22.4 million shares of common stock, and the remainder from cash on hand. In addition, Niagara Mohawk issued 20.5 million shares of common stock to the IPP Parties.

Power Choice provided that the MRA and the contracts executed as part of the MRA were prudent and accordingly, PSC approval of Power Choice allowed Niagara Mohawk to record a regulatory asset for the costs of the MRA, which is being amortized over a period generally not to exceed ten years. Niagara Mohawk’s rates under Power Choice were designed to permit recovery of the MRA regulatory asset. In approving Power Choice, the PSC limited the estimated value of the MRA regulatory asset that could be recovered, which resulted in a charge to the second quarter of 1998 earnings of $263.2 million upon the closing of the MRA. The Power Choice agreement, while having the effect of substantially depressing earnings during its five-year term, substantially improves operating cash flow. The ability of Niagara Mohawk to improve earnings in the period subsequent to Power Choice will depend on the outcome of the regulatory process, including the outcome of the merger rate plan.

The MRA had the effect of reducing Niagara Mohawk’s IPP payments by more than $500 million annually in 1998 and 1999 as compared to leaving the pre-existing contracts in place, net of purchases of power at market price. These savings have been partially reduced in 2000 as a result of the increase in commodity prices. The resulting improvement in cash flow and the proceeds from the sale of the generation assets have allowed Niagara Mohawk to repay debt and repurchase Holdings’ common stock.

Under the terms of the MRA, Niagara Mohawk has no continuing obligation to purchase energy from the terminated IPP Parties. The restated contracts with eight PPAs reflect economic terms and conditions that are more favorable to Niagara Mohawk than the previous PPAs. See Item 7A. - Quantitative and Qualitative Disclosures About Market Risk, and Item 8. - Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies and Note 9. Fair Value of Financial and Derivative Financial Instruments, for a further discussion regarding the remaining payments to the IPP Parties for the purchase of electric power and the payments made under the swap agreements.

Niagara Mohawk has pursued other opportunities to reduce its payments to IPPs that were not party to the MRA. Under Power Choice, Niagara Mohawk is permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999 and 2000, 13 IPP contracts for approximately 161 MW were terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings from the buyouts during the remaining term of Power Choice to offset the amortization expense.

Formation of a Holding Company Structure. Niagara Mohawk was reorganized into a holding company structure on March 18, 1999. In the reorganization, Niagara Mohawk’s common stock was exchanged on a share-for-share basis for Holdings’ common stock with Niagara Mohawk becoming a subsidiary of Holdings. Niagara Mohawk’s preferred stock and debt were not exchanged and continue as obligations of Niagara Mohawk. The holding company structure was completed on March 31, 1999 with the Niagara Mohawk dividend transfer of Opinac North America Inc. (“Opinac”) to Holdings.

The holding company structure provides Holdings and its subsidiaries with the financial and regulatory flexibility to compete more effectively in an increasingly competitive energy industry by providing a structure that can accommodate both regulated and unregulated lines of businesses (energy related services and telecommunications). The holding company structure permits Holdings to participate in unregulated business opportunities as the industry evolves. The Power Choice agreement requires Holdings and its affiliated companies to abide by certain affiliate rules, including the allocation of costs for providing goods and services.

FERC Order 888. In April 1996, FERC issued Order 888, which promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. FERC Order 888 required the NYPP to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. In addition, the FERC Order also provides for the recovery of prudent and verifiable stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888‘s open access mandate.

As a result of Order 888, there have been several developments during the past few years as follows:

Open Access
The NYISO commenced formal operations on December 1, 1999. Niagara Mohawk views this progress as an important step toward a more competitive market for wholesale electricity supply service in New York State, consistent with its Power Choice restructuring agreement. A discussion of the financial and accounting impacts as a result of the transition to the NYISO is included in the results of operations section.

Stranded Cost Recovery in the Case of Municipalization
In Order 888, the FERC stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888‘s open access mandate. Order 888 left to the states the issue of retail stranded cost recovery. Where newly created municipal electric utilities required transmission service from the displaced utility, the FERC stated that it would entertain requests for stranded cost recovery to the extent that such municipalization is made possible by open access. The FERC also reserved the right to consider stranded costs on a case-by-case basis if it appeared that open access was being used to circumvent stranded cost review by any regulatory agency.

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

In approving Power Choice, the PSC authorized changes to Niagara Mohawk’s Retail Tariff providing for the recovery of stranded costs in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs for customers leaving Niagara Mohawk’s system to be supplied by a municipal or other utility or IPP is governed by Rule 52 of Niagara Mohawk’s Retail Tariff, which became effective on April 6, 1998. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligation.

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

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether certain changes to Rule 52 should be implemented at the expiration of the five year term of Power Choice. Lakewood has requested rehearing of the PSC’s September 11, 2000 order, and this rehearing request is still pending before the PSC. On February 14, 2001, the Attorney General of the State of New York filed papers with the PSC requesting that the amount of the fee be reduced to approximately $2.8 million to reflect deletion of stranded costs claimed to be unrelated to local service. Niagara Mohawk is unable to predict the outcome of this proceeding at this time.

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

At the PSC’s request, Niagara Mohawk has provided AMP with stranded cost calculations under Rule 52 and Order No. 888. Niagara Mohawk estimated AMP’s total stranded cost estimate at $150 million under Rule 52 and $272 million under Order No. 888. On June 23, 1999, a representative of the AMP communities submitted a letter to the PSC disputing Niagara Mohawk’s exit fee calculations and requesting that the alternative dispute resolution procedures of Niagara Mohawk’s Power Choice Settlement be invoked to resolve that dispute. By letter dated August 10, 1999, the PSC directed Niagara Mohawk to meet with representatives of the AMP communities and an administrative law judge employed by the PSC. Thereafter, representatives of Niagara Mohawk and the AMP communities met on several occasions to exchange information and views on this subject, but no agreement has been reached.

On September 29, 2000, AMP filed a Petition for an Expedited Declaratory Order with the FERC. In that petition, AMP urged the FERC to nullify the exit fee provisions of Niagara Mohawk’s Retail Tariff on a variety of grounds. In an order dated January 25, 2001, the FERC dismissed AMP’s petition without prejudice to AMP’s right to raise any of the issues raised therein in a proceeding before the PSC.

Niagara Mohawk believes it has meritorious defenses to the requests for relief made by AMP in its petition filed with the FERC, but cannot predict the final outcome of this matter at this time. If the 21 AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately two percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension or renegotiation of the exit fee provisions of Power Choice could have a material adverse effect on Holdings and Niagara Mohawk’s results of operations, financial condition, and future cash flows.

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

Shortly before that hearing was scheduled to commence, Niagara Mohawk entered into a settlement agreement with GLDC and Oneida IDA that could provide GLDC with discounted electric rates for a five year period, which would be consistent with established discounted rates under Power Choice. This Settlement is contingent on GLDC’s receipt of an allocation of Power For Jobs credits by the Economic Development Power Allocation Board and approval by the PSC. It has recently become apparent that GLDC will not receive the allocation of Power For Jobs Power on which this initial settlement was premised, and the parties are renegotiating this settlement agreement. While Niagara Mohawk is hopeful that this negotiation process will be successful, Niagara Mohawk cannot predict the outcome of these negotiations at this time.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk’s system or the amount of stranded costs it may receive as a result of any withdrawals.

FERC Order 2000. In December 1999, FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for a Regional Transmission Organization (“RTO”). Utilities not currently part of a FERC approved transmission entity had to file their plans to form an RTO by October 15, 2000. Utilities, including Niagara Mohawk, who are part of a FERC approved transmission entity (Niagara Mohawk is a member of the NYISO), had to file with FERC demonstrating the transmission entity conforms to the minimum characteristics and functions of an RTO, and if required, identify specific plans to make it conform, including any obstacles to achieve full compliance with Order 2000. On January 16, 2001, following a collaborative process with the other New York transmission owning utilities, with the staff of the NYISO, and other New York wholesale market participants, Niagara Mohawk and the other New York transmission owning utilities made a joint filing with the NYISO at FERC describing how the NYISO is already compliant with many of the Order 2000 requirements, and steps that will be taken to achieve compliance to meet the remaining requirements. FERC is expected to rule on the compliance filing late in the first quarter of 2001. Niagara Mohawk cannot predict the financial impacts, if any, of the NYISO’s compliance with FERC Order 2000.

FERC Order on Niagara Mohawk’s Transmission Rates with Sithe. Sithe/Independence (“Sithe”) has filed two complaints against Niagara Mohawk challenging the transmission rates charged by Niagara Mohawk. In its most recent complaint, Sithe challenged Niagara Mohawk’s revenue requirements and loss methodology, and also sought a refund of approximately $65 million for certain interconnection facilities for which Sithe agreed to pay in 1992 and for which Sithe is now seeking a refund.

On September 27, 2000, FERC rejected certain portions of Sithe’s complaint and set for hearing the remaining portions. Niagara Mohawk has filed for rehearing of the portion of that order setting Sithe’s claims for a refund of $65 million in costs incurred to interconnect its plant to Niagara Mohawk’s system and FERC has issued a tolling order extending its time to rule on this matter.

Niagara Mohawk is currently in negotiations with Sithe to resolve these matters. While Niagara Mohawk is hopeful that these negotiations will be successful in resolving some or all of these issues, Niagara Mohawk is unable to predict the outcome of these negotiations at this time.

Other Regulatory Restructuring Proceedings. The PSC continues to assess other functions in the regulated electric and gas business to lower consumer rates and increase customer choice. The PSC is considering opening competition to such functions as metering, billing, collections and customer service. On January 13, 1999, the PSC adopted a set of Uniform Business Practices for Retail Access designed to streamline and make more uniform the manner in which the local utilities interact with natural gas and electricity marketers, energy services companies and customers who purchase energy in New York State’s evolving competitive market.

During the latter part of 1999, the PSC required the New York State utilities to file tariffs providing a backout credit against utility prices to large electric customers (greater that 50KW) choosing to have their meter services performed by someone other than their local utility. The backout credit is an estimate of costs the utilities incur to provide meter services to these customers. The PSC has stated a preference for using long run avoided costs to establish backout credits, and in the absence of long run avoided cost estimates, the use of embedded, or fully allocable costs of the avoided activities. Embedded costs may exceed the costs the utility could actually avoid when not providing a service to customers that have chosen an alternative, creating stranded costs. On September 1, 2000, the PSC Staff recommended that the competitive metering tariffs be further suspended through January 31, 2001, to allow time for additional deliberations on this issue. On January 31, 2001, the PSC ordered that the New York State utilities cancel the tariff amendments filed pursuant to the 1999 order and file revised tariffs reflecting the updated manual on competitive metering practices and procedures, and back-out credits as an addendum to its tariff to be effective on a temporary basis on March 1, 2001. Due to the limited scope of the PSC’s order on metering, the impact on Niagara Mohawk’s results of operations should be minimal. The exposure could grow, however, if the scope of the metering proposal is expanded, or other services are required to be opened to competition using embedded cost as a backout credit.

Niagara Mohawk will continue to participate with the PSC and other parties as New York State moves forward with a competitive utility industry, but it cannot predict the outcome of the results and the impact on its Power Choice agreement or the pending merger rate plan.

OTHER FEDERAL AND STATE REGULATORY INITIATIVES

Gas Multi-Year Rate and Restructuring Agreement. Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. On July 19, 2000, the PSC approved the agreement that had been negotiated between Niagara Mohawk and the PSC Staff and became effective on August 1, 2000. The agreement includes the following:

  A freeze on Niagara Mohawk’s delivery rates for a three-year, ten-month period, beginning November 1, 1999. This will align the expiration of the gas rate agreement with the expiration of the Power Choice agreement.
  Commodity costs will continue to be passed through to customers.
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
  A rate of return on common equity (“ROE”) cap over the settlement period of 10 percent with a 50/50 sharing of excess earnings above the cap if Niagara Mohawk does not achieve any of the incentive linked with customer awareness and understanding of migration levels. Niagara Mohawk will be able to increase its earned ROE (up to 12 percent) without any sharing by achieving the incentive linked to customer awareness and understanding and the incentive linked to migration levels.

The pending merger rate plan would extend this settlement for an additional year.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations. The results of operations section includes the results of both Holdings and Niagara Mohawk. Holdings’ 1998 results are the same as Niagara Mohawk’s results, except for the treatment of preferred stock dividends paid by Niagara Mohawk and the manner in which unregulated business activities are consolidated in the financial statements. Results of operations after mid-1998 are different from those preceding that date in view of the June 30, 1998 termination, restatement or amendment of IPP contracts, the implementation of Power Choice, the sale of the fossil and hydro generation assets and the announced sale of nuclear assets. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings for the five years under Power Choice have been and will continue to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The ability of Niagara Mohawk to improve earnings in the future periods will depend on the outcome of the regulatory process, including the outcome of the merger rate filing, and may otherwise be affected by the pending merger with National Grid. See “Pending Merger Agreement with National Grid” for a discussion of the pending merger. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report. See Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, for a further discussion of the formation of the holding company structure during 1999.

Holdings:

Holdings experienced a loss in 2000 of $46.5 million or 28 cents per share, as compared to a loss of $35.1 million or 19 cents per share in 1999 and a loss of $157.4 million or 95 cents per share in 1998.

The loss for 2000 included an extraordinary item related to the early retirement of debt of $.9 million or 1 cent per share. The loss for 1999 included an extraordinary item related to the early retirement of debt of $23.8 million or 13 cents per share. Earnings for 2000 were increased by $33.8 million, or 20 cents per share, due to lower interest costs as a result of Niagara Mohawk’s debt retirement program, by $19.4 million, or 12 cents per share, related to the insurance proceeds and disaster relief recovery associated with the January 1998 ice storm restoration effort, and by $9.2 million or 6 cents per share due to lower costs related to the 1999 implementation of a new customer service system.

The increases, however, were offset by a number of factors. Earnings were reduced by $48.5 million, or 29 cents per share, as a result of Niagara Mohawk’s exposure to higher natural gas prices in its purchased power and generation portfolio, by $19.4 million, or 12 cents per share due to lower investment tax credits and incentives related to the sale of the fossil and hydroelectric generating stations, and by $12.8 million, or 8 cents per share, as a consequence of the second and third phases of electric price reductions provided in the Power Choice agreement, by $11.6 million, or 7 cents per share, for increased costs associated with the operation of the NYISO, and by $10.2 million, or 6 cents per share, related to an adjustment based on the regulatory review of the deferred costs related to the sale of the fossil and hydroelectric generating stations.

Earnings for 1999 reflect the impact of Niagara Mohawk’s lower purchased power costs, partially offset by increased interest charges, resulting in improved earnings by $108.0 million or 58 cents per share. However, the amortization of the MRA regulatory asset had a non-cash adverse earnings impact of $167.5 million or 90 cents per share. Earnings for 1999 were also negatively impacted by Niagara Mohawk’s early redemption of First Mortgage Bonds, Senior Notes and Medium Term Notes, which required a charge to earnings of $23.8 million or 13 cents per share and is reflected as an extraordinary item. See Item 8. Financial Statements and Supplementary Data Note 4. Capitalization, for a further discussion of the extraordinary item. As discussed in more detail below, Niagara Mohawk implemented a Customer Service System in February 1999. Earnings in 1999 were reduced by $23.8 million, or 13 cents per share, because of costs related to the implementation of the new Customer Service System, and by $21.0 million or 11 cents per share, because of higher bad debt expense. The repurchase of Holdings’ common stock did not have a significant impact on earnings per share for the year ended December 31, 1999, since earnings per share is based upon the weighted average shares outstanding. However, the effect on 2000 earnings per share was a reduction of approximately $.03.

Niagara Mohawk:

In 2000, Niagara Mohawk had a net loss of $22.3 million after the extraordinary item. The preferred dividend requirements reduced the balance available for common stock and increased the loss to $53.7 million. In 1999, Niagara Mohawk had a net loss of $2.1 million after the extraordinary item. The preferred dividend requirements reduced the balance available for common stock and increased the loss to $38.9 million. These losses as compared to prior years are explained above.

The following discussion and analysis highlights items that significantly affected Holdings’ and Niagara Mohawk’s operations during the three-year period ended December 31, 2000. This discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the consummation of the MRA, implementation of Power Choice, the sale of Niagara Mohawk’s generation assets and the pending merger. It should also be read in conjunction with Item 8. - Financial Statements and Supplementary Data, and other financial and statistical information appearing elsewhere in this report.

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

The CSS transition period presented financial exposures as outstanding accounts receivables increased. Niagara Mohawk’s bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Niagara Mohawk took aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts could be returned to a level appropriate in the normal course of business. These actions included increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather. Bad debt expense for 2000 was reduced to $56.6 million, but also reflects the significant increase in gas commodity prices in the second half of 2000, which was passed through to gas customers.

The PSC has been evaluating the development and implementation costs of the CSS project, as well as Niagara Mohawk’s response to the transition problems incurred during implementation. The PSC issued an order in 2000 directing that certain billing related problems identified by the PSC Staff be corrected, with emphasis on estimated bills. Niagara Mohawk addressed the PSC Staff’s concerns regarding estimated bills by adding 45 new meter reader positions to increase the number of customers whose meters are read monthly from approximately 800,000 meters to 1.6 million meters. Further enhancements to CSS were designed to improve the quality of estimates and the ability to provide customers greater information about the preparation of an estimate. Other concerns raised by the PSC Staff in the order have been addressed by Niagara Mohawk. Customer complaints regarding billing issues have returned to levels at or below levels prior to the conversion to CSS. A final report by Niagara Mohawk to the PSC outlining the results achieved from the enhancements made was filed on October 31, 2000, addressing all outstanding issues required by the PSC, including: (1) a summary of modifications made to the billing format; (2) the results of Niagara Mohawk’s efforts to reduce the number of estimated bills rendered; (3) an analysis and demonstration that Niagara Mohawk’s estimating procedures are producing reasonably accurate bills; (4) a description of the effects on customers of each billing and system improvement; and (5) approval of Niagara Mohawk’s estimating procedure. Niagara Mohawk cannot predict the outcome or financial consequences, if any, of the continuing PSC inquiry, but believes it has met the requirements set forth by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

REVENUES AND SALES

Electric:

Of the $335.0 million increase in Holdings electric revenues from 1999 to 2000, $343.5 million relates to Opinac unregulated revenues while Niagara Mohawk’s regulated revenues were down $8.5 million.

Regulated electric revenues for 2000 were $3,239.3 million, and were $3,247.8 million and $3,261.1 million in 1999 and 1998, respectively.

Regulated electric revenues for 2000 decreased 0.3 percent as compared to 1999. Regulated electric revenues decreased $8.5 million from 1999 due to a decrease in retail revenues of $266.2 million or a decrease of 8.7 percent. This decrease was primarily due to a decrease in electric sales/deliveries to ultimate consumers as a result of the milder summer of 2000 compared to the warmer than normal weather of 1999 and also due to lower prices. This decrease was partially offset by an increase in sales for resale of $65.1 million, due primarily to increased sales to the NYISO, an increase in miscellaneous revenues, of $20.2 million (primarily unbilled revenues) and an increase in transmission revenues of $48.6 million. A portion of the decrease in retail revenues, and increase in unbilled revenues is attributable to the effect of changing from bi-monthly to monthly billing, as described below. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. The decrease in regulated electric sales to ultimate consumers and the increase in distribution of energy of $123.8 million reflects the growing number of customers that purchase electricity from other suppliers. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected as “Distribution of Energy.” The GWh that are delivered to the customers who have chosen an alternative supplier are not included in Niagara Mohawk’s sales amounts. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in “Other Electric Systems.”

Regulated electric revenues for 1999 decreased $13.4 million or 0.4 percent as compared to 1998. The CSS system converted all customers previously billed on a bi-monthly basis to a monthly basis, which resulted in an increase in billed revenue and sales (GWh), with corresponding decreases in accrued unbilled revenues. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations, whereas, in the first eight months of 1998, the effects of the changes in accrued unbilled revenues were deferred. As a result, miscellaneous revenues, which include the unbilled revenues, decreased by approximately $13.3 million. Commercial revenues decreased in 1999 due to lower rates under the Power Choice agreement and due to commercial customers switching energy providers as a result of open access.

Overall electric revenues were not materially impacted by open access. Sales to other electric systems were also lower in 1999 primarily due to lower sales to one utility. Under Power Choice, revenues may decline further as customers choose alternative suppliers and Niagara Mohawk no longer sells energy to energy service companies. However, Niagara Mohawk expects to incur less purchased power expense, and will be able to recover its stranded costs through the CTC. See Item 8. - Financial Statements and Supplementary Data - Electric Statistics, for a summary of electric revenue and sales data for the years 1998 through 2000.

                                  Increase (decrease) from prior year
                                     (In millions of dollars)
Regulated Electric Revenues         2000      1999       Total
---------------------------------------------------------------
Fuel adjustment clause revenues   $     -   $ (33.5)   $ (33.5)
Changes in volume and mix of
   sales to ultimate consumers     (276.5)     95.7     (180.8)
Sales to other electric systems      65.1     (46.9)      18.2
Unbilled revenues                    51.0     (43.3)       7.7
Transmission of energy               48.6       5.9       54.5
Distribution of energy              123.8      25.3      149.1
Power Choice rates                  (20.5)    (16.6)     (37.1)
                                  -----------------------------
                                  $  (8.5)  $ (13.4)   $ (21.9)
                                  =============================

Regulated electric kilowatt-hour sales were 36.3 billion in 2000, 36.8 billion in 1999 and 36.4 billion in 1998. While sales may continue to decline in 2001 and beyond as customers select alternative energy suppliers, Niagara Mohawk expects deliveries to remain stable.

Regulated electric deliveries for 2000 decreased 0.5 billion KWh or 1.2 percent as compared to 1999. The decrease is primarily due to a decrease in sales to ultimate customers offset by higher distribution deliveries as compared to 1999. Sales to other electric systems were slightly higher in 2000.

Regulated electric sales for 1999 decreased 1.0 billion KWh or 2.8 percent as compared to 1998. The decrease is primarily due to a decrease in sales to other electric systems of 1.9 billion KWh or 53.4 percent as compared to 1998. Sales to other electric systems were lower in 1999 primarily due to reduced sales to one utility. Regulated electric sales were also affected by customers selecting alternative suppliers and billing customers that had been previously billed bi-monthly on a monthly basis.

Unregulated electric revenues for 2000 were $560.7 million and were $217.1 million and $129.4 million in 1999 and 1998, respectively.

Unregulated electric sales for 2000 were 10.5 billion KWh and were 6.4 billion KWh and 4.6 billion KWh in 1999 and 1998, respectively.

The unregulated electric revenues and sales are generated entirely from Niagara Mohawk Energy, Inc. ("Niagara Mohawk Energy"). The revenue and sales include wholesale and retail transactions and reflect Niagara Mohawk Energy's increasing activity in the competitive energy market.

Detail of the changes in electric revenues and KWh sales by customer group are highlighted in the table below:

                                % of
                               Holdings'    Increase (decrease) from prior year
                               Electric           2000               1999
Class of Service               Revenues   Revenues    Sales   Revenues    Sales
-------------------------------------------------------------------------------
Regulated:
 Residential                     31.2      (5.1)      (3.8)      4.0       6.1
 Commercial                      27.2     (13.3)     (15.1)     (2.3)      2.4
 Industrial                      11.9      (6.5)     (15.0)      0.8       2.1
 Industrial - Special             1.7      (3.6)      (4.9)      2.0      (1.4)
 Other                            1.1     (20.9)     (16.5)     (8.8)    (17.0)
                                -----------------------------------------------
  Total to ultimate consumers    73.1      (8.7)     (10.3)      0.7       2.7
 NYISO and other                  3.0     136.1       21.1     (49.5)    (53.4)
 Distribution of energy           4.7     220.7      200.7      82.3         -
 Transmission of energy           3.9      48.4          -       6.3         -
 Miscellaneous                    0.5         -          -     (98.9)        -
                                -----------------------------------------------
  Total regulated                85.2       0.3       (1.2)     (0.4)     (2.8)
Unregulated:
 Wholesale and retail            14.8     158.2       64.6      67.9      39.0
                                -----------------------------------------------
      Total                     100.0       9.7        8.7       2.2       1.9
                                ================================================

Gas:

Of the $122.0 million increase in Holdings gas revenues from 1999 to 2000, $78.9 million relates to Niagara Mohawk regulated revenues and $43.1 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $78.9 million or 13.6 percent in 2000 primarily as a result of higher gas prices being passed through to customers and colder weather in 2000.

Regulated gas revenues increased $14.4 million or 2.5 percent in 1999 primarily as a result of an increase in residential sales and revenue. The increase in residential revenues was partly the result of beginning to bill customers on a monthly basis rather than a bi-monthly basis. Most customers that were billed on a bi-monthly basis were residential customers. Pursuant to the gas rate case settlement, changes in accrued unbilled revenue are deferred. The increase in regulated gas revenues in 1999 included $7.6 million of revenues earned from revenue sharing mechanisms allowed in Niagara Mohawk’s gas rates as a result of lowering the cost of gas purchases. This revenue sharing mechanism was available under the gas rate settlement agreement that expired on November 1, 1999.

Rates for transported gas (excluding aggregation services) yield lower margins than gas sold directly by Niagara Mohawk. Therefore, sales of gas transportation services have not had a proportionate impact on earnings, particularly in instances where customers that took direct service from Niagara Mohawk move to a transportation-only class. In addition, changes in gas adjustment clause (GAC) revenues are generally margin-neutral.

                                  Increase (decrease) from prior year
                                        (In millions of dollars)
Regulated Gas Revenues                 2000      1999     Total
-----------------------------------------------------------------

Transportation of customer-owned gas   $ 4.3    $ 3.9     $ 8.2
GAC revenues                            84.8     (8.2)     76.6
Revenue sharing mechanisms              (8.2)     9.1       0.9
Spot market sales                       (2.7)    (4.5)     (7.2)
Changes in volume and mix of sales
   to ultimate consumers                 0.7     14.1      14.8
                                       --------------------------
                                       $78.9   $ 14.4      93.3
                                       ==========================

Regulated gas sales in 2000, excluding transportation of customer-owned gas and spot market sales, were 71.0 million Dth, a 3.5 percent increase from 1999. The increase in the regulated gas sales is primarily attributable to colder weather in the fourth quarter of 2000. Regulated gas delivered was also positively impacted by an increase in transportation volumes of 2.9 million Dth or 2.1 percent as a result of customers purchasing more gas from other gas providers.

Regulated gas sales in 1999, excluding transportation of customer-owned gas and spot market sales, were 68.6 million Dth, a 5.5 percent increase from 1998. The increase in the regulated gas sales was primarily attributable to colder weather in the first quarter of 1999, as well as the shift to monthly billing described above, which increased residential sales. Regulated gas delivered was also positively impacted by an increase in transportation volumes of 9.4 million Dth or 7.3 percent as a result of customers purchasing more gas from other gas providers.

Unregulated gas revenues for 2000 were $74.7 million and were $31.6 million and $36.0 million in 1999 and 1998, respectively.

Unregulated gas sales for 2000 were 17.8 million Dth and were 11.0 million Dth and 13.9 million Dth in 1999 and 1998, respectively.

The unregulated gas revenues and sales are generated entirely from Niagara Mohawk Energy. Unregulated gas revenues and sales increased in 2000 due to increased partner opportunities in the wholesale market and increases in the retail market. Unregulated gas revenues and sales decreased in 1999 due to reduced opportunities in the wholesale market, which were only partially offset by increases in the retail market.

Changes in gas revenues and Dth sales by customer group are detailed in the table below:

                                       2000
                                       % of
                                     Holdings'  % Increase (decrease) from prior year
                                        Gas           2000               1999
Class of Service                     Revenues  Revenues   Sales   Revenues   Sales
----------------------------------------------------------------------------------
Regulated:
 Residential                           62.5      17.4       5.2      3.2      9.3
 Commercial                            17.3      17.8      (1.9)    (2.6)    (3.0)
 Industrial                             0.4      29.8       8.8    (35.3)   (39.8)
                                      --------------------------------------------
  Total to ultimate consumers          80.2      17.5       3.5      1.6      5.5
 Other gas systems                        -      84.2      30.0    (17.4)   (41.2)
 Transportation of customer-owned gas   8.5       7.4       2.1      7.3      7.3
 Spot market sales                      0.2     (62.5)    (67.7)   (51.1)   (59.3)
 Miscellaneous                          0.9     (61.0)        -     69.1        -
                                      --------------------------------------------
  Total regulated                      89.8      13.6       2.0      2.5      5.2
Unregulated:
 Wholesale and retail                  10.2     136.1      61.8    (12.2)   (20.5)
                                      --------------------------------------------
  Total                               100.0      20.0       5.0      1.7      3.5
                                      ============================================

OPERATING EXPENSES

Niagara Mohawk has taken two significant actions during the last three years that impact the components of its cost structure. Beginning in 1998, the MRA had the effect of lowering purchased power costs from IPPs by more than $500 million annually, net of purchases of power at market prices, while creating a regulatory asset that increases amortization expense by approximately $386.5 million per year and increasing interest expense due to the debt incurred to finance the MRA ($3.45 billion in 1998). In 1999, Niagara Mohawk sold its hydro and most of its fossil generation assets, which reduced costs of ownership such as fuel, operating costs, property taxes and depreciation. However, Niagara Mohawk entered into PPAs or financial swaps with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the fossil/hydro sales, that increased its electricity purchased power costs by $120.0 million and $125.4 million in 2000 and 1999, respectively. These purchase power contracts mainly expire in 2003.

Holdings’ fuel for electric generation and electricity purchased for 2000 and 1999 is explained by Niagara Mohawk’s activity, as well as an increase in supply costs in the unregulated business of $333.3 million or 162.0 percent and $69.3 million or 50.8 percent, respectively, primarily due to increased sales requirements.

                                  REGULATED ELECTRIC FUEL AND PURCHASED POWER COSTS
                                  -------------------------------------------------
(in millions of dollars)                2000             1999              1998          2000 to 1999      1999 to 1998
                                        ----             ----              ----          ------------      ------------
                                    Gwh      Cost     Gwh     Cost      Gwh     Cost    % Gwh    % Cost    % Gwh  % Cost
                                  ---------------------------------------------------------------------------------------
Fuel for electric generation:
 Coal                                  - $    -      2,989   $ 44.9    7,988  $ 118.7     -        -      (62.6)   (62.2)
 Oil                                 707     32.9    2,282     74.3    1,669     57.1   (69.0)   (55.7)    36.7     30.1
 Natural Gas                          57      2.5      946     30.6      843     23.3   (94.0)   (91.8)    12.2     31.3
 Nuclear                           7,962     39.0    7,166     36.9    7,842     40.0    11.1      5.7     (8.6)    (7.8)
 Hydro                                 -      -      1,396      -      2,694        -     -        -      (48.2)     -
                                  ---------------------------------------------------------------------------------------
   Sub-total electric generation   8,726     74.4   14,779    186.7   21,036    239.1   (41.0)   (60.1)   (29.7)   (21.9)
 Deferral                              -      -          -      3.0        -      0.9     -        -        -      233.3
                                  ---------------------------------------------------------------------------------------
   Total electric generation       8,726     74.4   14,779    189.7   21,036    240.0   (41.0)   (60.8)   (29.7)   (21.0)
                                  ---------------------------------------------------------------------------------------
Electricity purchased:
 IPPs:
  Capacity                             -     13.7        -     13.8        -    127.9     -       (0.7)     -      (89.2)
  Energy and taxes                 5,077    273.6    6,768    324.9    9,668    605.5   (25.0)   (15.8)   (30.0)   (46.3)
                                  ---------------------------------------------------------------------------------------
   Total IPP purchases             5,077    287.3    6,768    338.7    9,668    733.4   (25.0)   (15.2)   (30.0)   (53.8)
                                  ---------------------------------------------------------------------------------------
 Fossil/Hydro PPAs:
  Capacity                             -     44.1        -     42.8        -      -       -        3.0      -        -
  Energy and taxes                 3,274     92.9    3,490     80.9        -      -      (6.2)    14.8      -        -
                                  ---------------------------------------------------------------------------------------
   Total Fossil/Hydro purchases    3,274    137.0    3,490    123.7        -      -      (6.2)    10.8      -        -
                                  ---------------------------------------------------------------------------------------
 NYISO - energy purchases          8,981    494.7    1,077     28.0        -      -     733.9  1,666.8      -        -
 NYISO - ancillary charges             -     17.8        -      4.6        -      -       -      287.0      -        -
 NYPA                              8,661    144.3    7,909    112.3    7,483     93.1     9.5     28.5      5.7     20.6
 Other purchases                     124      3.2    3,320    105.1    1,155     28.9   (96.3)   (97.0)   187.4    263.7
 Swap payments                         -    110.5        -     98.2        -     51.2     -       12.5      -       91.8
                                  ---------------------------------------------------------------------------------------
   Sub-total regulated purchases  26,117  1,194.8   22,564    810.6   18,306    906.6    15.7     47.4     23.3    (10.6)
 Deferral                              -    (18.9)       -     (3.6)       -     95.4     -      425.0      -     (103.8)
                                  ---------------------------------------------------------------------------------------
   Total regulated purchases      26,117  1,175.9   22,564    807.0   18,306  1,002.0    15.7     45.7     23.3    (19.5)
                                  ---------------------------------------------------------------------------------------
Total generated and purchased     34,843  1,250.3   37,343    996.7   39,342  1,242.0    (6.7)    25.4     (5.1)   (19.8)
Losses/Niagara Mohawk use          2,549      -      1,921      -      2,910      -      32.7      -      (34.0)     -
                                  ---------------------------------------------------------------------------------------
                                  32,294 $1,250.3   35,422  $ 996.7   36,432 $1,242.0    (8.8)    25.4     (2.8)   (19.8)
                                  =======================================================================================
Average Unit Cost (cents per KWh)*
Fuel for electric generation                  0.85              1.26             1.14
Electricity purchased                         4.57              3.59             4.95
  Combined unit cost                          3.64              2.67             2.91

*   The average unit cost does not include the deferred costs.

The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Niagara Mohawk generation. Other costs of power production, such as property taxes, other operating expenses and depreciation are included within other income statement line items.

Niagara Mohawk’s electricity purchased increased $368.9 million or 45.7 percent in 2000, primarily because Niagara Mohawk had sold its fossil and hydro generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO, (where the price of electricity was much higher in 2000, as shown in the table above) or other parties (for a discussion of the portion of the purchases from the NYISO that are hedged, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk - “Electricity Price Risk”).

Significantly higher natural gas prices impacted Niagara Mohawk’s fuel and purchased power costs during the third and fourth quarters of 2000, principally because restructured contracts with IPPs began indexing to natural gas prices in July. Fuel and purchased power costs were also higher in the third and fourth quarters of 2000 because of an indexed contract with the new owner of the Albany generating station, an indexed contract with an IPP not part of the MRA, and because of Niagara Mohawk’s continued 25 percent ownership in the Roseton generating station. The Albany and Roseton stations are both fueled by oil or natural gas. With respect to its exposure to the restructured contracts with the IPPs and the Albany contract, Niagara Mohawk has taken steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts through August 2001, which marks the end of the electric commodity fixed price period in Niagara Mohawk’s multi-year regulatory agreement.

Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation. The decrease in IPP purchases is primarily due to the additional IPP contract buyouts made in 1999 and 2000. The amortization of the buyout costs is included on the “Amortization/accretion of MRA/IPP buyout costs” line item of the Consolidated Statements of Income. The reductions in IPP purchases were offset in part by an increase in hydro IPP purchases due to an increase in water flow compared to a drier season in 1999. These IPP hydro purchases have a higher cost per Kwh than market prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. Included in other purchases for the year ended December 31, 1999 are purchases from the New York Power Pool (“NYPP”), the predecessor of the NYISO. The decrease in other purchases for the year ended December 31, 2000 is primarily due to the elimination of NYPP. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

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

For each billing month, NYISO procedures provide for four billing and settlement period corrections, namely the (1) initial settlement; (2) a 3 month following settlement; (3) a 6 month following settlement; and (4) a 12 month following correction. To date, the NYISO has not completed any billing settlement corrections (i.e. 3 month, 6 month, 12 month), with the exception of a correction to the months of November 1999 through January 2000. However, the NYISO has not done the final billing settlement to determine undefined billing errors that exist in the 6 month correction and intends to make the appropriate corrections in the 12-month correction. Due to Niagara Mohawk’s lack of confidence that any month to-date has been correctly balanced, Niagara Mohawk cannot estimate the financial consequences from the rebalancing billing statements.

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Regulated Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. See Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.” The IPP indexed swap contract prices were fixed for the initial two years of the contracts, then on July 1, 2000 began indexing to various factors including the cost of natural gas and inflation. Because of increases in the cost of natural gas, the indexing formula increased the contract prices for July through December 2000 by $54.6 million or 51 percent higher than previously forecast. Under the current forecast of gas prices, the actual cost of these IPP swaps should exceed original estimates by $6 million to $8 million per month through August 2001, but because of the hedges Niagara Mohawk has entered into, the cost should not exceed this level. The Albany swap contract contains two provisions that allow Niagara Mohawk to better manage the increases in the indexed prices. Niagara Mohawk has the option of deciding between oil and natural gas for use in the indexing formula, and can call on notional quantities during periods when market prices are favorable. Under Power Choice, Niagara Mohawk bears the risk of increases in the indexed contract prices beyond the Power Choice set prices until August 31, 2001. However, Niagara Mohawk believes that the Power Choice prices for payments under the IPP, Huntley, Dunkirk and Albany swaps are, in aggregate, sufficient to recover the expenditures through August 31, 2001. Thereafter, changes in prices will be borne by customers.

Niagara Mohawk has taken several steps to reduce exposure to further variability. Two of the eight IPP swap contracts were renegotiated to fix the gas price used for indexing. Also, Niagara Mohawk entered into NYMEX gas futures contracts and fixed for floating basis swaps to hedge the escalation in the natural gas price component for the remaining six IPP indexed swap contracts through August 2001.

The method of accounting for gas futures is in accordance with SFAS No. 80 as a hedge of an anticipated transaction. Under hedge accounting, gains or losses from the settlements of the futures contracts are deferred until the hedged transactions occur. At that time, the gains or losses and the payments under the indexed swap contracts are recognized in “Electricity purchased” in the Consolidated Statements of Income.

The transactions being hedged are increases in the cost of natural gas used as a component of the indexing of the IPP swap contract prices. The extent to which the cost of gas impacts the IPP swap contract prices varies by contract, but on average represents approximately 60 percent to 70 percent of the indexed contract prices.

If there were a loss of correlation between changes in the market value of the futures contracts and the commodity cost of gas, Niagara Mohawk would cease to account for the contracts as hedges. Any gains or losses in the contract’s values would be recorded in the “Swap contract regulatory asset” under the application of SFAS No. 71 as applied to the swaps.

These gas futures contracts qualify for hedge accounting under SFAS No. 80, because they are designated as hedges at their inception, and price movements in the futures contracts are expected to correlate with changes in the commodity price of natural gas. This commodity price change is expected to correlate with changes in the indexed contract prices. The results of the futures contracts should be highly effective in offsetting the effects that gas price changes have on the indexed contract prices.

In 1999, the electricity purchased decreased $195.0 million or 19.5 percent in 1999, as a result of reduced purchases and payments to IPPs. The decrease in IPP purchases is primarily the result of the MRA, which became effective June 30, 1998, and had the impact of lowering Niagara Mohawk’s average unit cost of purchased power. The decrease is partially offset by purchases under PPAs from Niagara Mohawk’s previously owned fossil and hydro generation plants. However, purchased power costs continued to trend upward in 2000 as Niagara Mohawk’s generation asset sales continued to be completed and supply from owned generation was replaced by purchased power. See Item 8. - Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies, for a discussion of the PPAs that Niagara Mohawk is committed to at December 31, 2000.

Niagara Mohawk’s fuel for electric generation decreased $115.3 million or 60.8 percent as compared to $50.3 million or 21 percent in 1999 primarily due to the sale of Albany in 2000 and the sale of the two coal-fired generation plants in June 1999 and the sale of the oil and gas-fired generation plant at Oswego in October 1999. In addition, generation from Niagara Mohawk’s two nuclear plants was reduced due to the two extended outages in 1999. The decrease in fuel costs was partially offset by an increase in the generation at the remaining fossil generation plants. In accordance with Power Choice, the electric fuel adjustment clause was discontinued in 1998. The fuel adjustment clause provided an adjustment to the customer’s bill if the cost of fuel varied from a specified unit cost. In 1999, Niagara Mohawk recorded a $3.0 million liability to customers resulting from PSC audit adjustments of prior years fuel costs. Niagara Mohawk’s fuel for electric generation will continue to decrease in 2001 as the remaining generation assets are sold.

Holdings’ gas purchased expense reflects the increase in gas commodity prices paid by Niagara Mohawk, as well as an increase of $45.6 million in 2000, as a result of increased sales volumes and higher gas prices in the unregulated business in 2000 and a decrease of $4.8 million during 1999.

Niagara Mohawk’s gas purchased expense increased $90.3 million in 2000. This was a result of a 28.1 percent increase in the average cost per Dth purchased ($86.5 million), an 8.1 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($28.5 million), offset by a $24.7 million decrease in purchased gas costs and certain other items recognized and recovered through the regulated gas commodity cost adjustment clause. Niagara Mohawk’s net cost per Dth sold, as charged to expense, increased to $4.10 in 2000 from $3.48 in 1999.

The increase in the purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism was primarily due to a change in the regulatory treatment for these costs in accordance with Niagara Mohawk’s temporary gas rate agreement that had been in place since the expiration of the 1996 rate agreement on November 1, 1999. The result of this change in recovery method caused Niagara Mohawk to experience a lower gas margin during high volume periods, such as in the winter months, and a higher gas margin during low volume periods, such as in the summer months. The annual gas margin for 2000 was lower because certain cost saving incentives earned in 1999 are no longer available under the gas rate agreement.

Niagara Mohawk’s total cost of gas decreased $5.4 million in 1999. This was the result of a 2.7 percent decrease in the average cost per Dth purchased ($7.6 million), a $4.5 million decrease in Dth purchased for spot market sales (sales for resale), which are generally from higher priced gas, and therefore, yield margins that are substantially lower than traditional sales to ultimate consumers, and a $16.9 million decrease in purchased gas costs and certain other items recognized and recovered through the CCAC. These decreases were offset by a 6.4 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($23.6 million).

Other operation and maintenance expense for Holdings and Niagara Mohawk have decreased $19.8 million and $23.7, respectively in 2000. Expenses have decreased in 2000 as compared to 1999 primarily due to the recognition of $29.9 million of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort and lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000. Also, bad debt expense declined by $5.8 million for Holdings and $7.3 million for Niagara Mohawk. Bad debt expense for 2000 reflects the increased risk of collection due to significantly higher gas prices. The effect of higher gas prices could also impact bad debt expense in 2001. Offsetting these reductions were increased costs associated with greater emphasis placed on preventive maintenance programs related to reliability, as well as adjustments to the deferred loss on sale of assets as a result of PSC regulatory review. The increase in the common stock price of Holdings, due to the announced pending merger, also increased the expense recognized for stock incentive programs. Operation and maintenance expense for Holdings and Niagara Mohawk decreased $37.4 million and $48.7 million, respectively in 1999. Expenses in 1999 decreased in part as a result of the sale of the fossil and hydro generation assets. Partially offsetting these decreases were incremental costs associated with the implementation of CSS as discussed above, as well as an increase in bad debt expense of $32.2 million.

Amortization/accretion of MRA/IPP buyout costs for both Holdings and Niagara Mohawk have increased $12.1 million for 2000 and $244.0 million for 1999 as further explained in Note 1. Summary of Significant Accounting Policies - “Basis of Presentation.”

Depreciation and amortization expense for both Holdings and Niagara Mohawk have decreased approximately $33.1 million in 2000 as compared to 1999, primarily as a result of the sale of Niagara Mohawk’s two coal-fired generation plants, its hydro generation plants and its Oswego and Albany plants. However, this decrease is partially offset in 1999, as a result of placing in service several computer system projects with depreciable lives that are significantly shorter than typical transmission and distribution assets.

Depreciation and amortization expense for both Holdings and Niagara Mohawk decreased approximately $10.4 million during 1999 as compared to 1998, primarily as a result of the sale of Niagara Mohawk’s two coal-fired generation plants, its hydro generation plants and its oil and gas-fired plant at Oswego.

Other taxes for both Holdings and Niagara Mohawk have decreased in 2000 and 1999 as a result of a reduction in the GRT tax rate primarily as a result of the state tax law changes as further explained in Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation,” as well as a reduction in property taxes resulting from the sale of generating assets.

In approving Power Choice, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk’s Power Choice filing be deferred for future disposition. Holdings and Niagara Mohawk’s other income/deductions in 2000 decreased $17.5 million and $19.2 million, respectively, in part due to the decrease in interest income, lower AFC, and higher carrying charges as compared to 1999. This was partially offset by a lower amount deferred in connection with MRA interest rate savings. In 1999, Holdings and Niagara Mohawk’s other income decreased in part due to the recording of a regulatory liability relating to the MRA debt interest rate savings liability of $17.3 million as compared to 1998. The decrease in other income was also due to the recording of approximately $44.6 million in 1998 on the deferral of MRA financing as part of the implementation of Power Choice. These decreases were partially offset by the recording of the approximately $9.0 million incentive earned under Power Choice in 1999 on the sale of the fossil and hydro generation assets.

Holdings and Niagara Mohawk’s interest charges decreased in 2000 mainly due to the repayment of approximately $1.1 billion in debt during 1999. Holdings and Niagara Mohawk’s interest charges increased in 1999 mainly due to the debt incurred to finance the MRA in 1998.

Dividends on Niagara Mohawk’s preferred stock decreased $5.4 million from 1999 to 2000, reflecting the 1999 refunding of $150 million of preferred stock from a 9.5 percent rate to a 6.9 percent rate. Preferred stock dividends did not significantly change from 1998 to 1999. The other changes are due to sinking fund redemptions and variations in dividend rates on the adjustable rate series of preferred stock. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, were 7.90 percent and 6.21 percent, respectively in 2000 and were 7.86 percent and 7.00 percent, respectively in 1999.

The decrease in Holdings and Niagara Mohawk’s income taxes of approximately $28.6 million, excluding the tax benefit associated with the extraordinary item, is primarily due to lower book taxable income in 2000. In 1999, the increase in Holdings and Niagara Mohawk’s income taxes of approximately $86 million, excluding the tax benefit associated with the extraordinary item, is primarily due to higher book taxable income in 1999 as compared to 1998. Included in the earnings for 1999 is approximately $16.2 million of previously deferred investment tax credits associated with the two coal-fired generation plants, the hydro generation plants, and the oil and gas-fired plant in Oswego, which were sold. Niagara Mohawk believes this accounting is consistent with applicable tax laws. After adjusting for Holdings’ treatment of Niagara Mohawk’s preferred dividends, Holdings’ effective tax rate for 1999 is slightly higher than statutory rates. See Item 8. Financial Statements and Supplementary Data, - Note 6. Federal, State and Foreign Income Taxes, for a reconciliation of the tax adjustments.

Niagara Mohawk recorded an extraordinary item during 2000 and 1999 for the early extinguishment of debt of $0.9 million and $23.8 million, respectively, net of income taxes. Niagara Mohawk’s improved operating cash flows and the proceeds from the sales of its coal, hydro and its oil and gas generation plants allowed Niagara Mohawk to redeem, prior to its scheduled maturity, approximately $95 million and $820 million in debt, in 2000 and 1999, respectively. The extraordinary item includes redemption premiums incurred, and the write-off of unamortized debt expense and debt issuance costs associated with each of the series that was redeemed.

EFFECTS OF CHANGING PRICES

Niagara Mohawk is especially sensitive to inflation because of the amount of capital it typically needs and because its prices are regulated using a rate-base methodology that reflects the historical cost of utility plant.

Holdings and Niagara Mohawk’s consolidated financial statements are based on historical events and transactions when the purchasing power of the dollar was substantially different than now. The effects of inflation on most utilities, including Niagara Mohawk, are most significant in the areas of depreciation and utility plant. Niagara Mohawk could not replace its utility assets for the historical cost value at which they are recorded on its books. In addition, Niagara Mohawk would not replace these with identical assets due to technological advances and competitive and regulatory changes that have occurred. In light of these considerations, the depreciation charges in operating expenses do not reflect the cost of providing service if new facilities were installed. See “Long Term” below for a discussion of Niagara Mohawk’s future capital requirements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position. Holdings and Niagara Mohawk's capital structure at December 31, 2000 and 1999 were as follows:

                                   Holdings    Niagara Mohawk
                                   --------    --------------
                %               2000     1999   2000    1999
-------------------------------------------------------------
Long-term debt                  62.6    61.9    64.4    63.3
Preferred stock of subsidiary    5.8     5.5       -       -
Preferred stock                    -       -     6.0     5.6
Common equity                   31.6    32.6    29.6    31.1

The culmination of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice agreement, including the proceeds from the sale of the fossil and hydro generation assets, and the repayment of debt, has reduced and should continue to reduce the leverage in the capital structure of both entities.

Holdings’ 2000 ratio of earnings to fixed charges was 0.89 times as compared to 0.95 for 1999. Niagara Mohawk’s ratio of earnings to fixed charges for 1998 was 0.57 times. The changes in the ratio are primarily due to the consummation of the MRA during 1998 and the redemption of over $1 billion in debt during 1999. The MRA and Power Choice agreement have the effect of substantially depressing earnings during its five-year term, while at the same time substantially improving operating cash flows.

EBITDA for the year ended December 31, 2000 was approximately $1,132.8 million for Holdings, a decrease of approximately $134.4 million compared to the year ended December 31, 1999, primarily as a result of lower operating income and lower depreciation as a result of the fossil/hydro generation asset sales. It should be noted that EBITDA for the year ended December 31, 1999, has been restated to reflect a change in the EBITDA calculation methodology using the method defined below. The change resulted in a $4.6 million increase in EBITDA. EBITDA for the year ended December 31, 1999 was approximately $1,267.1 million for Holdings, an increase of approximately $0.3 billion compared to the year ended December 31, 1998. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and extraordinary items. The ratio of Holdings’ EBITDA to net cash interest for 2000 was 3.2 times, which was not changed from 1999. Net cash interest is defined as interest charges (net of allowance for funds used during construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act liability and less interest income. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Holdings net income:

                                             Year Ended December 31,
(in thousands of dollars)
                                       2000          1999          1998
                                   -----------   -----------    ----------
EBITDA                             $1,132,753    $1,267,140     $ 959,500
Interest income                        18,777        25,346        21,953
Extraordinary item                       (909)      (23,807)            -
Income taxes                            6,769       (21,947)       66,368
Preferred dividend requirement
 of subsidiary                        (31,437)      (36,808)      (36,555)
Interest charges                     (437,274)     (485,240)     (397,178)
Depreciation and amortization        (312,337)     (345,473)     (355,919)
Nuclear fuel amortization             (29,379)      (28,285)      (30,798)
Amortization/accretion of
 MRA/IPP buyout costs                (375,487)     (363,374)     (119,409)
Power Choice charge                         -             -      (263,227)
Allowance for funds used during
 construction                           2,450         5,366         8,626
Deferral of MRA interest rate
 savings                              (20,469)      (28,006)      (10,741)
                                   -----------   -----------    ----------
Net income                         $  (46,543)   $  (35,088)    $(157,380)
                                   ===========   ===========    ==========

The sale of the nuclear generation plants will tend to slightly lower future EBITDA primarily as a result of the PPAs that Niagara Mohawk will enter into with the new owner of the nuclear assets, which would replace non-cash depreciation with cash operating costs.

Niagara Mohawk decided to make changes to its capital structure in light of its scheduled debt reduction program and its divestiture of its electric generation assets. As a result, Niagara Mohawk refinanced its preferred stock to take advantage of lower dividend rates and repurchased Holdings’ common stock. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization, for a further discussion of these actions. The impact on earnings per share as a result of these stock purchases was not significant for the year ended December 31, 1999, since earnings per share is calculated using the weighted average of common stock outstanding. However, the impact on 2000 earnings per share is a reduction of approximately 3 cents per share.

Common Stock Dividend. Given the financial condition at the time, Niagara Mohawk’s Board of Directors omitted its common stock dividend beginning the first quarter of 1996. This action was taken to help stabilize Niagara Mohawk’s financial condition and provide flexibility as Niagara Mohawk addressed growing pressure from mandated power purchases and weaker sales and continues as Holdings strengthens shareholder value through its debt retirement program. Under the pending merger agreement with National Grid, Holdings is not allowed to pay a common stock dividend. During 2000, Niagara Mohawk paid approximately $46 million in cash dividends to Holdings.

LIQUIDITY AND CAPITAL RESOURCES

Short Term. At December 31, 2000, Holdings and Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $108.3 million and $75.0 million, respectively, and accounts receivable of $470.8 million and $390.5 million, respectively. Accounts receivable are net of amounts sold, as discussed below. Holdings and Niagara Mohawk have a negative working capital balance of $726.0 million and $784.2 million, respectively, primarily due to long-term debt due within one year of $628.3 million at Niagara Mohawk and short-term debt of $110 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $827.0 million for Holdings and $877.3 million for Niagara Mohawk in the year ended December 31, 2000 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $804 million of credit consisting of a $280 million 364 day revolving credit facility (expires May 31, 2001, with the option to convert the loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of December 31, 2000, Niagara Mohawk borrowed $170 million from the revolving credit facility, consisting of $110 million from the 364 day revolving credit facility and $60 million from the five year revolving credit facility, leaving Niagara Mohawk with $210 million of borrowing capability under the bank facility agreement. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 7.8 percent. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through December 31, 2000, Niagara Mohawk had $210 million in such first mortgage bond maturities.

Niagara Mohawk Energy has a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The line of credit expires on December 31, 2001. As of December 31, 2000, approximately $36.9 million in letters of credit were outstanding. As of December 31, 2000, there were no borrowings against the line of credit. In addition, Holdings has issued guarantees of $8 million as of December 31, 2000 to trade counter-parties of Niagara Mohawk Energy.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. From the fourth quarter of 1999 through April 2000, and in September 2000 through December 2000, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for these periods. NMR was in compliance with the ratio for the months of May through August 2000. While NMR is working to return to compliance with this ratio, it is possible a non-compliance condition could continue to exist. NMR is unable to predict whether further waivers would be granted.

At December 31, 2000, and 1999, $230.1 million and $215.1 million, respectively, of receivables had been sold by NMR to a third party. NMR has the discretion to increase or decrease the actual amount sold, subject to a cap, which is currently set at $300 million. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 2000, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $71.2 million. See Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Holdings and Niagara Mohawk’s long-term debt due within one year, including capital leases and sinking fund requirements on redeemable preferred stock is $628.3 million at December 31, 2000. In addition, construction expenditures planned within one year are estimated to be $232 million. These capital requirements are planned to be financed primarily from internally generated funds, borrowings against the senior bank facility, additional sales of accounts receivable and/or proceeds from asset sales.

Holdings and Niagara Mohawk’s net cash provided by investing activities decreased $783.8 and $852.4 million, respectively, in 2000 as compared to the same period in 1999. These decreases are primarily due to Niagara Mohawk completing the sale of hydro and coal-fired generation assets during 1999.

Niagara Mohawk’s net cash used in financing activities decreased $876.9 million as compared to the same period in 1999, primarily due to Niagara Mohawk retiring less debt in 2000 as compared to 1999. In 2000, the net amount of debt repaid was $283.1 million as compared to $1,134.0 million in 1999. In addition, the decrease is due to the corporate restructuring which involved the transfer of Opinac’s cash balance of $89.6 million to Holdings in 1999. This was partially offset by an increase in the repurchasing of Holdings’ common stock of $92.9 million in 2000.

Long Term. Niagara Mohawk’s total capital requirements consist of amounts for its construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock. The construction expenditures, excluding nuclear fuel and allowance for funds used during construction (“AFC”), are anticipated to be approximately $232 million for 2001, $214 for 2002 and $212 million for 2003. Capital expenditure levels for the energy delivery business are generally consistent from year-to-year. If the nuclear sale does not occur, Niagara Mohawk estimates that it will incur expenditures for construction and nuclear fuel of $34 million for 2001, $71 million for 2002 and $34 million for 2003. The estimate of construction additions included in capital requirements for the period 2001 through 2003 will be reviewed by management to give effect to the overall objective of further reducing construction spending where possible. The capital expenditure forecast does not give any effect to the pending merger with National Grid. Any change in the timing or outcome of the nuclear sale will effect Niagara Mohawk’s capital expenditure requirements.

Mandatory debt and preferred stock retirements are expected to add approximately another $632.7 million to the 2001 estimate of capital requirements and are expected to add approximately $548.0, $614.6, $236.0, and $613.7 million in the next subsequent four years.

These capital requirements are planned to be financed primarily from internally generated funds and borrowings against the senior bank facility. As discussed above, Niagara Mohawk has available $210 million of first mortgage bonds, which will increase to over $1,500 million in 2005 based on scheduled maturities.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments and market conditions. The ultimate level of financing during the next few years will be affected by, among other things:

  Consummation of the pending merger with National Grid (see “Pending Merger Agreement with National Grid”), changes in electric and gas prices as a result of regulatory proceedings, uncertain energy demand due to the weather and economic conditions and obligations to serve as provider of last resort
  Niagara Mohawk’s competitive position and the extent to which competition penetrates its markets, the cash tax benefits anticipated because the MRA generated a net tax operating loss (“NOL”) carryforward in 1998, preferred dividend payments, and
  the timing of the sale of Niagara Mohawk’s nuclear generation assets.

The proceeds of the sales of the generation assets are subject to the terms of Niagara Mohawk’s mortgage indenture and the note indenture that was entered into in connection with the MRA debt financing. Niagara Mohawk is obligated to use 85 percent of the cash proceeds of the sale of its generation assets to reduce debt outstanding, as outlined in its Senior Note indenture. For a discussion of the remaining generation asset sales, see Item 8. Financial Statements and Supplementary Data, - Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

In December 1998, Niagara Mohawk received a ruling from the Internal Revenue Service (“IRS”) to the effect that the amount of cash and the value of common stock that was paid to the terminated IPP Parties was deductible and generated a substantial net operating loss (“NOL”) for federal income tax purposes, such that Niagara Mohawk did not pay federal income taxes for the 1998 tax year. Further, Niagara Mohawk has carried back unused NOL to the years ended 1996 and 1997, and also for the years 1988 through 1990, which resulted in a tax refund of $135 million received in January 1999. As a result of the creation of Holdings as a holding company in 1999, (Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Holding Company Formation” and “Basis of Presentation”), Holdings is now the tax filer to benefit from the remaining tax carryforward. Holdings anticipates that it will be able to utilize the remaining $2.294 billion NOL carryforward, as of December 31, 2000, to offset income earned in the future, before the expiration date of the NOLs in 2019.

Holdings’ ability to utilize the NOLs generated, as a result of the MRA, could be limited under the rules of section 382 of the Internal Revenue Code if certain changes in Holdings’ common stock ownership were to occur in the future. In general, the limitation is triggered by a more than 50 percent change in stock ownership during any three-year testing period by shareholders that own, directly or indirectly, five percent or more of the common stock. The pending merger would trigger this limitation. As a result, Holdings’ remaining usable NOL carryforward would likely take longer to utilize than the NOL carryforward amount which otherwise would be usable absent the limitation. Consequently, Holdings’ cash from operations for the next several years could be significantly lower as a result of tax liabilities, which otherwise would be eliminated or reduced through unrestricted use of the NOL carryforward.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Niagara Mohawk is exposed to various market risks in interest rates, commodity prices, equity prices, and foreign currency valuation because of transactions conducted in the normal course of business. The financial instruments held or issued by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk Energy, Opinac’s energy marketing subsidiary also holds financial instruments and is engaged in trading activities. Holdings’ management has determined it will pursue a sale of Niagara Mohawk Energy’s energy marketing business in 2001. The energy marketing business had revenues of $635 million and income from continuing operations of $2.8 million in 2000.

Quantitative and qualitative disclosures are discussed by market risk exposure category:

  Interest Rate Risk
  Commodity Price Risk
  Equity Price Risk
  Foreign Currency Exchange Risk

An Exposure Management Committee (“EMC”) was set up to monitor and control efforts to manage these risks. The EMC issues and oversees the Financial Risk Management Policy (the “Policy”) applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and in volumes consistent with its core business. That core business is to deliver energy, in the form of electricity and natural gas to customers within Niagara Mohawk’s service territory. The policies of Niagara Mohawk may be revised as its primary markets continue to change, principally as increased competition is introduced and the role of Niagara Mohawk in these markets evolves.

Niagara Mohawk Energy maintains a separate Risk Management and Trading Policy Manual that allows for transactions such as marketing and trading in retail and wholesale, physically and financially settled, energy based instruments. These actions expose Niagara Mohawk Energy to a number of risks such as forward price, deliverability, market liquidity and credit risk. Like Niagara Mohawk’s Policy, the energy trading policy seeks to assure that risks are identified, evaluated, and actively managed.

Interest Rate Risk. Niagara Mohawk’s exposure to changes in interest rates is due to its financing through a senior debt facility, several series of adjustable rate promissory notes and adjustable rate preferred stock. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization and Note 5. Bank Credit Arrangements. Under the senior debt facility, Niagara Mohawk currently has an outstanding revolving credit facility of $170 million. The adjustable rate promissory notes are currently valued at $413.8 million, and Niagara Mohawk has $120 million outstanding in adjustable rate preferred stock. Another issue of $150 million of fixed-adjustable rate preferred stock is fixed at 6.9 percent annual dividend rate for the first five years (ending in 2004) then adjusts and is not considered adjustable for this analysis. There is no interest rate cap on the promissory notes. The interest on the revolving credit facility is variable and currently approximates 7.8 percent.

Dividend rates for Niagara Mohawk’s adjustable rate preferred stock are indexed to U.S. government interest bearing securities plus or minus an amount stipulated in each series and have floors of 6.5 percent to 7.5 percent and caps of between 13.5 percent and 16.5 percent. As of December 31, 2000, the rate calculated on the index for each series is below the floor; therefore, the current rate is equal to the floor. Future changes in the indexed rate will not result in an exposure to higher dividend rates until the floor is exceeded. However, for the purposes of the following sensitivity analysis, a hypothetical one percent increase from the floor dividend rate is assumed.

Niagara Mohawk also maintains long-term debt at fixed interest rates. A controlling factor on the exposure to interest rate variations is the mix of fixed to variable rate instruments maintained by Niagara Mohawk. For 2000 and 1999, adjustable rate instruments comprise 9.0 percent and 7.5 percent of total capitalization. For the same periods, the revolving credit facility and promissory notes are 10.8 percent and 9.2 percent of total long-term debt. The proportion of adjustable instruments to total capitalization and debt has increased because of Niagara Mohawk’s efforts to pay down debt in 2000 and 1999, however, variable rate instruments do not constitute a significant portion of total capitalization and debt thus, limiting Niagara Mohawk’s exposure to interest rate fluctuations.

If interest rates averaged one percent more in 2000 versus 1999, Niagara Mohawk’s interest expense would increase and income before taxes would decrease by approximately $5.8 million. This figure was derived by applying a hypothetical one percent variance to the variable rate debt of $583.8 million at December 31, 2000 (the sum of the revolving credit facility and promissory notes). The same one percent increase in Niagara Mohawk’s preferred dividend rate applied against the outstanding balance of $120 million would result in an increase to dividend payments of $1.2 million, assuming that the indexed rate was between the floor and cap. Under the current rate agreement, which runs for five years beginning September 1, 1998, prices to customers are fixed for the first three years ending August 31, 2001. Limited increases are available for the remaining two years ending August 31, 2003. Changes in the actual cost of capital from levels assumed in the current rate agreement would create either exposure or opportunity for Niagara Mohawk until these changes could be reflected in future prices.

Commodity Price Risk – Niagara Mohawk. Niagara Mohawk is exposed to market fluctuations in the prices for electricity, natural gas, and oil. Niagara Mohawk does not speculate on movements in the underlying prices for these commodities. Purchases are based on analyses performed in relation to fuel needs for power generation and customer delivery for electricity and natural gas. Niagara Mohawk’s commodity price risk in regards to fossil generation is eliminated with the completion of the sale of the fossil generation plants.

Where possible, Niagara Mohawk takes positions in order to mitigate expected price increases but only to the extent that quantities are based on expectations of delivery. Niagara Mohawk attempts to mitigate exposure through a program that hedges risks as appropriate.

With respect to electricity, as customers choose an alternative supplier, Niagara Mohawk sheds commodity risk. In addition, many large customers that continue to purchase electricity from Niagara Mohawk have agreed to take market price risk, further lowering commodity risk. For the remaining customers that have firm prices, Niagara Mohawk has hedged a significant portion of the commodity costs through various physical and financial contracts. Under the principles established in Power Choice, as these contracts expire, customers who buy electricity from Niagara Mohawk will bear the commodity price risk for energy associated with the expiring contracts. The recent increases in the cost of natural gas, primarily as it is used as a fuel in electricity generation, raises issues surrounding the ability for ratepayers to absorb such price volatility. Although Power Choice allows for a pass through of the commodity cost of power beginning in September 2001, Niagara Mohawk is giving consideration to extending hedging programs beyond August 2001.

As part of the MRA, Niagara Mohawk entered into restated indexed swap contracts with eight IPPs. The company also entered into financial swap agreements associated with the sales of the Huntley, Dunkirk, and Albany generating stations. See Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, for a more detailed discussion of these swap contracts.

The fair value of the liability under the swap contracts is based upon the difference between projected future market prices and projected contract prices applied to the notional quantities and discounted at 8.5 percent. This liability was approximately $778.2 million and $663.7 million at December 31, 2000 and 1999, respectively and is recorded on Holdings and Niagara Mohawk’s balance sheets as a “Liability for swap contracts.” The discount rate is based upon comparable debt instruments of Niagara Mohawk. Based upon the PSC’s approval of the restated contracts, including the indexed swap contracts, as part of the MRA and being provided a reasonable opportunity to recover the estimated indexed swap liability from customers, Niagara Mohawk has recorded a corresponding regulatory asset. The asset is found in two places on the balance sheet; $625.1 million appears as a Swap contracts regulatory asset with the remaining $153.1 million contained within the MRA regulatory asset. The amounts of the recorded liability and regulatory asset are sensitive to changes in discount rate, anticipated future market prices and changes in the indices upon which the indexed swap contract payments are based.

Changes in anticipated future market prices and discount rates will not impact the future cash flow of Niagara Mohawk when considering the all-in price of the notional quantities of energy. Specifically, as market prices rise or fall, payments under the indexed swap contracts move inversely. Similarly, changes in discount rates will not impact the all-in price. If the indexed contract price were to increase or decrease by one percent, Niagara Mohawk would see a $16.2 million increase or decrease in the present value of the projected over-market exposure. If the market prices were to increase or fall by one percent, Niagara Mohawk would see a $8.0 million decrease or increase in the projected over-market exposure. If the discount rate were to increase or decrease by .5 percent, the net present value of the projected over market exposure would decrease or increase by approximately $11 million. The area of exposure is in the indexing of the contract prices for the IPP indexed swaps and the Albany swap (Huntley and Dunkirk have fixed contract prices).

Beginning in the fall of 2000, Niagara Mohawk took steps to mitigate the potential impact that fuel prices would have on the payments for the IPP and Albany swaps, and a physical power contract with a non-MRA IPP. The contract payments under the IPP and Albany swaps and the price of power under the non-MRA IPP were indexed to the costs of fuel, primarily natural gas. As fuel costs rise, the payments Niagara Mohawk must pay under those contracts increase. To limit this exposure on the IPP swaps, Niagara Mohawk purchased NYMEX gas futures contracts and entered into fixed-for-floating swaps on gas basis costs. To hedge the Albany swap, Niagara Mohawk entered into a fixed-for-floating swap on the cost of oil. To hedge the non-MRA IPP contract Niagara Mohawk purchased NYMEX gas futures. See Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments for a more detailed discussion of these contracts.

Under Power Choice, the rates Niagara Mohawk can charge most customers are fixed through August 31, 2001. Beginning in September 2001, the rate agreement allows for a pass through of the commodity cost of power, including the payments made under these contracts. At December 31, 2000, the NYMEX futures, gas basis swaps, and oil swap Niagara Mohawk had in place to hedge the payments under these contracts were valued at $49.9 million. If the market prices used to value these instruments were to average one percent more or less over the period hedged, the value of these instruments would change by $1.5 million and would be matched by an offsetting change in the anticipated payments under these contracts. Therefore, to the extent the IPP and Albany swap and non-MRA IPP commodity quantities are hedged, variations in the market price of these commodities should not result in any impact on earnings.

Commodity Price Risk – Niagara Mohawk Energy. Niagara Mohawk Energy has its own risk management policy under which it is permitted to carry open positions and accordingly is exposed to market risks. Niagara Mohawk Energy, within its trading portfolio, takes certain positions to mitigate risks associated with the physical sale or purchase contracts and takes certain positions to take advantage of market conditions. Niagara Mohawk Energy uses various forms of financial instruments, including futures, forwards, swaps, TCCs, and options. Each of these instruments involves different risks. Niagara Mohawk Energy believes these instruments help to manage the exposure to changes in market prices and take advantage of selected opportunities.

Niagara Mohawk Energy’s portfolio has net open positions. Open positions create exposure to fluctuations in market prices that may adversely impact the reported financial position and results of operation. A Value at Risk (“VaR”) model is used to assess market risk within the portfolio. The model utilizes a variance/co-variance methodology with a 95 percent confidence level and a five-day holding period. Throughout 2000, Niagara Mohawk Energy’s VaR has ranged from $1.1 million to $5.8 million.

In 1999, non-trading activities were transactions entered into to hedge the market fluctuations of contractual and anticipated commitments. Gas futures were used for hedging purposes. During 2000, activities for non-trading purposes generally consisted of gas and electric retail contracts. Gas futures are now included in the trading portfolio. Niagara Mohawk Energy was not engaged in trading activities during 1999. During 2000, Niagara Mohawk Energy used futures, forwards, swaps, TCCs, and options. For a more detailed description of Niagara Mohawk Energy’s financial instruments, and the value of open position at December 31, 2000, see Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments.

Niagara Mohawk Energy determines the fair value of these instruments by reference to published market prices, broker’s quotations, published forecasts, or other available market data.

Gas Supply Price Risk: The cost of natural gas sold to customers fluctuates during the year with prices historically most volatile in the winter months. In July 2000, the PSC approved a three-year gas rate settlement agreement that includes a provision for the collection or pass back of increases or decreases in purchased gas costs. The PSC has also mandated that Niagara Mohawk attempt to reduce the price volatility in the gas commodity portion of customers’ bills. In response to this mandate, Niagara Mohawk’s Board of Directors has authorized the use of futures, options, and swaps to hedge against gas price fluctuations. The hedging program will be consistent with the Financial Risk Management Policy and will be monitored by the EMC. Niagara Mohawk has used NYMEX gas futures contracts to hedge approximately ten percent of Niagara Mohawk’s winter demand.

Through the purchase of the NYMEX gas futures contracts totaling 4.8 billion cubic feet (Bcf) and by drawing on stored gas supplies of approximately 18.1 Bcf, Niagara Mohawk will be able to reduce price volatility on approximately 45 percent of the anticipated winter demand. The rest of the gas needs are met through market-based purchases and are subject to price fluctuations.

In June 2000, Niagara Mohawk began its hedging program with the purchase of the NYMEX futures contracts for the period November 2000 through March 2001. At December 31, 2000, the open NYMEX futures were valued at $8 million. If market prices were to average one percent more or less over the remaining period hedged, the value of these futures would increase or decrease by $150,000 and would be matched by an offsetting change in the anticipated gas purchased costs for the quantity of gas hedged. Therefore, for the quantities hedged, variations in market costs would not result in any impact on earnings.

Electricity Price Risk: When Niagara Mohawk has more sales than physical supply contracts, electricity is purchased through the NYISO at market prices. Purchases from the NYISO subject Niagara Mohawk to price risk unless otherwise covered by a financial swap. During several months of 2001, Niagara Mohawk projects that it will be in a short position for electricity needed to supply customers. For those months, electricity will be purchased through the NYISO at market prices. In order to maintain internal limits on exposure to market risks Niagara Mohawk locked in the price for a portion of this short position through fixed for floating swaps on electricity.

The contracts call for Niagara Mohawk to pay fixed prices for specific quantities of power at various on-peak and off-peak periods through May 2001. The counterparty will pay Niagara Mohawk the specific locationally based market price as set by the NYISO for the same quantity of power during the same on or off peak periods. Since Niagara Mohawk is also purchasing power through the NYISO in those same quantities and for the same periods, these swaps will be highly effective in achieving offsetting cash flows for the quantity of power hedged. At December 31, 2000, Niagara Mohawk had electricity swaps covering approximately 714,000 MWh and valued at a deferred gain of $4.4 million. If electric market prices were to average one percent more or less over the period hedged, Niagara Mohawk’s deferred gain would increase or decrease by approximately $300,000 and would be offset by a corresponding decrease or increase in the anticipated cost of a comparable amount of power. Thus, for the quantities hedged, variations in market price would not result in any impact on earnings.

Equity Price Risk. Through its subsidiary Opinac North America, Holdings has an investment in a developmental stage telecommunications company (Telergy, Inc.) and a company doing research and development on fuel cell and battery technology (EVonyx, Inc.) Neither company is a publicly traded entity. These investments are recorded in “Other Property and Investments” at cost, which at December 31, 2000, totaled $86.8 million. Should circumstances indicate that there is impairment on the value of either investment, the values would be adjusted accordingly.

The NRC requires nuclear plant owners to place funds in an external trust to provide for the cost of decommissioning of the contaminated portions of nuclear facilities. See Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations. In anticipation of the sale of its nuclear assets, in 1999, Niagara Mohawk converted all decommissioning trust fund assets to high grade, short-term commercial paper to guarantee stability and predictability in the fund balance through the closing on the sale of the units. Although the 1999 asset sale agreement was terminated, in light of the pending sale of the nuclear assets, Niagara Mohawk will continue to invest the funds in this manner. Due to the makeup of the funds at December 31, 2000, they no longer experience any substantial risk of loss due to market shifts or credit risk. At December 31, 2000, these funds totaled $320.9 million.

Foreign Currency Exchange Risk. Holdings has a foreign currency exchange risk as a result of its investments in Canada through its non-regulated subsidiary. Translation adjustments due to exchange rate movement across the value of the subsidiary is reported in Capitalization as a Foreign Currency Translation Adjustment (see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization) and is a component of Other Comprehensive Income (see “Consolidated Statements of Comprehensive Income”). In aggregate, the risk of loss does not pose a material threat to Holdings’ consolidated results of operations or total capitalization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. FINANCIAL STATEMENTS

  Report of Management

  Report of Independent Accountants

  Niagara Mohawk Holdings, Inc.
  Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 2000
  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000
  Consolidated Balance Sheets at December 31, 2000 and 1999
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

  Niagara Mohawk Power Corporation

  Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 2000
  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000
  Consolidated Balance Sheets at December 31, 2000 and 1999
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
  Notes to Consolidated Financial Statements

REPORT OF MANAGEMENT

The consolidated financial statements of Holdings and Niagara Mohawk and their subsidiaries were prepared by and are the responsibility of management. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls, which is designed to provide reasonable assurance, on a cost effective basis, as to the integrity, objectivity and reliability of the financial records and protection of assets. This system includes communication through written policies and procedures, an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program. In addition, a Corporate Policy Register and a Code of Business Conduct (the "Code") supply employees with a framework describing and defining Holdings’ overall approach to business and require all employees to maintain the highest level of ethical standards as well as requiring all management employees to formally affirm their compliance with the Code.

The financial statements have been audited by PricewaterhouseCoopers LLP, Holdings and Niagara Mohawk’s independent accountants, in accordance with generally accepted auditing procedures. In planning and performing its audit, PricewaterhouseCoopers LLP considered Holdings and Niagara Mohawk’s internal control structures in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structures. The independent accountants’ audit does not limit in any way management’s responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of Holdings’ Board of Directors, consisting of six outside directors who are not employees, assists the Board of Directors in its oversight of Holdings’ and Niagara Mohawk’s financial reporting process. In performance of its oversight function, the Audit Committee has considered and discussed the audited financial statements with management and the independent accountants. The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not experts in the field of auditing or accounting, including in respect of auditor independence. PricewaterhouseCoopers LLP, Holdings and Niagara Mohawk’s internal auditors have free access to meet individually with the Audit Committee at any time, without management being present.

/s/William E. Davis
William E. Davis
Chairman of the Board and
Chief Executive Officer
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Holdings, Inc. and its subsidiaries (“Holdings”) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries (“Niagara Mohawk”) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of management of Holdings and Niagara Mohawk; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York

January 23, 2001

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                      For the year ended December 31,
                                                     2000          1999          1998
                                                 ------------  ------------  ------------
                                                        (in thousands of dollars)
Operating revenues:
   Electric                                      $ 3,799,926   $ 3,464,901   $ 3,390,501
   Gas                                               733,197       611,226       601,276
   Other                                               6,149         8,059           643
                                                 ------------  ------------  ------------
                                                   4,539,272     4,084,186     3,992,420
                                                 ------------  ------------  ------------
Operating expenses:
   Electricity purchased                           1,714,946     1,012,811     1,138,453
   Fuel for electric generation                       74,340       189,657       239,982
   Gas purchased                                     434,044       298,120       308,315
   Other operation and maintenance                   913,710       933,517       957,247
   Power Choice charge                                     -             -       263,227
   Amortization/accretion of MRA/IPP buyout costs    375,487       363,374       119,409
   Depreciation and amortization                     312,337       345,473       355,919
   Other taxes (Note 1)                              284,558       412,458       460,647
                                                 ------------  ------------  ------------
                                                   4,109,422     3,555,410     3,843,199
                                                 ------------  ------------  ------------
Operating income                                     429,850       528,776       149,221
Other income (deductions)                            (13,542)        3,938        60,764
                                                 ------------  ------------  ------------
Income before interest charges                       416,308       532,714       209,985
Interest charges                                     437,274       485,240       397,178
Preferred dividend requirement of subsidiary          31,437        36,808        36,555
                                                 ------------  ------------  ------------
Income (loss) before income taxes                    (52,403)       10,666      (223,748)
Income taxes                                          (6,769)       21,947       (66,368)
                                                 ------------  ------------  ------------
Loss before extraordinary item                       (45,634)      (11,281)     (157,380)
Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes (Note 4)                (909)      (23,807)            -
                                                 ------------  ------------  ------------
Net Loss                                             (46,543)      (35,088)     (157,380)
Retained earnings at beginning of year               610,952       646,040       803,420
                                                 ------------  ------------  ------------
Retained earnings at end of year                 $   564,409   $   610,952   $   646,040
                                                 ============  ============  ============

Average number of shares of common stock
   outstanding (in thousands)                        167,383      186,689        166,186

Basic & diluted earnings (loss) per average share
   of common stock before extraordinary item     $     (0.27)  $    (0.06)   $     (0.95)

Extraordinary item per average share of
   common stock                                        (0.01)       (0.13)             -
                                                 ------------  ------------  ------------
Basic and diluted earnings (loss) per average
   share of common stock                         $     (0.28)  $    (0.19)   $     (0.95)
                                                 ============  ============  ============

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     For the year ended December 31,
                                                     2000          1999          1998
                                                 ------------  -----------   -----------
                                                        (in thousands of dollars)

Net loss                                         $   (46,543)  $  (35,088)   $ (157,380)
                                                 ------------  -----------   -----------
Other comprehensive income (loss):
   Unrealized gains on securities, net of tax           (657)         113           304
   Foreign currency translation adjustment            (3,355)       5,448        (6,896)
   Additional minimum pension liability               (1,649)      (5,967)            -
                                                 ------------  -----------   -----------
Other comprehensive loss                              (5,661)        (406)       (6,592)
                                                 ------------  -----------   -----------
Comprehensive loss                               $   (52,204)  $  (35,494)   $ (163,972)
                                                 ============  ===========   ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                   2000             1999
                                                              ------------     -------------
                                                                 (in thousands of dollars)
ASSETS
Utility plant (Note 1):
 Electric plant                                               $ 7,179,329      $ 7,221,762
 Nuclear fuel                                                     672,259          630,321
 Gas plant                                                      1,310,649        1,263,168
 Common plant                                                     349,751          364,718
 Construction work in progress                                    289,634          312,322
                                                              ------------     ------------
    Total utility plant                                         9,801,622        9,792,291
 Less-Accumulated depreciation and amortization                 4,019,282        3,904,049
                                                              ------------     ------------
    Net utility plant                                           5,782,340        5,888,242
                                                              ------------     ------------

Other property and investments                                    596,036          484,735
                                                              ------------     ------------
Current assets:
 Cash, including temporary cash investments
  of $66,796 and $90,029, respectively                            108,343          116,164
 Accounts receivable (less allowance for doubtful accounts
  of $62,600 and $61,400, respectively) (Notes 1 and 8)           470,820          373,510
 Materials and supplies, at average cost:
  Coal and oil for production of electricity                        2,681            9,263
  Gas storage                                                      53,863           39,166
  Other                                                            90,750           90,605
 Swap Hedges Receivable                                            49,911                -
 Prepaid taxes                                                     19,393           21,489
 Other                                                             74,110           24,042
                                                              ------------     ------------
                                                                  869,871          674,239
                                                              ------------     ------------
Regulatory assets (Note 2):
 MRA regulatory asset                                           3,328,720        3,686,019
 Swap contracts regulatory asset                                  625,103          505,723
 Regulatory tax asset                                             408,303          483,546
 IPP buyout costs                                                 234,117          260,873
 Deferred environmental restoration costs (Note 8)                285,000          240,000
 Deferred loss on sale of assets                                  158,333          135,229
 Postretirement benefits other than pensions                       45,084           48,937
 Unamortized debt expense                                          39,823           44,903
 Other                                                            191,524          112,556
                                                              ------------     ------------
                                                                5,316,007        5,517,786
                                                              ------------     ------------
Other assets                                                       78,081          105,433
                                                              ------------     ------------
                                                              $12,642,335      $12,670,435
                                                              ============     ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                                2000            1999
                                                            ------------    ------------
                                                               (in thousands of dollars)
CAPITALIZATION AND LIABILITIES
Capitalization (Note 4):
 Common stockholders' equity
  Common stock, outstanding 160,239,818 and
   177,364,863 shares, respectively                        $      1,874     $     1,874
  Treasury stock, at cost - 27,125,045 and
   10,000,000 shares, respectively                             (407,193)       (157,167)
  Capital stock premium and expense                           2,547,885       2,546,630
  Accumulated other comprehensive income                        (31,861)        (26,200)
  Retained earnings                                             564,409         610,952
                                                           -------------    ------------
                                                              2,675,114       2,976,089
 Preferred stock of subsidiary:
  Not subject to mandatory redemption                           440,000         440,000
  Subject to mandatory redemption                                53,750          61,370
 Long-term debt                                               4,678,963       5,042,588
                                                           -------------    ------------
  Total capitalization                                        7,847,827       8,520,047
                                                           -------------    ------------
Current liabilities:
 Short-term debt (Note 5)                                       110,000               -
 Long-term debt due within one year (Note 4)                    628,325         613,740
 Sinking fund requirements on redeemable preferred stock
  of subsidiary (Note 4)                                          7,620           7,620
 Accounts payable                                               482,965         288,223
 Payable on outstanding bank checks                              28,536          22,067
 Customers' deposits                                             18,807          15,255
 Accrued taxes                                                    9,881           1,408
 Accrued interest                                                98,408          67,593
 Accrued vacation pay                                            34,607          35,334
 Deferred gain on hedging activity (Note 1)                      38,801               -
 Other                                                          137,953          67,068
                                                           -------------    ------------
                                                              1,595,903       1,118,308
                                                           -------------    ------------
Regulatory and other liabilities:
 Accumulated deferred income taxes (Notes 1 and 6)            1,472,818       1,568,957
 Liability for swap contracts (Note 9)                          778,229         663,718
 Employee pension and other benefits (Note 7)                   218,569         226,223
 Deferred gain on swap contracts                                 66,405               -
 Unbilled gas revenues (Note 1)                                  18,852          14,552
 Other                                                          358,732         318,630
                                                           -------------    ------------
                                                              2,913,605       2,792,080
                                                           -------------    ------------
Commitments and contingencies (Notes 2 and 8):
 Liability for environmental restoration                        285,000         240,000
                                                           -------------    ------------
                                                           $ 12,642,335     $12,670,435
                                                           =============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

                                                                   For the year ended December 31,
                                                                   2000         1999          1998
                                                               -----------  -----------  ------------
                                                                     (in thousands of dollars)
Cash flows from operating activities:
 Net loss                                                      $  (46,543)  $  (35,088)  $ (157,380)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Power Choice charge                                                  -            -      263,227
   Amortization/accretion of MRA/IPP buyout costs                 375,487      363,374      119,409
   Depreciation and amortization                                  312,337      345,473      355,919
   Amortization of nuclear fuel                                    29,379       28,285       30,798
   Extraordinary loss on extinguishment of debt, net of taxes         887        9,627            -
   Provision for deferred income taxes                            (20,418)      (8,325)      97,606
   Unbilled revenues                                                4,300      (16,100)     (12,629)
   Net accounts receivable (net of changes in accounts
    receivable sold)                                              (97,310)      54,078       64,656
   Materials and supplies                                         (11,821)      21,800      (14,341)
   Accounts payable and accrued expenses                          163,229       50,358      (38,712)
   Accrued interest and taxes                                      39,288      (53,361)      66,842
   Changes in MRA and IPP buyout costs regulatory assets           36,132     (193,172)  (3,978,039)
   Deferral of MRA interest rate savings                           20,469       28,006       10,741
   Refundable federal income taxes                                      -      130,411     (130,411)
   Changes in other assets and liabilities                         21,549       33,065       45,304
                                                               -----------  -----------  -----------
    Net cash provided by (used in) operating activities           826,965      758,431   (3,277,010)
                                                               -----------  -----------  -----------
Cash flows from investing activities:
 Construction additions                                          (231,892)    (271,973)    (365,396)
 Nuclear fuel                                                     (41,938)     (26,108)     (26,804)
 Less: Allowance for other funds used during construction           2,450        5,366        8,626
                                                               -----------  -----------  -----------
  Acquisition of utility plant                                   (271,380)    (292,715)    (383,574)
 Materials and supplies related to construction                      (930)       1,586         (219)
 Accounts payable and accrued expenses related to construction     40,807       12,589       (9,678)
 Proceeds from the  sale of generation assets                      47,500      860,080            -
 Other investments                                               (111,823)     (73,482)     (35,069)
 Other                                                              2,823      (17,272)     (18,551)
                                                               -----------  -----------  -----------
    Net cash provided by (used in) investing activities          (293,003)     490,786     (447,091)
                                                               -----------  -----------  -----------
Cash flows from financing activities:
 Issuance of Niagara Mohawk common stock                                -            -      316,389
 Proceeds from long-term debt                                     260,000            -    3,361,178
 Proceeds from preferred stock of subsidiary                            -      150,000            -
 Reduction in preferred stock of subsidiary                        (7,620)    (157,620)     (10,120)
 Reductions in long-term debt                                    (653,086)  (1,134,020)    (135,000)
 Net change in short-term debt                                    110,000            -            -
 Purchase of treasury stock                                      (250,026)    (157,167)           -
 Other                                                             (1,051)      (7,244)     (13,580)
                                                               -----------  -----------  -----------
    Net cash provided by (used in) financing activities          (541,783)  (1,306,051)   3,518,867
                                                               -----------  -----------  -----------
Net decrease in cash                                               (7,821)     (56,834)    (205,234)
Cash at beginning of year                                         116,164      172,998      378,232
                                                               -----------  -----------  -----------
Cash at end of year                                              $108,343   $  116,164   $  172,998
                                                               ===========  ===========  ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                 $367,297   $  512,735   $  315,541
   Income taxes paid (refunded)                                  $ 15,911   $ (118,052)  $  (12,127)

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

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        For the year ended December 31,
                                                       2000          1999          1998
                                                   -----------   -----------   -----------
                                                          (in thousands of dollars)
Operating revenues:
 Electric                                          $3,239,253    $3,247,757    $3,261,144
 Gas                                                  658,502       579,583       565,229
                                                   -----------   -----------   -----------
                                                    3,897,755     3,827,340     3,826,373
                                                   -----------   -----------   -----------
Operating expenses:
 Electricity purchased                              1,175,923       807,038     1,001,991
 Fuel for electric generation                          74,340       189,657       239,982
 Gas purchased                                        357,524       267,202       272,615
 Other operation and maintenance                      888,067       911,746       946,748
 Power Choice charge                                        -             -       263,227
 Amortization/accretion of MRA/IPP buyout costs       375,487       363,374       119,409
 Depreciation and amortization                        311,803       344,930       355,417
 Other taxes (Note 1)                                 283,511       411,842       459,668
                                                   -----------   -----------   -----------
                                                    3,466,655     3,295,789     3,659,057
                                                   -----------   -----------   -----------
Operating income                                      431,100       531,551       167,316
Other income (deductions)                             (24,755)       (5,539)       42,669
                                                   -----------   -----------   -----------
Income before interest charges                        406,345       526,012       209,985
Interest charges                                      437,274       485,240       397,178
                                                   -----------   -----------   -----------
Income (loss) before income taxes                     (30,929)       40,772      (187,193)
Income taxes (Note 1)                                  (9,526)       19,026       (66,368)
                                                   -----------   -----------   -----------
Income (loss) before extraordinary item               (21,403)       21,746      (120,825)
Extraordinary item - Loss from the extinguishment
   of debt, net of income taxes ( Note 4)                (909)      (23,807)            -
                                                   -----------   -----------   -----------
Net loss                                              (22,312)       (2,061)     (120,825)
Dividends on preferred stock                           31,437        36,808        36,555
                                                   -----------   -----------   -----------
Balance available for common stock                    (53,749)      (38,869)     (157,380)
Retained earnings at beginning of year                398,987       646,040       803,420
Dividend of Opinac to Holdings (Note 1)                     -       144,465             -
Dividend to Holdings                                   46,132        63,719             -
                                                   -----------   -----------   -----------
Retained earnings at end of year                   $  299,106    $  398,987    $  646,040
                                                   ===========   ===========   ===========

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        For the year ended December 31,
                                                       2000          1999          1998
                                                   -----------   -----------   -----------
                                                          (in thousands of dollars)

Net loss                                           $  (22,312)   $   (2,061)   $ (120,825)
                                                   -----------   -----------   -----------
Other comprehensive income (loss):
 Unrealized gains on securities, net of tax              (657)          113           304
 Foreign currency translation adjustment                    -         1,309        (6,896)
 Additional minimum pension liability                  (1,649)       (5,967)            -
                                                   -----------   -----------   -----------
Other comprehensive loss:                              (2,306)       (4,545)        (6,592)
                                                   -----------   -----------   ------------
Comprehensive loss                                 $  (24,618)   $   (6,606)    $ (127,417)
                                                   ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                              2000            1999
                                                          ------------    ------------
                                                            (in thousands of dollars)
ASSETS
Utility plant (Note 1):
 Electric plant                                           $ 7,179,329      $7,221,762
 Nuclear fuel                                                 672,259         630,321
 Gas plant                                                  1,310,649       1,263,168
 Common plant                                                 349,751         364,718
 Construction work in progress                                289,634         312,322
                                                          ------------    ------------
  Total utility plant                                       9,801,622       9,792,291
 Less-Accumulated depreciation and amortization             4,019,282       3,904,049
                                                          ------------    ------------
  Net utility plant                                         5,782,340       5,888,242
                                                          ------------    ------------
Other property and investments                                420,391         349,718
                                                          ------------    ------------
Current assets:
 Cash, including temporary cash investments
  of $48,123 and $58,276, respectively                         75,025          72,479
 Accounts receivable (less allowance for doubtful accounts
  of $59,100 and $59,400, respectively) (Notes 1 and 8)       390,452         331,222
 Materials and supplies, at average cost:
  Coal and oil for production of electricity                    2,681           9,263
  Gas storage                                                  50,947          38,252
  Other                                                        90,750          90,605
 Swap Hedges receivable                                        49,911               -
 Prepaid taxes                                                  7,882          21,489
 Other                                                         43,617          22,668
                                                          ------------    ------------
                                                              711,265         585,978
                                                          ------------    ------------
Regulatory assets (Note 2):
 MRA regulatory asset                                       3,328,720       3,686,019
 Swap contracts regulatory asset                              625,103         505,723
 Regulatory tax asset                                         408,303         483,546
 IPP buyout costs                                             234,117         260,873
 Deferred environmental restoration costs (Note 8)            285,000         240,000
 Deferred loss on sale of assets                              158,333         135,229
 Postretirement benefits other than pensions                   45,084          48,937
 Unamortized debt expense                                      39,823          44,903
 Other                                                        191,524         112,556
                                                          ------------    ------------
                                                            5,316,007       5,517,786
                                                          ------------    ------------
Other assets                                                   77,235         103,884
                                                          ------------    ------------
                                                          $12,307,238     $12,445,608
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                              2000           1999
                                                          ------------   ------------
                                                            (in thousands of dollars)
CAPITALIZATION AND LIABILITIES
Capitalization (Note 4):
 Common stockholders' equity
  Common stock, issued and outstanding 187,364,863 shares $   187,365    $   187,365
  Repurchase of Holdings' common stock, at cost              (407,193)      (157,167)
  Capital stock premium and expense                         2,362,404      2,361,139
  Accumulated other comprehensive income                       (7,459)        (5,153)
  Retained earnings                                           299,106        398,987
                                                          ------------   ------------
                                                            2,434,223      2,785,171
 Non-redeemable preferred stock                               440,000        440,000
 Mandatorily redeemable preferred stock                        53,750         61,370
 Long-term debt                                             4,678,963      5,042,588
                                                          ------------   ------------
  Total capitalization                                      7,606,936      8,329,129
                                                          ------------   ------------
Current liabilities:
 Short-term debt (Note 5)                                     110,000              -
 Long-term debt due within one year (Note 4)                  628,325        613,740
 Sinking fund requirements on redeemable preferred
  stock (Note 4)                                                7,620          7,620
 Accounts payable                                             404,115        244,031
 Payable on outstanding bank checks                            28,536         22,067
 Customers' deposits                                           18,807         15,255
 Accrued taxes                                                 10,867          6,246
 Accrued interest                                              98,408         67,593
 Accrued vacation pay                                          34,607         35,334
 Deferred gain on futures contracts (Note 1)                   17,409              -
 Other                                                        136,789         66,160
                                                          ------------   ------------
                                                            1,495,483      1,078,046
                                                          ------------   ------------
Regulatory and other liabilities:
   Accumulated deferred income taxes (Notes 1 and 6)        1,479,032      1,575,335
   Liability for swap contracts (Note 9)                      778,229        663,718
   Employee pension and other benefits (Note 7)               218,569        226,223
   Deferred gain on swap hedges                                66,405              -
   Unbilled gas revenues (Note 1)                              18,852         14,552
   Other                                                      358,732        318,605
                                                          ------------   ------------
                                                            2,919,819      2,798,433
                                                          ------------   ------------
Commitments and contingencies (Notes 2 and 8):
   Liability for environmental restoration                    285,000        240,000
                                                          ------------   ------------
                                                          $12,307,238    $12,445,608
                                                          ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

                                                                 For the year ended December 31,
                                                                 2000        1999         1998
                                                              ----------  ----------   -----------
                                                                    (in thousands of dollars)
Cash flows from operating activities:
 Net loss                                                     $ (22,312)  $   (2,061)  $ (120,825)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Power Choice charge                                                -            -      263,227
   Amortization/accretion of MRA/IPP buyout costs               375,487      363,374      119,409
   Depreciation and amortization                                311,803      344,930      355,417
   Amortization of nuclear fuel                                  29,379       28,285       30,798
   Extraordinary loss on extinguishment of debt, net of taxes       887        9,627            -
   Provision for deferred income taxes                          (20,582)      (7,543)      97,606
   Unbilled revenues                                              4,300      (16,100)     (12,629)
   Net accounts receivable (net of changes in accounts
    receivable sold)                                            (59,230)      84,683       64,656
   Materials and supplies                                        (9,819)      22,355      (14,341)
   Accounts payable and accrued expenses                        135,502       21,751      (38,712)
   Accrued interest and taxes                                    35,436      (48,666)      66,842
   Changes in MRA and IPP buyout costs regulatory assets         36,132     (193,172)  (3,978,039)
   Deferral of MRA interest rate savings                         20,469       28,006       10,741
   Refundable federal income taxes                                    -      130,411     (130,411)
   Changes in other assets and liabilities                       39,852       32,850       45,806
                                                              ----------  -----------  -----------
    Net cash provided by (used in) operating activities         877,304      798,730   (3,240,455)
                                                              ----------  -----------  -----------
Cash flows from investing activities:
 Construction additions                                        (231,892)    (271,973)    (365,396)
 Nuclear fuel                                                   (41,938)     (26,108)     (26,804)
 Less: Allowance for other funds used during construction         2,450        5,366        8,626
                                                              ----------  -----------  -----------
  Acquisition of utility plant                                 (271,380)    (292,715)    (383,574)
 Materials and supplies related to construction                    (930)       1,586         (219)
 Accounts payable and accrued expenses related to construction   33,876        5,436       (9,678)
 Proceeds from the sale of generation assets                     47,500      860,080            -
 Other investments                                              (71,195)      43,426      (35,069)
 Other                                                            6,713      (20,866)     (18,551)
                                                              ----------  -----------  -----------
    Net cash provided by (used in) investing activities        (255,416)     596,947     (447,091)
                                                              ----------  -----------  -----------
Cash flows from financing activities:
 Issuance of common stock                                             -            -      316,389
 Proceeds from long-term debt                                   260,000            -    3,361,178
 Proceeds from preferred stock                                        -      150,000            -
 Reductions of preferred stock                                   (7,620)    (157,620)     (10,120)
 Reductions in long-term debt                                  (653,086)  (1,134,020)    (135,000)
 Net change in short-term debt                                  110,000            -            -
 Corporate restructuring to establish holding company                 -      (89,618)           -
 Preferred dividends paid                                       (31,437)     (36,808)     (36,555)
 Common stock dividend paid to Holdings                         (46,132)     (63,719)           -
 Repurchase of Holdings' common stock                          (250,026)    (157,167)           -
 Other                                                           (1,041)      (7,244)     (13,580)
                                                              ----------  -----------  -----------
    Net cash provided by (used in) financing activities        (619,342)  (1,496,196)   3,482,312
                                                              ----------  -----------  -----------
Net increase (decrease) in cash                                   2,546     (100,519)    (205,234)
Cash at beginning of year                                        72,479      172,998      378,232
                                                              ----------  -----------  -----------
Cash at end of year                                           $  75,025   $   72,479   $  172,998
                                                              ==========  ===========  ===========
Supplemental disclosures of cash flow information:
 Interest paid                                               $  367,297   $  512,735   $  315,541
 Income taxes paid (refunded)                                $   14,416   $ (119,999)  $  (12,127)

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

SUBSIDIARIES: On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings, which was accounted for using the net book value of Opinac. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk’s consolidated balance sheet. The dividend completed the holding company structure, with Holdings owning 100 percent of the common stock of its two subsidiaries, Niagara Mohawk and Opinac. Niagara Mohawk and its subsidiaries manage all regulated activities and comprise 97 percent of the assets and 86 percent of the revenues of Holdings. Opinac and its subsidiaries consist of an energy marketing and trading company, and investments in energy related services and businesses, an electric utility (Canadian Niagara Power Company, Limited, “CNP”), a developmental stage telecommunications company (Telergy, Inc.), and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology and manage investments in energy related services businesses. Opinac accounts for its investment in Telergy, Inc. and EVonyx, Inc. using the cost method, and uses the equity method to account for its interest in CNP. Holdings’ management has determined it will pursue a sale of Niagara Mohawk Energy’s energy marketing business in 2001. The energy marketing business had revenues of $635 million and income from continuing operations of $2.8 million in 2000.

BASIS OF PRESENTATION: Niagara Mohawk is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology, which establishes prices, based on Niagara Mohawk’s cost. Niagara Mohawk’s accounting policies conform to GAAP, including the accounting principles for rate-regulated entities with respect to Niagara Mohawk’s nuclear, transmission, distribution and gas operations (regulated business), and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities.

Holdings’ consolidated financial statements include the accounts of Holdings’ and its wholly owned subsidiaries. Niagara Mohawk’s consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk unless otherwise stated. Holdings’ 1998 consolidated financial statements have been prepared from Niagara Mohawk’s 1998 consolidated financial statements, except that accounts have been reclassified to reflect Holdings’ structure.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998, have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the future will depend on the outcome of the regulatory process, including the effect on rates proposed in connection with the pending merger with National Grid. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Agreement with National Grid” for a discussion of the pending merger and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business – “Pending Merger Rate Plan” for a discussion of the proposed rate plan in connection with the merger. The closing on the sale of the fossil and hydro generation assets at various times during 1999 and 2000 has also affected the comparability of the financial statements. See Note 2 for a further discussion of the MRA and the generation asset sales.

The income statements and cash flow statements for Holdings and Niagara Mohawk for the three years ended December 31, 1998 - December 31, 2000 reflect the reclassification of the amortization and accretion associated with certain costs incurred as part of the MRA and additional IPP contract buyouts from “Other Operation and Maintenance Expenses” to “Amortization/Accretion of MRA/IPP Buyout Costs.” The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:”

                                                 Year Ended December 31,
                                            2000         1999        1998
                                         ----------   ----------  ----------
                                                  (in thousands)
Amortization of MRA regulatory asset     $ 386,499    $ 386,499   $ 128,833
Accretion to MRA regulatory asset
    (Senior Discount Note)                 (29,199)     (26,867)     (8,411)
Other MRA related amortization             (17,914)      (7,955)     (4,018)
Amortization of other IPP buyout costs      36,101       11,697       3,005
                                         ----------   ----------  ----------
                                         $ 375,487    $ 363,374   $ 119,409
                                         ==========   ==========  ==========

The income statements, balance sheet and cash flow statements for Holdings and Niagara Mohawk reflect the accounting and ratemaking treatment as directed by the PSC as a result of May 2000 New York State tax law changes, whereby the gross receipts tax has been replaced by a state income tax retroactive to January 1, 2000. The PSC issued an order December 21, 2000 that requires the deferral and pass back of any net tax reduction savings to customers. Accordingly, Holdings and Niagara Mohawk have reduced electric revenues by $31.1 million and gas revenues by $7.3 million for the year ended December 31, 2000 and recorded a corresponding liability to customers of $38.8 million (including $0.4 million in carrying charges), which is reflected in the “Other” current liabilities line item on the balance sheet for the year ended December 31, 2000.

In addition, the income statements also reflect the reclassification of $5.6 million for the year ended December 31, 2000 from the “Other taxes” line item to the “Income taxes” line item. Niagara Mohawk provides for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 6. Federal, State and Foreign Income Taxes for the impact of the application of SFAS No. 109, for the year ended December 31, 2000 on accumulated deferred income taxes. The cash flow statements for Holdings and Niagara Mohawk reflect the above-mentioned income statement and balance sheet changes.

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

The output of the co-owned generation units, Roseton Units No. 1 and 2 (which has a capability of 1,200 MW) and Nine Mile Point Nuclear Station Unit No. 2, and related expenses are shared in the same proportions as the co-tenants’ respective ownership interests. Niagara Mohawk’s share of expenses associated with these plants are included in the appropriate operating expenses in Niagara Mohawk’s Consolidated Statements of Income.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: Niagara Mohawk capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction for its regulated business. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 2000 was 8.86 percent. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the “Interest charges” and “Other income” sections, respectively, in both Holdings and Niagara Mohawk’s Consolidated Statements of Income. The amount of AFC credits recorded in each of the three years ended December 31, in thousands of dollars, was as follows:

                    2000      1999      1998
----------------------------------------------
Other income       $2,450    $5,366    $8,626
Interest charges    3,161     7,252    10,228

The above amounts include capitalized interest for fossil and hydro generation of $57,000 for 2000, $518,000 for 1999 and $1,034,000 for 1998.

DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATION PLANT DECOMMISSIONING COSTS: For accounting and regulatory purposes, Niagara Mohawk’s depreciation is computed on the straight-line basis using the license lives for its nuclear class of depreciable property (license lives are disclosed in Note 3) and the average service lives for all other classes. Niagara Mohawk performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates when necessary.

The weighted average service life in years for each asset category are presented in the table below:

Asset Category                            2000   1999   1998
                                         -----   ----   ----
Electric                                   28     28     28
Gas                                        40     41     41
Common                                     17     16     15

Estimated decommissioning costs (costs to remove a nuclear plant from service in the future) for Niagara Mohawk’s Unit 1 and its share of Unit 2 are being accrued over the service lives of the units, recovered in rates through an annual allowance and currently charged to operations through depreciation. Niagara Mohawk currently recognizes the liability for nuclear decommissioning over the service life of the plants as an increase to accumulated depreciation. As discussed in Notes 2 and 3, Niagara Mohawk has announced an agreement to sell its nuclear assets. As part of the agreement, Niagara Mohawk will transfer its decommissioning liability, as well as the balance in the external decommissioning funds at the time of the transfer. See Note 3 for more information on the decommissioning funds. Absent such a nuclear sale, Niagara Mohawk plans to decommission both units using a method which removes or decontaminates the units’ components.

Amortization of the cost of nuclear fuel is determined on the basis of the quantity of heat produced for the generation of electric energy. The cost of disposal of nuclear fuel, which presently is $.001 per KWh of net generation available for sale, is based upon a contract with the DOE. These costs are charged to operating expense as part of fuel for electric generation.

REGULATED REVENUES: Niagara Mohawk bills its customers on a monthly cycle basis at approved tariffs based on energy delivered and a minimum customer service charge. Revenues are determined based on these bills plus an estimate for unbilled energy delivered between the cycle billing date and the end of the accounting period. In February 1999, a new customer service billing system was implemented which converted all customers previously billed on a bi-monthly cycle to a monthly basis. The unbilled revenues included in accounts receivable at December 31, 2000 and 1999 were $153.6 million and $143.9 million, respectively.

In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations. Previously, Niagara Mohawk did not recognize accrued unbilled electric revenues in its results of operations until authorized and used them to reduce future revenue requirements. Such amounts were included in “Other Liabilities” pending regulatory disposition. Under the Power Choice agreement, $8.6 million of unrecognized unbilled electric revenues as of September 1, 1998, the implementation date of Power Choice, were netted with certain other regulatory assets and liabilities and any subsequent changes in the estimated unbilled electric revenues are recognized currently in results of operations.

Pursuant to Niagara Mohawk’s 2000 three-year gas settlement, changes in accrued unbilled gas revenues are deferred. At December 31, 2000 and 1999, $18.9 million and $14.6 million, respectively, of unbilled gas revenues remain unrecognized in results of operations. Niagara Mohawk cannot predict when unbilled gas revenues will be allowed to be recorded as revenues.

Prior to September 1, 1998, Niagara Mohawk’s tariffs included an electric fuel adjustment clause, such that electricity costs above or below the levels allowed in approved rate schedules, were billed or credited to customers. Niagara Mohawk, as authorized by the PSC, charged operations for electricity cost variances in the period of recovery. Under the Power Choice agreement, the electric fuel adjustment clause was discontinued as of September 1, 1998.

The PSC approved a three-year gas rate settlement agreement on July 19, 2000 that includes a provision for the continuation of a full gas cost collection mechanism, effective August 1, 2000. This gas cost collection mechanism was originally reinstated in an interim agreement that became effective November 1, 1999. The Niagara Mohawk gas cost collection mechanism provides for the collection or pass back of increases or decreases in purchased gas costs.

UNREGULATED REVENUES: Unregulated revenues and the related costs of gas and electricity are accrued and recorded in the month of delivery, based on contract price and quantity of natural gas and electricity transmission reservation volumes contracted for. Adjustments are made to reflect actual volumes delivered or purchased when the actual volumetric information becomes available from the transporters. Such adjustments have been historically immaterial. With respect to the accounting related to revenues that Niagara Mohawk Energy receives from energy trading, see “Niagara Mohawk Energy Trading Activities.”

FEDERAL AND STATE INCOME TAXES: As directed by the PSC, Niagara Mohawk defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized over the useful life of the underlying property. Deferred investment tax credits related to the assets that have been sold are taken into income in accordance with IRS rules. Holdings and its United States’ subsidiaries file a consolidated federal and state income tax return. Income taxes are allocated to each company based on its taxable income. Regulated federal and state income taxes are recorded under the provisions of SFAS No. 109.

UNREGULATED FEDERAL AND STATE INCOME TAXES: Unregulated federal and state income taxes are recorded under the provisions of SFAS No. 109.

STATEMENTS OF CASH FLOWS: Holdings and Niagara Mohawk consider all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents.

TREASURY STOCK: In 1999 and 2000 Niagara Mohawk repurchased Holdings’ common stock. The cost to acquire Holdings’ common stock by Niagara Mohawk is presented as “Treasury stock” in Holdings’ financial statements and as “Repurchase of Holdings’ common stock” on Niagara Mohawk’s financial statements.

EARNINGS PER SHARE: Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding for the period. Treasury stock is not considered outstanding and thus, reduces the weighted average shares outstanding. The number of options outstanding at December 31, 2000, 1999 and 1998 that could potentially dilute basic EPS, is immaterial. Therefore, the calculation of both basic and dilutive EPS is the same for each period.

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

Gains or losses resulting from the changes in the fair values of the derivatives will be accounted for depending on the use of the derivative, whether it qualifies for hedge accounting, and if the hedge is effective. Effectiveness is defined to mean that cumulative changes in the value of the hedging instrument should be between 80 percent and 125 percent of the inverse cumulative changes in the fair value or cash flows of the hedged item. Where the instrument is exchange traded, the fair value of the hedge is determined by reference to published market prices. Where the instrument is not exchange traded, fair value is measured by referring to various brokers’ quotations, published forecasts, or other available market data.

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

In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133.” Among the amendments was the expansion of the normal purchase and sale exclusion to contracts that implicitly or explicitly permit net settlement and to contracts for which a market exists that facilitates net settlement. In serving its gas and electric customers, Niagara Mohawk procures gas and electricity and obtains gas transportation and electric transmission services in quantities that are expected to be used or sold over a reasonable period of time in the normal course of business. Niagara Mohawk estimates amounts to be provided based on projections of future sales, which consider historical results, economic trends and the potential for customers to switch to alternative suppliers. At the inception and throughout the term of these contracts, Niagara Mohawk believes, based upon past history, that the contracts will result in physical delivery. As such, these contracts meet the exclusionary criteria under SFAS Nos. 133 and 138 and are excluded from the accounting and disclosure requirements.

Upon implementation, Niagara Mohawk will be designating the following financial instruments as derivatives and will account for them as noted.

Derivatives Not Qualifying For Hedge Accounting:

  IPP indexed swap contracts,
  Swap contracts with the buyers of Niagara Mohawk’s generating assets (Huntley, Dunkirk, Albany),
  New York Mercantile Exchange (“NYMEX”) gas futures contracts purchased to hedge the natural gas component of the contract payment of the IPP indexed swap contracts,
  NYMEX gas futures contracts purchased to hedge a gas fired non-MRA IPP purchased power contract,
  Oil Commodity Swap agreement to hedge the oil price component of the Albany swap contract, and
  Gas Basis swap agreements that hedge the gas transportation portion of the natural gas component of the IPP indexed swap contract payments.

Derivatives Qualifying For Hedge Accounting:

  NYMEX gas futures contracts purchased to hedge natural gas purchases for customer sales requirements, and
  Fixed for floating electricity swaps that hedge the price of NYISO purchases of electricity.

See Note 9 for a further discussion of the terms of each of the above derivative financial agreements. Also, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks,” for a discussion on the NYMEX futures contracts purchased to hedge gas purchases and the natural gas component of the IPP swaps and a further discussion on the gas basis swaps, the Albany oil swap, and the fixed for floating electric swaps.

Derivatives Not Qualifying For Hedge Accounting

The IPP indexed swap contracts, Huntley and Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets to limit Niagara Mohawk’s exposure to electricity prices. Each of these swaps are an exchange of a contract price for the floating market price for a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP indexed swaps and the Albany swap, the contract payments are primarily indexed to fuel prices (natural gas and oil). Increases in fuel costs tend to drive up the cost of electricity in New York State. Therefore, with both sides of the swap payment increasing based on a common variable, these swaps do not provide the necessary offset in cash flows needed to qualify for hedge accounting. However, the Huntley and Dunkirk swaps have fixed contract prices, and therefore, operate more effectively as hedges.

Under the accounting treatment currently followed in applying SFAS No. 80 to all three of these swaps, Niagara Mohawk believes that the rate-making afforded these contracts permits the deferral and amortization of their above-market value in accordance with SFAS No. 71. The IPP indexed swaps and the swap contracts entered into with the sale of the generation assets (Huntley, Dunkirk, Albany) were negotiated in Power Choice, consistent with the restructuring of the New York State electricity markets. As long as Niagara Mohawk expects recovery of the above market costs within the terms of the existing Power Choice rate agreement, there will be no earnings impact from periodically marking these contracts to market under SFAS No. 133.

As noted in Note 2, if Niagara Mohawk determines that its regulatory asset for the swap contracts is not probable of recovery, it could no longer apply SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities not probable of recovery. The IPP swap liability would remain according to SFAS No. 133.

The NYMEX gas futures and gas basis swaps that are hedging the IPP swap payments, and the Albany Oil swap are all derivative instruments used to hedge the effects that fuel prices have on the aforementioned swaps. While these instruments are effective in achieving offsetting cash flows, they do not qualify for hedge accounting because, by rule in SFAS No. 133, the forecasted transaction being hedged cannot also be a liability that is re-measured at fair value, such as swaps. It was determined that the gains or losses on these instruments, although not qualifying for deferral under SFAS 133, would be deferred under the same application of SFAS 71 that applies to the swap liabilities. The aggregate deferred gain from these instruments is recorded as a regulatory liability “Deferred gain on swap contracts” with the unrealized portion of the gain recorded in a Current Asset titled “Swap hedges receivable”.

Derivatives Qualifying For Hedge Accounting

The NYMEX gas futures used to hedge gas supply purchases and the electric swaps hedging NYISO power purchases are expected to be highly effective in achieving offsetting cash flows and are accordingly qualified and documented as cash flow hedges. Under SFAS No. 80, the deferred gains are recorded in a Current Liability as “Deferred gain on hedging activity” with the unrealized portion in “Other Current Assets.” Upon the adoption of SFAS No. 133, the deferred gain will be reclassified as a component of Other Comprehensive income. The entire amount of deferred gains from both the NYMEX futures and the electric swaps will be reclassified to earnings in the year 2001 to offset projected higher costs of gas and electricity.

Transmission Congestion Contracts

Transmission congestion is a component of the difference in the price of electricity between two geographic locations. A Transmission Congestion Contract (TCC) confers the right to collect or the obligation to pay congestion for energy associated with a single megawatt of transmission between those locations.

The NYISO conducts a TCC auction twice each year. Niagara Mohawk only bids on TCCs along transmission pathways it owns and in quantities of power that will be used in the normal course of business. The cost of TCCs purchased is collected by the NYISO, and redistributed to the owners of the lines. Since Niagara Mohawk owns the lines upon which it purchases TCCs, this cost is received back from the NYISO as auction revenue. Niagara Mohawk pays the actual cost of congestion, into the NYISO, as it is incurred. As the holder of the TCC, Niagara Mohawk then receives this money back from the NYISO.

Niagara Mohawk’s intention in purchasing TCCs is to hedge the cost of transmitting power to serve native load. Niagara Mohawk believes that TCCs purchased along transmission pathways owned by Niagara Mohawk do not meet the definition of a derivative under SFAS No. 133. However, as this issue has not been concluded, if it is determined that TCCs are derivatives, Niagara Mohawk believes that these instruments will qualify for hedge accounting under SFAS No. 133 and has documented those positions accordingly.

Niagara Mohawk Energy - Trading Activities

The Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 98-10, “Accounting for Contracts Involved in Energy trading and Risk Management Activities”, to be applied for fiscal years beginning after December 15, 1998. EITF 98-10 requires that certain energy trading contracts be recorded at fair value and, at each financial reporting period, mark-to-market changes in the fair value should be recorded as gains or losses in earnings. Contracts not designated as energy trading activities were outside the scope of EITF 98-10. In 1999, Niagara Mohawk Energy was not engaged in energy trading as defined by EITF 98-10 and therefore did not account for its energy contracts on a mark-to-market basis.

During the period through September 30, 2000, the business activities of Niagara Mohawk Energy evolved to the point that, at October 1, 2000, the company reassessed its contracts based on the definition of trading in EITF 98-10 and began to account for that portion of its portfolio designated as trading on a mark-to-market basis. Accordingly, mark-to-market gains from October 1, 2000 to December 31, 2000 have been recognized in earnings. These gains amounted to approximately $7.9 million as of December 31, 2000. The mark-to-market gains on the trading portion of the portfolio at adoption, October 1, 2000 were approximately $16 million. These gains have been deferred and are included in “Current Assets - Other”. Effective January 1, 2000, with the implementation of SFAS No. 133, these deferred gains will be recognized in earnings as the cumulative effect of an accounting change.

Niagara Mohawk Energy has purchased TCCs through the NYISO auction. The TCCs are recognized in “Other Assets” at the time of purchase and are amortized over the life of the contracts. Since Niagara Mohawk Energy is not the original owner of the transmission rights, unlike Niagara Mohawk, it has designated TCCs as energy trading contracts and included them in the contracts that are marked-to-market each period.

SALE OF CUSTOMER RECEIVABLES: In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Holdings and Niagara Mohawk will be required to adopt this standard beginning April 1, 2001. SFAS No. 140 deals with issues surrounding transfers of financial assets in which the transferor maintains a continuing involvement with the transferred assets or the transferee. Such involvement raises issues about whether the transfer should be accounted for as a sale or as a secured borrowing. The new statement establishes standards to resolve those issues.

Niagara Mohawk established a single-purpose financing subsidiary, NM Receivables LLC (“NMR”), to purchase and resell a financial interest in a pool of Niagara Mohawk customer receivables. See Note 8 for a complete description of the operations of NMR.

Niagara Mohawk’s program for selling its accounts receivable meets the requirements outlined in SFAS No. 140 for recognition and accounting as a sale transaction and therefore the adoption of SFAS No. 140 will not have an impact on the reported financial information of Niagara Mohawk or Holdings.

COMPREHENSIVE INCOME: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk’s preferred dividends and reported net income or loss. Upon the implementation of SFAS No. 133, Holdings and Niagara Mohawk will reflect the gains or losses on derivatives qualifying as cash flow hedges as a component of comprehensive income (see above information on “Derivatives” for a further discussion of this).

FOREIGN CURRENCY ACCOUNTING POLICY: Holding’s wholly-owned subsidiary, Opinac, owns a Canadian subsidiary which has liquid portfolio investments and a 50 percent interest in an electric utility, CNP. Balance sheet accounts of foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income statement accounts are translated at the monthly average exchange rates for the relevant period. The resulting translation adjustments are included in “Accumulated other comprehensive income/(loss)", on the Consolidated Balance Sheets, with the changes for the year shown in the Consolidated Statements of Comprehensive Income. Gains and losses resulting from foreign currency transactions are included in “Net Income.”

POWER PURCHASE AGREEMENTS: Niagara Mohawk accounts for its power purchase agreements as executory contracts. Niagara Mohawk assesses several factors in determining how to account for its power purchase contracts. These factors include:

  the term of the contract compared to the economic useful life of the facility generating the electricity;
  the involvement, if any, that Niagara Mohawk has in operating the facility;
  the amount of any fixed payments Niagara Mohawk must make, even if the facility does not generate electricity; and
  the level of control Niagara Mohawk has over the amount of electricity generated by the facility, and who bears the risk in the event the facility is unable to generate.

RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 2000 presentation.

NOTE 2. RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.3 billion at December 31, 2000. These regulatory assets are probable of recovery.

MRA REGULATORY ASSET: Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the cost to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk’s rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

SWAP CONTRACT REGULATORY ASSET: The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the present value of the forecasted difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired and the Albany oil and gas-fired generation plants. In the balance sheet presentation, a portion of the Swap Contracts Regulatory Asset is recorded within the MRA Regulatory Asset. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining term of the swaps through June 2003. During the second quarter of 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired generation plant. Niagara Mohawk entered into a financial swap as part of the sale. Approximately $17.5 million is included in the swap contract regulatory asset at December 31, 2000 as part of this agreement. The Albany contract expires on September 30, 2003, and the portion of the swap contract regulatory asset associated with the agreement will be amortized over the life of the contract as notional quantities are settled. See Note 8 and Note 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten. The asset balance at December 31, 2000, is significantly higher than the previous year due to a number of factors. The contract prices paid by Niagara Mohawk under the IPP and Albany swaps are indexed to the cost of fuel, primarily natural gas. Recent increases in gas costs have caused an increase in forecasted payments. The addition of the Albany swap also increased the asset and liability. These changes were partly offset by a reduction in the forecasted liability for Huntley and Dunkirk swaps and normal amortization of the swaps. Payments under these arrangements are included in the “Electricity Purchased” line item in the Consolidated Statements of Income and Retained Earnings.

REGULATORY TAX ASSET: The regulatory tax asset represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. This amount is primarily timing differences related to depreciation. These amounts are recovered and amortized as the related temporary differences reverse. The PSC required adoption of SFAS No. 109 on a revenue-neutral basis.

IPP BUYOUT COSTS: Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999 and 2000, there have been 13 IPP contracts for approximately 161 MW terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP buyouts will generally be amortized over five years in accordance with Power Choice, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings of the buyouts during the remaining term of Power Choice to offset the amortization expense. Niagara Mohawk continues to evaluate opportunities related to buyouts and amendments of other IPP contracts.

DEFERRED ENVIRONMENTAL RESTORATION COSTS: The deferred environmental restoration costs regulatory asset represents Niagara Mohawk’s share of the estimated costs to investigate and perform certain remediation activities at both Niagara Mohawk-owned sites and non-owned sites with which it may be associated. Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. Power Choice and Niagara Mohawk’s gas rates decisions provide for specific rate allowances, with variances deferred for future recovery or pass-back to customers. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates.

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

On May 12, 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired plant to PSEG Power LLC (“PSEG”) for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. Niagara Mohawk could also receive up to an additional $11.5 million if PSEG chooses to pursue the redevelopment of the Albany plant and the redevelopment is in service by July 1, 2003. The $11.5 million is reduced by $8,219 per day beginning on July 2, 2003 and continues until the earlier of the date the amount is reduced to zero or the redevelopment goes into service. The agreement with PSEG includes a “Post Closing Property Tax Adjustment” to be settled on the first ten anniversaries of the closing date. If actual annual property taxes exceed a predetermined amount, Niagara Mohawk will pay PSEG. If the property taxes are lower, then PSEG will pay Niagara Mohawk. The predetermined amount is based upon the taxes paid by Niagara Mohawk at the time of the sale, which should approximate $6.7 million. During the ten years, the predetermined amount will be lowered by $0.5 million each year. Niagara Mohawk is pursuing a reduction in the taxes paid on the facility. The proceeds from the sale of Albany do not include an amount for the redevelopment fee or the post closing property tax adjustment.

On January 30, 2001, Niagara Mohawk sold its 25 percent interest in the Roseton Steam Station to Dynegy Inc. (“Dynegy”), pursuant to which Niagara Mohawk received approximately $83.9 million. Niagara Mohawk’s share of the plant has a net book value of approximately $38.3 million (which includes materials, supplies and fuel) as of the closing.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of December 31, 2000, Niagara Mohawk has recorded a regulatory asset of $158.3 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants at Oswego and Albany. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the accounting treatment relating to the hydro PPAs, as discussed below, the amount of severance and other costs, and PSC review of the amounts deferred. The PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets, by the net present value of the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. On July 10, 2000, Niagara Mohawk filed a report with the PSC outlining the accounting of the costs and proceeds from the sale of the generation assets sold through May 31, 2000. The amount recorded as a loss reflects PSC Staff recommended adjustments based on their review to date. The July 10th filing will be updated now that the Roseton sale has closed. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $11.8 million based on the asset sales of which $9.0 million is reflected in income in 1999 and $2.8 million is reflected in income in 2000 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. Niagara Mohawk will begin recovery of the incentive in 2001, over a period not to exceed five years. The merger rate plan proposal modifies the recovery period of stranded costs and incentives.

Niagara Mohawk has also announced an agreement to sell its nuclear generation assets. Niagara Mohawk estimates its stranded costs from the nuclear sale to be approximately $1.2 billion. Niagara Mohawk has petitioned the PSC for approval to defer these stranded costs for future recovery, which approval is a condition of the closing of the sale of the nuclear assets. See Note 3 for a complete discussion regarding this announced sale of Niagara Mohawk’s nuclear generation assets and its regulatory treatment.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: The postretirement benefits other than pensions regulatory asset represent the excess of such costs recognized in accordance with SFAS No. 106 over the amount received in rates. In accordance with a PSC policy statement, postretirement benefit costs other than pensions were phased into rates generally over a five-year period and amounts deferred are being amortized and recovered over a period of approximately 15 years.

UNAMORTIZED DEBT EXPENSE: The unamortized debt expense regulatory asset represents the costs to issue and redeem certain long-term debt securities, which were retired prior to maturity. These amounts are amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

OTHER: Included in the other regulatory asset is the accumulation of numerous miscellaneous regulatory deferrals, including the deferral of nuclear outage costs, uncollectible accounts receivable, nuclear decontamination and decommissioning fund costs, income earned on gas rate sharing mechanisms and the incentive earned on the sale of the fossil and hydro generation assets.

SFAS NO. 71 AND OTHER ACCOUNTING MATTERS: The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97-4, “Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71” and SFAS No. 101,” “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71” in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the CTC and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset over its planned amortization period and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s, and therefore, Holdings’ ability to pay dividends.

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

NOTE 3. NUCLEAR OPERATIONS

Niagara Mohawk is the owner and operator of the 609 MW Unit 1 and the operator and a 41 percent co-owner of the 1,148 MW Unit 2. The remaining ownership interests are Long Island Power Authority - 18 percent, NYSEG - 18 percent, RG&E - 14 percent; and CH - 9 percent. Unit 1 was placed in commercial operation in 1969 and Unit 2 in 1988.

ANNOUNCED SALE: On December 12, 2000, Niagara Mohawk announced agreements to sell its nuclear assets to Constellation Nuclear, LLC (“Constellation”), a wholly-owned subsidiary of Constellation Energy Group, Inc. for approximately $610 million (principal and interest), which is subject to price adjustments depending, among other things, on the time of closing. Subject to such adjustments, Niagara Mohawk will receive $262 million in cash at closing and 5 annual principal and interest payments totaling $348 million. The sale is targeted to close in mid-2001. Along with the asset purchase agreements, Niagara Mohawk also signed PPAs with Constellation to purchase energy at negotiated competitive prices for approximately ten years. After the completion of the PPAs, revenue sharing agreements begin which will provide a hedge against electricity price increases and could provide Niagara Mohawk additional future revenue through 2021. Both the PPAs and the revenue sharing agreements are based on plant output. See Note 8 for a further discussion of these PPAs.

NYSEG, RG&E and CH were also parties to the Unit 2 agreement to sell their combined 41 percent share of Unit 2 to Constellation. The sellers’ pre-existing decommissioning funds with respect to both units will be transferred to Constellation, who will take responsibility for all future decommissioning funding. No additional funding from the sellers is required above what was already planned between now and closing.

At December 31, 2000, the net book value of Niagara Mohawk’s nuclear generation assets (including materials, supplies and nuclear fuel) was approximately $1.7 billion, excluding the reserve for decommissioning related to the external trusts. Of this amount, $0.2 billion relates to Unit 1 and $1.2 billion relates to Unit 2. These amounts also include other nuclear-related assets of approximately $0.5 billion. These assets include regulatory assets, which are primarily related to the flow-through to customers of prior year income tax benefits.

Notwithstanding the announced sale, because Unit 2 has multiple owners (and the sale of Unit 1 is contingent on the sale of Unit 2) and because any sale will be subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Pending Merger Agreement with National Grid” for a discussion of how the merger agreement is impacted by the sale of nuclear assets).

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to whether the PSC will approve any sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of December 31, 2000. Under this assumption, the nuclear generating assets are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until the sale and expected cash proceeds from the sale of the assets. In that event, Niagara Mohawk estimates its stranded costs from the nuclear sale would be approximately $1.2 billion.

Niagara Mohawk submitted a petition to the PSC on January 30, 2001, for approval to defer the stranded costs that would be recognized on the sale for future recovery, the approval of which is a condition of the closing of the sale of the nuclear assets. Accordingly, Niagara Mohawk plans to record a regulatory asset for the amount of the estimated stranded costs, as calculated pursuant to the assumptions and circumstances described in the preceding paragraph. However, the ability to record the regulatory asset is ultimately conditioned on an assessment by Niagara Mohawk that the amounts are probable of future recovery in rates and that the rates ultimately approved by the PSC can be charged to and collected from customers without unanticipated reduction in demand.

The amount of the stranded costs on the sale of the nuclear assets is subject to change as a result of closing price adjustments and transaction costs. This sale is also contingent upon approval by, among others, the PSC, the NRC, the FERC and the SEC.

Until the sale is closed, Niagara Mohawk generally bears the risks associated with any unscheduled outages at both units, including investigations and unexpected maintenance and capital costs. The purchase agreement with Constellation terminates if the sale has not occurred before December 31, 2001.

Certain liabilities related to events and actions occurring during the period of ownership of the units by the sellers prior to the closing date will remain the obligation of the sellers, including offsite environmental remediation and all spent nuclear fuel fees associated with electricity generated and sold at Unit 1 and Unit 2, prior to the closing. As of the closing date, Constellation will assume title to and responsibility for storage and disposal of the spent nuclear fuel. See “Nuclear Fuel Disposal Cost” for a discussion of the Nuclear Waste Policy Act of 1982 and Niagara Mohawk’s determination of its liability. This liability will remain with the sellers until the DOE provides disposal facilities. The sellers also retain liability for changes enacted prior to closing, if any, in the disposal fees already paid to the DOE for fuel burned from 1983 through closing of the sale or in the pre-1983 liability. Niagara Mohawk has recovered these costs in rates in the past and believes that any increases in these costs would ultimately be included in the rate process.

The sellers will also remain liable to pay all decommissioning and decontamination fees established by the Energy Policy Act of 1992 (the “Act”). Such fees support decommissioning and decontamination associated with pre-existing conditions at DOE gaseous diffusion plants. The Act authorized annual deposits for 15 years. The sellers have made nine payments to date and have a remaining liability of $15.4 million, of which Niagara Mohawk has a remaining liability recorded of $12.9 million.

NUCLEAR PLANT DECOMMISSIONING: If the sale does not occur, Niagara Mohawk estimates its site specific costs for decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 2000 are as follows:

                              Unit 1       Unit 2
---------------------------------------------------------
Site Study (year)              1995          1995
End of Plant Life (year)       2009          2026
Radioactive Dismantlement
   to Begin (year)                *          2028
Method of Decommissioning         *        Immediate
                                         Dismantlement
---------------------------------------------------------
Cost of Decommissioning
(in January 2001 dollars)          In millions of dollars

Radioactive Components            *          $221
Non-radioactive Components        *            54
Fuel Dry Storage/Continuing
   Care                           *            48
                                           -------
                                             $323
                                           =======
*	Niagara Mohawk has not made a final decision on the timing of decommissioning for Unit 1. Decommissioning could occur immediately after end of license shutdown in 2009 or coincident with Unit 2 decommissioning which would commence in 2026. The cost of decommissioning Unit 1 in January 2001 dollars is estimated to be $614 million for immediate dismantlement or $750 million for delayed dismantlement. Projected earnings from the decommissioning fund are expected to approximate the cost impact of inflation and continuing care under a delayed scenario. The final decision to decommission Unit 1 immediately after shutdown or to delay will occur much closer to the end of license shutdown date of 2009 so that Niagara Mohawk can adequately evaluate the variables that could impact total costs. These variables include but are not limited to the inflation projections, actual earnings rate on the decommissioning fund, the uncertainty of the availability of a low level waste disposal site and the DOE acceptance date and rate of spent fuel disposal.

Niagara Mohawk estimates that by the time decommissioning is completed, the above costs will ultimately amount to $1.0 billion (immediate dismantlement) or $1.7 billion (delayed dismantlement) for Unit 1 and $0.9 billion for Niagara Mohawk’s share of Unit 2, using approximately 3.5 percent as an annual inflation factor.

In addition to the costs mentioned above, Niagara Mohawk would expect to incur post-shutdown costs for plant ramp down, insurance and property taxes. In 2001 dollars, these costs are expected to amount to $121 million (immediate dismantlement) or $132 million (delayed dismantlement) for Unit 1 and $67 million for Niagara Mohawk’s share of Unit 2. The amounts will escalate to $193 million (immediate dismantlement) or $210 million (delayed dismantlement) and $190 million for Unit 1 and Niagara Mohawk’s share of Unit 2, respectively, by the time decommissioning is expected to be completed.

NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning radioactive portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. The annual rate allowance for Unit 1 and Niagara Mohawk’s share of Unit 2 was approximately $43.3 million for the year ended December 31, 2000. Power Choice permits rate recovery for all radioactive and non-radioactive cost components for both units, including post-shutdown costs, based upon the amounts estimated in the 1995 site specific studies, which are higher than the NRC minimum. The annual decommissioning allowance (which includes funds to be placed into the external trust plus internal reserves) for 2001 will increase to $44.9 million of which $28.0 million is for radioactive components and $16.9 million is for non-radioactive components. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. Niagara Mohawk believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process.

Decommissioning costs recovered in rates are reflected in “Accumulated depreciation and amortization” on the balance sheet and amount to $408.2 million and $353.1 million at December 31, 2000 and 1999, respectively for both units. Additionally at December 31, 2000, the fair value of funds accumulated in Niagara Mohawk’s external trusts were $242.4 million for Unit 1 and $78.5 million for its share of Unit 2. The trusts are included in “Other Property and Investments.” Earnings on the external trust aggregated $57.7 million through December 31, 2000, and because the earnings are available to fund decommissioning, have also been included in “Accumulated depreciation and amortization.” For a further discussion on the earnings on the external trust, see Note 9. Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund, which has an accumulated balance of $80.3 million at December 31, 2000.

NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, Niagara Mohawk maintains the required $200 million of nuclear liability insurance.

With respect to a nuclear incident at a licensed reactor, the statutory limit for the protection of the public under the Price-Anderson Amendments Act of 1988, which is in excess of the $200 million of nuclear liability insurance, is currently $8.89 billion without the 5 percent surcharge discussed below. This limit would be funded by assessments of up to $83.9 million for each of the 106 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor, per year, per incident. Such assessments are subject to periodic inflation indexing and to a five percent surcharge if funds prove insufficient to pay claims. With the 5 percent surcharge included, the statutory limit is $9.34 billion.

Niagara Mohawk’s interest in Unit 1 and Unit 2 could expose it to a maximum potential loss, for each accident, of $124.2 million (with 5 percent assessment) through assessments of $14.1 million per year (before any inflation adjustments) in the event of a serious nuclear accident at its own or another licensed U.S. commercial nuclear reactor. The amendments also provide, among other things, that insurance and indemnity will cover precautionary evacuations, whether or not a nuclear incident actually occurs. Upon the closing of the sale to Constellation, Niagara Mohawk would only be liable for events that occurred prior to closing.

NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $2.75 billion nuclear property insurance with Nuclear Electric Insurance Limited (“NEIL”). NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. The insurance provides coverage for outages for 162 weeks, after a 12- week waiting period. NEIL insurance is subject to retrospective premium adjustment under which Niagara Mohawk could be assessed up to approximately $13.8 million per loss.

If the sale of the nuclear generation assets occurs, Niagara Mohawk will still be liable for retrospective premium adjustments that are associated with NEIL losses that occurred prior to the date of the sale for up to a period of six years following the sale. Likewise Niagara Mohawk would also be entitled to refunds of premiums paid, if any. As of December 31, 2000, Niagara Mohawk has not been made aware of any material retrospective premium adjustments.

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

NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the “Nuclear Waste Act”) established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of Niagara Mohawk’s liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and Niagara Mohawk has elected to delay payment, with interest, until the year in which Niagara Mohawk initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. In July 1996, the United States Circuit Court of Appeals for the District of Columbia ruled that the DOE had an obligation to accept spent fuel from the nuclear industry by January 31, 1998 even though a permanent storage site would not be ready by then. The DOE did not appeal this decision. On January 31, 1997, Niagara Mohawk joined a number of other utilities, states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requested the court to suspend the utilities payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent fuel. The DOE did not meet its January 31, 1998 deadline and indicated it was not obligated to provide a financial remedy for delay. On November 14, 1997, the United States Court of Appeals for the District of Columbia Circuit issued a writ of mandamus precluding DOE from excusing its own delay on the grounds that it has not yet prepared a permanent repository or interim storage facility. On December 11, 1997, 27 utilities, including Niagara Mohawk, petitioned the DOE to suspend their future payments to the Nuclear Waste Fund until the DOE begins moving fuel from their plant sites. The petition further sought permission to escrow payments to the waste fund beginning in February 1998. On January 12, 1998, the DOE denied the petition. As of December 31, 2000, Niagara Mohawk has recorded a liability of $133.6 million in other long-term debt for the disposal of nuclear fuel irradiated prior to 1983.

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

NOTE 4. CAPITALIZATION

HOLDINGS CAPITAL STOCK

Holdings is authorized to issue 300,000,000 shares of common stock, $0.01 par value. In addition, Holdings is authorized to issue 50,000,000 shares of preferred stock, $0.01 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital account for 1999 and 2000:

                                                                     Capital Stock   Accumulated
                                       Common Stock       Treasury    Premium and       Other
                                      $0.01 Par Value       Stock       Expense     Comprehensive
                                     Shares     Amount*   (at cost)*     (Net) *       Income *
-------------------------------------------------------------------------------------------------
December 31, 1998 (a)                       -   $    -   $       -    $        -       $      -
Exchange (a)                      187,364,863    1,874                 2,548,022        (29,722)
Issued by subsidiary                                                      (1,479)
Redemptions by subsidiary                                                     87
Treasury stock, at cost           (10,000,000)            (157,167)
Other comprehensive
   income adjustments                                                                     3,522
                                  ---------------------------------------------------------------
December 31, 1999                 177,364,863   $1,874   $(157,167)   $2,546,630       $(26,200)
Amortization by subsidiary (b)                                             1,178
Redemptions by subsidiary                                                     87
Treasury stock, at cost           (17,125,045)            (250,026)
Other comprehensive
   income adjustments                                                                    (5,661)
                                  ---------------------------------------------------------------
December 31, 2000                 160,239,818   $1,874   $(407,193)   $2,547,895       $(31,861)
                                  ===============================================================
* In thousands of dollars

(a)   On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share for share basis with
        Holdings (see Note 1).
(b)   Pursuant to a 1999 PSC rate order, Niagara Mohawk is amortizing the capital stock expense of the Adjustable
       Rate Series D preferred stock over five years (ends in 2004).

The cumulative amount of foreign currency translation adjustment was $(24,402), the unrealized gain on securities was $157 and the additional minimum pension liability was $7,616 at December 31, 2000.

NIAGARA MOHAWK CAPITAL STOCK

Niagara Mohawk is authorized to issue 250,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1998, 1999, and 2000:

                                                                        Preferred Stock
                                              ----------------------------------------------------------------------
                             Common Stock                                                                                            Accumulated
                             $1 Par Value              $100 Par Value                        $25 Par Value            Capital Stock    Other       Repurchased
                                                            Non-                                  Non-                Premium and   Comprehensive    Holdings'
                          Shares    Amount*   Shares   Redeemable* Redeemable*   Shares      Redeemable* Redeemable* Expense (Net)*   Income*     Common Stock*
---------------------  ----------- -------- ---------- ---------- ----------- -------------- ---------- ------------ ------------- -------------- -------------
December 31, 1997      144,419,351 $144,419 2,322,000   $210,000   $22,000(a) 11,781,204     $230,000     $64,530(a)  $1,798,890     ($19,202)
Issued (b)              42,945,512   42,946         -          -         -             -            -           -        563,540
Redemptions                                   (18,000)         -    (1,800)     (332,801)           -      (8,320)           101
Other comprehensive
 income adjustments                                                                                                                    (6,592)
                       ----------- -------- ---------- ---------- ----------- -------------- ---------- ------------ ------------- -------------- -------------
December 31, 1998      187,364,863 $187,365 2,304,000   $210,000   $20,400(a) 11,448,403     $230,000     $56,210(a)  $2,362,531     ($25,794)
Issued                                                         -         -     3,000,000 (c)  150,000           -         (1,479)
Redemptions                                   (18,000)         -    (1,800)   (6,232,801)(c) (150,000)     (5,820)            87
Repurchased Holdings'
 common stock                                                                                                                                       (157,167)
Dividend of Opinac                                                                                                                     25,186(d)
Other comprehensive
 income adjustments                                                                                                                    (4,545)
                       ----------- -------- ---------- ---------- ----------- -------------- ---------- ------------ ------------- -------------- -------------
December 31, 1999      187,364,863 $187,365 2,286,000   $210,000   $18,600(a)  8,215,602     $230,000     $50,390(a)  $2,361,139      ($5,153)      (157,167)
Amortization (e)                                                                                                           1,178
Redemptions                                   (18,000)         -    (1,800)     (232,801)           -      (5,820)            87
Repurchased Holdings'
 common stock                                                                                                                                       (250,026)
Other comprehensive
 income adjustments                                                                                                                    (2,306)
                       ----------- -------- ---------- ---------- ----------- -------------- ---------- ------------ ------------- -------------- -------------
December 31, 2000      187,364,863 $187,365 2,268,000   $210,000   $16,800(a)  7,982,801     $230,000      44,570(a)  $2,362,404      ($7,450)     ($407,193)
                       =========== ======== ========== ========== =========== ============== ========== ============ ============= ============== =============

*    In thousands of dollars

  Includes sinking fund requirements due within one year.
  See Item 7. Management’s Discussion and Analysis of Results of Operations - “The MRA Agreement” for a discussion of the shares issued in accordance with the MRA.
  The fixed-adjustable rate preferred stock issued during 1999 has a $25 par value with a $50 liquidation preference.
  On March 31, 1999, Niagara Mohawk distributed its ownership interest in the stock of Opinac as a dividend to Holdings. As a result, the accumulated other comprehensive income of Opinac of $25,186 million, which is entirely made up of foreign currency translation adjustment, is no longer included in Niagara Mohawk’s “Accumulated Other Comprehensive Income.” (See Note 1)
  Pursuant to a 1999 PSC rate order, Niagara Mohawk is amortizing the capital stock expense of the Adjustable Rate Series D preferred stock over five years (ends in 2004).

The cumulative amount of unrealized gain on securities was $157 and the additional minimum pension liability was $7,616 at December 31, 2000.

Purchase of Holdings’ Common Stock- Niagara Mohawk purchased 10 million shares of Holdings’ common stock through December 31, 1999 for $157.2 million.

Niagara Mohawk purchased 17,125,045 additional shares for approximately $250 million in 2000. Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the pending merger (See Note 12).

NIAGARA MOHAWK NON-REDEEMABLE PREFERRED STOCK (Optionally Redeemable)

Niagara Mohawk had certain issues of preferred stock, which provide for optional redemption at December 31, as follows:

                                                                Redemption price
                                                                    per share
                                  In thousands of dollars        (Before adding
     Series            Shares         2000             1999    accumulated dividends)
-------------------------------------------------------------------------------------
Preferred $100 par value:
     3.40%             200,000     $ 20,000         $ 20,000        $103.50
     3.60%             350,000       35,000           35,000         104.85
     3.90%             240,000       24,000           24,000         106.00
     4.10%             210,000       21,000           21,000         102.00
     4.85%             250,000       25,000           25,000         102.00
     5.25%             200,000       20,000           20,000         102.00
     6.10%             250,000       25,000           25,000         101.00
     7.72%             400,000       40,000           40,000         102.36

Preferred $25 par value:
Adjustable Rate -
   Series A          1,200,000       30,000           30,000          25.00
   Series C          2,000,000       50,000           50,000          25.00
   Series D          3,000,000      150,000          150,000          50.00
                                   --------        ---------
                                   $440,000         $440,000
                                   ========        =========

NIAGARA MOHAWK MANDATORILY REDEEMABLE PREFERRED STOCK

At December 31, Niagara Mohawk had certain issues of preferred stock, as detailed below, which provide for mandatory and optional redemption. These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which Niagara Mohawk may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45 percent series). The option to redeem additional amounts is not cumulative.

                                                                     Redemption price
                                                                        per share
                                                                       (Before adding
                                                                   accumulated dividends)
                                   Shares      In thousands of dollars
                                   ------                                       Eventual
Series                        2000      1999       2000      1999       2000      Minimum
------------------------------------------------------------------------------------------
Preferred $100 par value:
         7.45%              168,000    186,000  $ 16,800   $18,600   $   100.97  $100.00
Preferred $25 par value:
         7.85%              182,801    365,602     4,570     9,140        25.00    25.00
Adjustable Rate -
   Series B               1,600,000  1,650,000    40,000    41,250        25.00    25.00
                                                 -------   --------
                                                  61,370    68,990
Less sinking fund requirements                     7,620     7,620
                                                 -------   --------
                                                 $53,750   $61,370
                                                 =======   ========

Niagara Mohawk’s five-year mandatory sinking fund redemption requirements for preferred stock are as follows:

      Redemption
     Requirement
    (in thousands)
------------------
    2001   $7,620
    2002   $3,050
    2003   $3,050
    2004   $3,050
    2005   $3,050

NIAGARA MOHAWK LONG-TERM DEBT
Long-term debt at December 31, consisted of the following:

Series                     Due        2000      1999          Series                      2000        1999
------------------------------------------------------- -----------------------------------------------------
First Mortgage Bonds:                                   Promissory notes:
9 1/2%                     2000  $        - $  150,000  * Adjustable Rate Series due
6 7/8%                     2001     210,000    210,000    2015                           100,000    100,000
9 1/4%                     2001     100,000    100,000    2023                            69,800     69,800
5 7/8%                     2002     230,000    230,000    2025                            75,000     75,000
6 7/8%                     2003      85,000     85,000    2026                            50,000     50,000
7 3/8%                     2003     220,000    220,000    2027                            25,760     25,760
8%                         2004     232,425    232,425    2027                            93,200     93,200
6 5/8%                     2005     110,000    110,000   Revolving Credit Facility        60,000    105,000
9 3/4%                     2005     137,981    137,981   Other                           180,363    186,902
7 3/4%                     2006     275,000    275,000   Unamortized premium (discount)  (10,651)   (12,545)
                                                                                      ----------------------
*6 5/8%                    2013      45,600     45,600    Total Long-Term Debt         5,307,288  5,656,328
8 3/4%                     2022     119,012    136,597   Less long-term debt due
8 1/2%                     2023     122,020    146,020    within one year                628,325    613,740
                                                                                      ----------------------
7 7/8%                     2024     170,257    170,257                                $4,678,963 $5,042,588
*5.15%                     2025      75,000     75,000                                ======================
*7.2%                      2029     115,705    115,705
                                  --------------------
Total First Mortgage Bonds        2,248,000  2,439,585
                                  --------------------
Senior Notes:
7%                         2000           -    340,244
7 1/8%                     2001     302,439    302,439
7 1/4%                     2002     302,439    302,439
7 3/8%                     2003     302,439    302,439
7 5/8%                     2005     302,439    302,439
8 7/8%                     2007     200,000          -
7 3/4%                     2008     600,000    600,000
8 1/2%                     2010     500,000    500,000
Unamortized discount
 on 8 1/2% Senior Note              (93,940)  (126,374)
                                  ---------------------
Total Senior Notes                2,415,816  2,523,626
                                  ---------------------

* Tax-exempt pollution control related issues

Niagara Mohawk’s long-term debt increased significantly upon the closing of the MRA on June 30, 1998. The MRA was primarily financed through the Senior Notes. The Senior Notes are unsecured obligations of Niagara Mohawk and rank pari passu in right of payment to its First Mortgage Bonds, the senior bank financing and unsecured medium term notes.

Niagara Mohawk is obligated to use 85 percent of the net proceeds of the sales of the generation assets to reduce its senior debt outstanding within 180 days after the receipt of such proceeds. To date, Niagara Mohawk has received $907.5 million on the sale of a substantial portion of its non-nuclear generation assets. During 1999 and 2000, Niagara Mohawk’s net reduction in debt was approximately $1.1 billion and $283.1 million, respectively, using the proceeds from the assets sales and from improved cash flow. See Notes 2 and 3 for a discussion of the status of the remaining generation asset sales.

Several series of First Mortgage Bonds and Promissory Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with an option to convert to other rates, including a fixed interest rate which would require Niagara Mohawk to issue First Mortgage Bonds to secure the debt) which averaged 4.06 percent for 2000 and 3.23 percent for 1999 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and Niagara Mohawk, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at Niagara Mohawk’s generation facilities or to refund outstanding tax-exempt bonds and notes (see Note 5).

Other long-term debt in 2000 consists of obligations under capital leases of approximately $18.8 million, a liability to the DOE for nuclear fuel disposal of approximately $133.6 million and a liability for IPP contract terminations not related to the MRA of approximately $27.9 million. The aggregate maturities of long-term debt for the five years subsequent to December 31, 2000, excluding capital leases, in millions, are approximately $625.1, $544.9, $611.6, $233.0 and $610.6, respectively. A reduction in debt that will occur from applying proceeds from additional generation asset sales may impact the schedule of maturities of long-term debt.

EARLY EXTINGUISHMENT OF DEBT

During 2000 and 1999, Niagara Mohawk redeemed approximately $95 million and $822 million, respectively, in long-term debt prior to its scheduled maturity. Holdings and Niagara Mohawk charged to earnings, as an extraordinary item approximately $0.9 million and $23.8 million, after tax, for redemption premiums incurred, and unamortized debt expense and issuance costs. This extraordinary item had a one cent and 13 cents per share, after tax effect on Holdings’ 2000 and 1999 earnings per share, respectively.

NOTE 5. BANK CREDIT ARRANGEMENTS

Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $804 million of credit consisting of a $280 million, 364 day revolving credit facility (expires May 31, 2001, with the option to convert the loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority, discussed in Note 4. As of December 31, 2000, Niagara Mohawk borrowed $170 million from the revolving credit facility, consisting of $110 million from the 364 day revolving credit facility and $60 million from the five year revolving credit facility, leaving Niagara Mohawk with $210 million of borrowing capability under the bank facility agreement. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 7.8 percent.

Niagara Mohawk Energy has a $50 million bank facility secured by certain assets of Opinac. The facility provides for letters of credit and a $10 million line of credit. The line of credit expires on December 31, 2001. As of December 31, 2000, approximately $36.9 million letters of credit were outstanding and there were no borrowings against the line of credit. In addition, Holdings has issued guarantees of $8 million as of December 31, 2000 to trade counter-parties of Niagara Mohawk Energy.

Holdings and Niagara Mohawk had short-term debt of $110 million outstanding at December 31, 2000 and no short-term debt outstanding at December 31, 1999.

NOTE 6. FEDERAL, STATE AND FOREIGN INCOME TAXES

The federal, state and foreign income tax amounts included in Note 6 are for Holdings. The amounts for Niagara Mohawk are not materially different.

Components of United States and foreign income before income taxes:

                                       In thousands of dollars
                                   2000        1999         1998
--------------------------     ----------   ---------    ----------

United States                   $ (8,501)   $ 25,276    $ (206,372)
Foreign                            8,845       6,124         8,227
Consolidating eliminations       (21,310)     16,074        10,952
Income before income taxes
 and preferred dividend        ----------   ---------   -----------
 requirement of subsidiary     $ (20,966)   $ 47,474    $ (187,193)
                               ==========   =========   ===========

Following is a summary of the components of federal, state and foreign income tax and a reconciliation between the amount of federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                                  In thousands of dollars
                             2000        1999         1998
                          ---------   ---------   ----------
Components of federal, state and foreign income taxes:
Current tax expense:
   Federal                $ 18,592    $ 24,637    $(155,320)
   State (a)                   528       2,767          360
                          ---------   ---------   ----------
                            19,120      27,404     (154,960)
                          ---------   ---------   ----------
Deferred tax expense:
   Federal                 (22,127)     (6,931)      84,466
   State (a)                (5,744)          -            -
   Foreign                   1,982       1,474        4,126
                          ---------   ---------   ----------
                           (25,889)     (5,457)      88,592
                          ---------   ---------   ----------
      Total (b)           $ (6,769)   $ 21,947    $ (66,368)
                          =========   =========   ==========

(a) Effective date of New York state income tax implementation for Niagara
    Mohawk was January 1, 2000.
(b) Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.

Reconciliation between federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

Computed tax                        $ (7,338)    $ 15,648    $ (65,644)
-----------------------------------------------------------------------
Increase (reduction) including those attributable to
   flow-through of certain tax adjustments:

Depreciation                          27,366       21,380      20,808
Cost of removal                       (6,936)      (6,809)     (7,859)
Allowance for funds used
   during construction                  (254)      (2,442)     (4,207)
State income taxes (a)                (5,216)       2,767         360
Expiring foreign tax credits               -          692      10,053
Pension settlement amortization            -         (278)     (3,317)
Debt premium & mortgage
   recording tax                         806       14,402      (9,408)
Real estate taxes                     (5,860)       3,540       1,968
Amortization of capital stock            634           99         108
Dividends exclusion - federal
   income tax returns                   (517)        (449)       (172)
Vacation pay adjustment                  420          (36)       (230)
Provided at other than statutory
   rate                               (1,186)       1,185           -
SERP trust fund                         (446)        (268)       (483)
Settlement of IRS exams               (1,852)           -           -
Subsidiaries                            (979)      (2,294)      3,853
Reserve for Hydra-Co sale expenses         -       (1,181)        (15)
Deferred investment tax credit
   reversal (c)                       (6,110)     (23,539)     (7,454)
Other                                    699         (470)     (4,729)
                                    ---------    ----------  ---------
                                         569        6,299        (724)
                                    ---------    ----------  ---------
Federal and foreign income taxes(b) $ (6,769)    $ 21,947    $(66,368)
                                    =========    ==========  =========

(a) Effective date of New York state income tax implementation for Niagara Mohawk was January 1, 2000. There was a state income tax for Holdings’ unregulated subsidiaries prior to 2000.

(b) Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.

(c) Deferred investment tax credits of $0.8 million and $16.2 million related to the fossil and hydro generation assets that have been sold have been taken into income in 2000 and 1999, respectively, in accordance with IRS rules.

At December 31, the deferred tax liabilities (assets) were comprised of the following:

                                      In thousands of dollars
                                      2000            1999
                                  ------------   ------------
Alternative minimum tax           $   (93,228)   $   (97,652)
Unbilled revenues                     (13,964)       (12,771)
Non-utilized NOL carryforward        (805,261)      (930,117)
Other                                (430,257)      (336,478)
                                  ------------   ------------
   Total deferred tax assets       (1,342,710)    (1,377,018)
                                  ------------   ------------
Depreciation related                1,278,966      1,275,804
Investment tax credit related          62,734         65,554
MRA terminated IPP contracts        1,037,106      1,172,380
Other                                 436,722        432,237
                                  ------------   ------------
   Total deferred tax liabilities   2,815,528      2,945,975
                                  ------------   ------------
Accumulated deferred income
   taxes                          $ 1,472,818    $ 1,568,957
                                  ============   ============

In December 1998, Niagara Mohawk received a ruling from the IRS which provided that the amount of cash and the value of common stock that was paid by Niagara Mohawk to the terminated IPP Parties was deductible in 1998 which resulted in Niagara Mohawk not paying any regular federal income taxes for 1998, and further generated a substantial net operating loss for federal income tax purposes. Niagara Mohawk carried back a portion of the unused NOL to the years 1996 and 1997, and also for the years 1988 through 1990, which resulted in federal income tax refunds of $135 million that were received in January 1999. Holdings currently anticipates that it will be able to utilize the remaining NOL carryforward prior to its expiration in 2019. The amount of the NOL carryforward as of December 31, 2000 is $2.294 billion. Holdings’ ability to utilize the NOL carryforward generated, as a result of the MRA and utilization of alternative minimum tax credits, could be limited under the rules of section 382 of the Internal Revenue Code if certain changes in Holdings’ common stock ownership were to occur in the future. The merger would trigger such a limitation. Notwithstanding a limitation of the NOLs resulting from the merger, Holdings anticipates that it will be able to utilize the remaining NOLs prior to their expiration in 2019. See Note 12 for a further discussion of the pending merger.

NOTE 7. PENSION AND OTHER RETIREMENT PLANS

Niagara Mohawk and its affiliates have a non-contributory defined benefit pension plan covering substantially all employees. The plan was amended during 1998 to include a cash balance benefit in which the participant has an account to which amounts are credited based on qualifying compensation and with interest determined annually based on average annual 30-year Treasury bond yield. The majority of the costs and benefits associated with this plan are attributable to Niagara Mohawk employees. Supplemental non-qualified, non-contributory executive retirement programs provide additional defined pension benefits for certain officers. In addition, Niagara Mohawk, and its affiliates provide certain contributory health care and life insurance benefits for active and retired employees and dependents.

The changes in benefit obligations, plan assets and plan funded status for these pension and other retirement plans as of, and for the year ended December 31, are summarized as follows:

                                                             In thousands of dollars
                                                 Pension Benefits      Other Retirement Benefits
                                            ------------------------  -----------------------------
                                               2000          1999         2000        1999
                                            -----------  -----------  -----------  ----------
Change in benefit obligation:
Benefit obligation at January 1             $1,111,833   $1,302,197   $  519,058   $ 547,620
   Service cost                                 32,502       34,743       11,784      15,367
   Interest cost                                86,262       85,821       39,601      35,555
   Benefits paid to participants               (92,313)    (234,683)     (40,528)    (35,568)
   Plan amendments                                 390       19,300            -           -
   Curtailments                                   (178)      (4,818)      (1,514)      7,287
   Settlements                                 (12,728)     (32,058)           -           -
   Actuarial (gain) loss                        58,007      (58,669)      34,193     (51,203)
                                            -----------  -----------    ---------  ----------
Benefit obligation at December 31            1,183,775    1,111,833      562,594     519,058
                                            -----------  -----------   ----------  ----------
Change in plan assets:
Fair value of plan assets at January 1       1,344,647    1,446,512      245,090     210,046
   Contributions                                29,247       11,878            -       9,435
   Net return on plan assets                   (10,856)     157,627       26,883      25,609
   Benefits paid to participants               (91,085)    (234,152)           -           -
   Settlements                                 (15,233)     (37,218)           -           -
                                            -----------  -----------   ----------  ----------
Fair value of plan assets at December 31     1,256,720    1,344,647      271,973     245,090
                                            -----------  -----------   ----------  ----------
Funded status                                   72,945      232,814     (290,621)   (273,968)
Unrecognized initial obligation                 10,253       12,788      130,680     141,570
Unrecognized net gain from actual
   return on plan assets                      (249,756)    (366,232)           -           -
Unrecognized net loss (gain) from past
   experience different from that assumed       39,939      (17,612)       9,262     (14,507)
Unrecognized prior service cost                 73,290       81,178       (6,166)    (15,508)
Accumulated other comprehensive income          (8,395)      (6,746)           -           -
                                             ----------  -----------   ----------  ----------
Benefits liability on Holdings'
   consolidated balance sheet               $  (61,724)  $  (63,810)   $(156,845)  $(162,413)
                                            ===========  ===========   ==========  ==========

In 2000, Niagara Mohawk experienced a net curtailment/settlement gain of $1.2 million due to the employee transfers associated with the sales of the Oswego and Albany generating plants. This gain is included in the deferred loss on the sale of the assets. In 1999, there was a net curtailment/settlement gain of $35.3 million due to employee transfers associated with generation asset sales and normal terminations.

The non-qualified executive pension plan has no plan assets due to the nature of the plan, and therefore, has an accumulated benefit obligation in excess of plan assets of $16.5 million and $12.4 million at December 31, 2000 and 1999, respectively.

The following table summarizes the components of the net annual benefit costs.

                                                 In thousands of dollars
                                 Pension Benefits                   Other Retirement Benefits
                        ------------------------------------   ------------------------------------
                           2000        1999         1998          2000         1999        1998
                        -----------  ----------  -----------   -----------  -----------  ----------
Service cost               $32,502     $34,743      $30,430       $11,784      $15,367     $14,338
Interest cost               86,262      85,821       79,748        39,601       35,555      35,338
Expected return
   on plan assets          (95,399)    (97,151)     (95,472)      (21,277)     (17,501)    (16,752)
Amortization of the
   initial obligation        2,381       2,526        2,559        10,890       10,890      10,890
Amortization of
   gains and losses         (5,028)     (1,574)      (8,408)        4,841       10,695       8,367
Amortization of prior
   service costs             7,230       7,675        4,899        (9,244)     (10,271)     (9,508)
                        -----------  ----------  -----------   -----------  -----------  ----------
Net benefit cost before
curtailments and
settlements                 27,948      32,040       13,756        36,595       44,735      42,673

Curtailment (gain) loss      1,025       6,470            -        (1,635)       5,370           -
Settlement gain             (2,232)    (47,102)           -             -            -           -
                        -----------  ----------  -----------   -----------  -----------  ----------
Net benefit cost (1)      $ 26,741     $(8,592)     $13,756       $34,960     $ 50,105     $42,673
                        ===========  ==========  ===========   ===========  ===========  ==========

(1)    A portion of the benefit costs relates to construction labor, and accordingly, is allocated to construction projects.

                                     Pension Benefits   Other Retirement Benefits
                                     ----------------   --------------------------
                                      2000      1999        2000      1999
                                     -----     -----        ----      ----
Weighted average assumptions
 as of December 31:
  Discount rate                      7.75%      7.75%       7.75%     7.75%
  Expected return on plan assets     9.50       9.25        9.50      9.25
  Rate of compensation increase
   (plus merit increases)            2.50       2.50         N/A       N/A
  Health care cost trend rate:
   Under age 65                       N/A        N/A        9.00      6.00
   Over age 65                        N/A        N/A        9.00      5.50

The assumed health cost trend rates decline to 5 percent in 2004 and remain at that level thereafter. The assumed health cost trend rates can have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1% Increase     1% Decrease
                                            --------------- ----------------
Effect on total of service and interest
 cost components of net periodic
 postretirement health care benefit cost        $ 4,961        $ (4,201)

Effect on the health care component of
 the accumulated postretirement
 benefit obligation                              45,742         (39,391)

Holdings recognizes the obligation to provide post-employment benefits if the obligation is attributable to employees’ past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 2000 and 1999, Holdings’ post-employment benefit obligation is approximately $21.5 million and $15.7 million, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: Niagara Mohawk has several types of long-term contracts for the purchase of electric power. Niagara Mohawk’s commitments under these long-term contracts, as of January 1, 2001, excluding its commitments with NYPA, which are shown separately, are summarized in the table below. Following the table are descriptions of the different types of these long-term contracts. For a detailed discussion of the financial swap agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets (the sale of the Huntley and Dunkirk coal-fired generation plants and the sale of the Albany oil and gas-fired generation plant) which are not included in the table below, see Note 9.

             (In thousands of dollars)
           Estimated       Estimated                  Estimated    Estimated
          Fixed Costs    Variable Costs               Purchased    Purchased
                             Capacity,                 Capacity     Energy
Year       Capacity    Energy and Taxes **   Total     (in MW)     (in MWh)
-----------------------------------------------------------------------------
2001       $102,157        $206,698        $308,855     1,933     3,940,284
2002         40,288         188,792         229,080     1,294     3,416,549
2003         30,226         183,627         213,853     1,271     3,324,143
2004         15,218         177,637         192,855       406     3,144,561
2005         15,354         178,084         193,438       400     3,125,016
2006-2015    79,498       1,655,730       1,735,228       377 *  30,938,423

*    MW value represents the average annual quantity of purchased capacity
**   Does not include puts (see below)

PURPA Contracts
Under the requirements of PURPA, Niagara Mohawk is required to purchase power generated by IPPs, as defined therein. Niagara Mohawk has 112 PPAs with 120 IPP facilities, amounting to approximately 635 MW of capacity at December 31, 2000. All of this capacity amount is considered firm and excludes PPAs that provide energy only. The table above includes the estimated payments for fixed costs (capacity) and variable costs (capacity, energy and related taxes) that Niagara Mohawk estimates it will be obligated to make under these 112 IPP contracts, excluding the put contracts (see below) and the financial obligation under the swap contracts. The payments to the IPPs are subject to the tested capacity and availability of the facilities, scheduling and price escalation. These payments have been significantly reduced by the consummation of the MRA and additional IPP buyouts made in 1999 and 2000. See Note 2 for a further discussion of the additional IPP buyouts made in 1999 and 2000.

Fixed capacity costs (in the table above) relate to three contracts as follows: 1) a contract with an IPP [that was a party to the MRA], 2) a contract entered into along with the sale of the Oswego generation assets as discussed further below, and 3) the contract entered into along with the sale of the hydroelectric generation assets as discussed further below. With respect to the IPP contract, Niagara Mohawk is required to make capacity payments, including payments when the facility is not operating but available for service. The terms of this contract allow Niagara Mohawk to schedule energy deliveries and then pay for the energy delivered. Contracts relating to the remaining IPP facilities in service at December 31, 2000 require Niagara Mohawk to pay only when energy is delivered. Niagara Mohawk paid approximately $415 million, $435 million and $785 million in 2000, 1999 and 1998 for 5,077,000 MWh, 6,765,000 MWh and 9,700,000 MWh, respectively, of electric power under all IPP contracts.

Fossil/Hydro Contracts
As part of the sale of Niagara Mohawk’s fossil and hydro generation assets, Niagara Mohawk entered into PPAs with the buyers of these assets for the purchase of capacity and energy as discussed in more detail below. The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs that Niagara Mohawk estimates it will make under these contracts. Niagara Mohawk paid approximately $137.0 million in 2000 and $123.7 million in 1999 for 1,948 MW and 2,409 MW of capacity and 3,274,000 MWh and 3,490,000 MWh of electric power, respectively, under these PPAs.

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

Nuclear Contracts
The table above does not include the estimated payments for the PPAs entered into with the buyers of the nuclear generation assets, since Niagara Mohawk has not closed on these asset sales. As part of the agreement with Constellation to sell its nuclear generation assets, Niagara Mohawk would enter into PPAs to purchase 90 percent of the actual hourly nuclear plant output for its percentage interest of the nuclear plants at negotiated competitive prices for approximately 10 years. Niagara Mohawk would pay only for delivered output from the units. Upon the expiration of the PPAs, there would be revenue sharing agreements whereby Niagara Mohawk would be entitled to future payments from Constellation over a ten-year period if electric energy and capacity market prices exceed certain amounts during the ten-year sharing period. Niagara Mohawk would not be required to buy energy from Constellation, LLC under the revenue sharing agreements. See Note 3 for a complete discussion of the proposed sale of the nuclear generation assets.

Put Contracts
As part of the MRA, Niagara Mohawk signed put agreements with eight of the IPP Parties whereby the IPP Parties have an option to put the physical delivery of energy to Niagara Mohawk at market prices. These put agreements will be in effect until the NYISO meets certain volume and capacity conditions for a consecutive six-month period. If the NYISO does not meet the defined volume and capacity transactions that are outlined in the put agreements, then the put agreements are in effect until June 2008. Although the volume and capacity conditions have not yet been met in all of the contracts, Niagara Mohawk negotiated during 2000 to terminate the requirement to purchase physical energy from six of the eight IPP Parties with put agreements. Since Niagara Mohawk cannot predict if and when the NYISO will meet the volume and capacity conditions, the cost and quantity of energy associated with the remaining put agreements have not been included in the table above. Niagara Mohawk paid approximately $46.4 million in 2000 and $75.9 million in 1999 for 898,037 MWh and 2,782,678 MWh, respectively, of electric power received as part of these put agreements. If the remaining two put agreements remain in effect, Niagara Mohawk expects to pay approximately $19.5 million to $38.8 million for 509,000 MWh to 1,025,000 MWh of electric power in each of the years 2001 to 2008.

While the PPAs for the generation asset sales, which were entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the “provider of last resort” as outlined in the Power Choice agreement.

At January 1, 2001, Niagara Mohawk had long-term contracts to purchase electric power from the following generation facilities owned by NYPA:

                               Expiration   Purchased     Estimated
                                date of     capacity       annual
Facility                       contract      in MW       capacity cost
------------------------------------------------------------------------
Niagara - hydroelectric
 project                         2007         927        $28,355,000
St. Lawrence - hydroelectric
 project                         2007         104          1,248,000
Blenheim-Gilboa - pumped
 storage generating station      2002         270          7,452,000
                                           -----------------------------
                                            1,301        $37,055,000
                                           =============================

The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts, plus other miscellaneous NYPA purchases, was approximately, in millions, $144.3, $112.4 and $93.1 for the years 2000, 1999 and 1998, respectively. Niagara Mohawk continues to have a contract with NYPA’s Fitzpatrick nuclear facility to purchase for resale up to 46 MW of power for NYPA’s economic development customers.

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

At January 1, 2001, Niagara Mohawk Energy had long-term contracts to purchase electric power from various generation facilities as follows:

            Estimated       Purchased
             Energy          energy
Year         Costs           in MWh
-------------------------------------
2001      $38,010,736     1,165,080
2002       12,744,720       438,000
2003       12,722,160       438,000
2004       12,758,320       438,000

The purchase capacities above are based on the contracts currently in effect.

GAS SUPPLY, STORAGE AND PIPELINE COMMITMENTS: In connection with its regulated gas business, Niagara Mohawk has long-term commitments with a variety of suppliers and pipelines to purchase gas commodity, provide gas storage capability and transport gas commodity on interstate gas pipelines.

The table below sets forth Niagara Mohawk's estimated commitments at December 31, 2000, for the next five years, and thereafter.

             (In thousands of dollars)
                          Gas Storage/
Year         Gas Supply     Pipeline
--------------------------------------
2001         $118,266       $66,359
2002           86,031        32,421
2003           86,031        13,696
2004           86,219        13,696
2005           86,031        13,696
Thereafter     71,661        35,603

With respect to firm gas supply commitments, the amounts are based upon volumes specified in the contracts giving consideration for the minimum take provisions. Commodity prices are based on New York Mercantile Exchange quotes and reservation charges, when applicable. Storage and pipeline capacity commitments’ amounts are based upon volumes specified in the contracts, and represent demand charges priced at current filed tariffs. At December 31, 2000, Niagara Mohawk’s firm gas supply commitments extend through October 2006, while the gas storage and transportation commitments extend through October 2012.

The table below sets forth Niagara Mohawk Energy's estimated commitments at December 31, 2000, for the next five years, and thereafter.

        (In thousands of dollars)
                  Gas
Year          Commitments
---------------------------------
2001              $301
2002               301
2003               116
2004                54
2005                54
Thereafter          14

The prices listed above are based on the contracts currently in effect. Niagara Mohawk Energy has long-term commitments with a variety of suppliers and pipelines to purchase commodity, provide gas storage capability and transport gas commodity on interstate gas pipelines.

SALE OF CUSTOMER RECEIVABLES: Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. For receivables sold, Niagara Mohawk has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NMR has its own separate creditors which, upon liquidation of NMR, will be entitled to be satisfied out of its assets prior to any value becoming available to Niagara Mohawk. The sale of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NMR in fee simple for reasonably equivalent value, and all receivables transferred to NMR are assets owned by NMR in fee simple and are not available to pay Niagara Mohawk’s creditors.

At December 31, 2000 and 1999, $230.1 million and $215.1 million, respectively, of receivables had been sold by NMR to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 2000, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $71.2 million.

To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to Niagara Mohawk’s large, diverse customer base within its service territory. Niagara Mohawk generally does not require collateral (i.e. customer deposits).

From the fourth quarter of 1999 through April 2000, and in September 2000 through December 2000, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for this period. NMR was in compliance with the ratio for the months of May through August 2000. While NMR is working to return to compliance with this ratio, it is possible a non-compliance condition could continue to exist. NMR is unable to predict whether further waivers would be granted.

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

Niagara Mohawk is currently aware of 132 sites with which it may be associated, including 70 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation, and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk’s estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation (“DEC”). Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several.

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, Niagara Mohawk has accrued a liability in the amount of $285 million, which is reflected in both Holdings and Niagara Mohawk’s Consolidated Balance Sheets at December 31, 2000. The potential high end of the range is presently estimated at approximately $496 million, including approximately $235 million in the unlikely event Niagara Mohawk is required to assume 100 percent responsibility at non-owned sites. Niagara Mohawk increased its environmental liability $45 million in 2000 as compared to 1999 primarily as a result of the availability of information on certain sites resulting from the progress made on feasibility studies and the issuance of a proposed remedial action plan on one site. Such information revealed that the extent of soil contamination on certain sites was greater than originally anticipated. In addition, there were more stringent regulatory requirements being imposed on Niagara Mohawk. The probabilistic method was used to determine the amount to be accrued for 21 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk is currently negotiating a voluntary clean-up agreement with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for the investigation of these sites in the estimated liability.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $86.2 million, with an expected value calculation of $62.3 million, which is included in the amounts accrued at December 31, 2000. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a proposed remedial action plan (“PRAP”) in October 2000. Based on this PRAP and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.6 million and an expected value calculation of $13.6 million. With respect to another operating unit, the DEC is expected to issue a PRAP in the summer of 2001. Currently, the high end of this unit is estimated to be $63.5 million, with an expected value calculation of $43.2 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $7.1 million, with an expected value calculation of $5.5 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

In May 1995, Niagara Mohawk filed a complaint pursuant to applicable federal and New York State law in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss Niagara Mohawk’s claims against the state of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Niagara Mohawk opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General’s motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the state of New York and the Department of Transportation. In a Memorandum - Decision and Order, dated September 28, 2000, the Court: 1) denied Niagara Mohawk’s CERCLA and New York Navigation Law motions for summary judgment on liability; 2) denied defendant Beazer East, Inc.‘s motions for summary judgment under New York CPLR section 1401 and the New York Navigation Law; and 3) granted defendant Mohawk Valley Oil’s (“MVO”) cross-motions for summary judgment with respect to Niagara Mohawk’s CERCLA and New York Navigation Law claims. The Court further ordered that MVO be dismissed from the case. Niagara Mohawk filed a motion seeking leave to file an interlocutory appeal of the court rulings with respect to MVO. The court denied Niagara Mohawk’s motion, thus Niagara Mohawk cannot file an appeal until after the conclusion of the trial, or following settlement with the remaining defendants.

To date, Niagara Mohawk has settled with Jones Chemicals, Inc., the Thruway Authority and the Canal Corporation. Niagara Mohawk is engaged in settlement negotiations with the remaining defendants. Should the case proceed to trial, the court has established March 19, 2001 as the trial ready date. As a result, Niagara Mohawk cannot predict the outcome of the pending litigation against the remaining defendants or the allocation of Niagara Mohawk’s share of the costs to remediate the Harbor Point and surrounding sites.

CONSTRUCTION PROGRAM: Niagara Mohawk is committed to an ongoing construction program to assure transmission and delivery of its electric and gas services. Niagara Mohawk presently estimates that the construction program for the years 2001 through 2003 will require approximately $658 million, excluding AFC and nuclear fuel. For the years 2001 through 2003, the estimates, in millions, are $232, $214, and $212, respectively, which includes amounts relating to Niagara Mohawk’s nuclear assets through June 1, 2001. If the nuclear sale does not occur, Niagara Mohawk estimates it will incur expenditures for construction and nuclear fuel of $34.1 million for 2001 and $71 million and $34 million for 2002 and 2003, respectively. Any delay in the timing or outcome of these remaining generation asset sales will effect Niagara Mohawk’s capital expenditure requirements.

NOTE 9. FAIR VALUE OF FINANCIAL AND DERIVATIVE FINANCIAL INSTRUMENTS

The discussion that follows covers Holdings, Niagara Mohawk, and its subsidiaries. When necessary, specific reference is made to the subsidiary company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND TEMPORARY CASH INVESTMENTS: The carrying amount approximates fair value because of the short maturity of the financial instruments.

LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK: The fair value of fixed rate long-term debt and redeemable preferred stock is estimated using quoted market prices where available or discounting remaining cash flows at Niagara Mohawk’s incremental borrowing rate. The carrying value of NYSERDA bonds and other long-term debt is considered to approximate fair value.

DERIVATIVE FINANCIAL INSTRUMENTS: The fair value of futures and swap contracts are determined using quoted market prices or broker quotes, where available, and various financial modeling tools. See Note 8 for a discussion of the financial sharing agreement that Niagara Mohawk has entered into concerning the announced sale of the nuclear generation assets.

The financial instruments held or issued by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk Energy, Opinac’s energy marketing subsidiary, also holds financial instruments and is engaged in trading activities. The amounts for Holdings and Niagara Mohawk differ only in the cash and temporary cash investments. All other amounts shown for Holdings are the same for Niagara Mohawk. The estimated fair values of their financial instruments are as follows:

                                     (In thousands of dollars)
                                    2000                   1999
                           Carrying      Fair      Carrying     Fair
At December 31,             Amount      Value        Amount      Value
------------------------------------------------------------------------
Niagara Mohawk
Cash and temporary cash
   investments           $   75,025  $   75,025  $   72,479  $   72,479
Holdings
Cash and temporary cash
   investments           $  108,343  $  108,343  $  116,164  $  116,164
Mandatorily redeemable
   preferred stock           61,370      60,684      68,990      66,564
Long-term debt:
   First Mortgage bonds   2,248,000   2,265,265   2,439,585   2,380,992
   Senior Notes           2,415,816   2,420,143   2,523,626   2,423,611
   Promissory notes         413,760     413,760     413,760     413,760
   Other                    331,535     331,535     269,827     269,827
Swap contract
   regulatory asset *       778,229     778,229     663,718     663,718

* Includes a portion reported in MRA regulatory asset

DERIVATIVE FINANCIAL INSTRUMENTS - NIAGARA MOHAWK

SWAP CONTRACT REGULATORY ASSET: Niagara Mohawk has three different types of swap contracts (1) eight IPP indexed swap contracts that resulted from the Master Restructuring Agreement (MRA), (2) swap contracts from the sale of Niagara Mohawk’s Huntley and Dunkirk coal-fired generation plants, and (3) a swap contract resulting from the sale of the oil and gas-fired plant at Albany. Niagara Mohawk has recorded a liability for these contractual obligations and recorded a corresponding regulatory asset since payments under these contracts are authorized and are currently being recovered under Power Choice. The amount of this liability and regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. Significant terms of the contracts are as follows:

IPP Indexed Swap Contracts: Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts began in July 1998 and expire in June 2008. They are structured as indexed swap contracts where Niagara Mohawk receives or makes payments based upon the differential between the contract price and a market reference price for electricity. As of December 31, 2000 and 1999, Niagara Mohawk has recorded a $747.1 million and $607.3 million in the liability for swap contracts, respectively, and has recorded a corresponding swap contracts regulatory asset. In the balance sheet presentation, a portion of the swap regulatory asset is contained within the MRA Regulatory Asset based on the timing of when it was recorded and the regulatory treatment it receives. As of December 31, 2000 and 1999, this portion was $153.1 million and $ 158.0 million, respectively.

The contract prices were fixed for the first two years and in July 2000 changed to an indexed pricing formula primarily related to natural gas prices. The indexed pricing structure ensures that the price paid for energy and capacity will fluctuate relative to the underlying market cost of gas and general indices of inflation. Contract quantities are fixed for each year of the full ten-year term of the contracts and average 4.1 million MWh.

During 2000, there were significant increases in the cost of natural gas. These increases, when factored into the indexing formulas of the IPP swaps, created larger than anticipated contract payments under these swaps. The increased gas costs also triggered increases in the price of electricity, which, since the swap payment is based on the difference between the contract prices and referenced electricity prices, has tended to mitigate the overall impact of the gas price increase on the swap payments. Niagara Mohawk took steps in the latter part of 2000 to further mitigate such increases. See the discussion on the “Gas Futures Contracts - IPP Indexed Swaps” and “Gas Basis Swaps - Indexed Swaps,” later in this note.

Huntley and Dunkirk Swap Contracts: Concurrent with the sale of the generating stations, Niagara Mohawk signed agreements to purchase capacity and energy from the new owners. The amount of power was set by the contract with a call option on additional amounts. The contracts began at the sale date, June 1999, and converted to financial swaps at December 1, 1999 triggered by the ISO implementation. The contracts are financial only; no electricity is delivered under these agreements. Each month, the payment is the net of a fixed charge and a financial swap. The swap payment is based on the difference between fixed contract prices and referenced market prices applied to stated notional quantities. Contract notional quantities average 2.9 million MWh annually. These agreements expire in June 2003.

The anticipated overmarket payments under the swap contracts represent a liability of Niagara Mohawk. As of December 31, 2000 and 1999, Niagara Mohawk has recorded $13.6 million and $56.4 million in the liability for swap contracts, respectively, and has recorded a corresponding swap contract regulatory asset. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices.

The reason for the decrease in the swap liability from December 31, 1999, apart from amortization of the contract quantities, is the increase in the market price of power during 2000. Since Niagara Mohawk’s swap payment is based on fixed prices, and the counterparty’s payment to Niagara Mohawk is based on the market price of power, the monthly settlement has shifted from a net payment to a net receipt for those months with a notional quantity. This has reduced the overall liability for the life of these contracts.

Albany Swap Contract: In connection with the sale of the Albany generating station, Niagara Mohawk entered into a financial contract with the new owner. The contract began in June 2000 and will expire September 30, 2003. The contract is a financial agreement with no physical energy being delivered. Each month, the payment is the net of a fixed charge and the financial swap. The swap payment is based on the difference between contract, indexed prices, and referenced market prices applied to a notional amount based on a call quantity of power. The call quantity is capped each year and totals 1,300 GWh for the life of the contract. Niagara Mohawk has two options in the execution of this contract: (1) Niagara Mohawk decides, within limits stated in the contract, how much power to call on for the purposes of calculating the swap and (2) Niagara Mohawk can also choose between using the price of oil or natural gas in the indexing of the contract prices.

The anticipated payments under the swaps represent a liability of Niagara Mohawk. As of December 31, 2000, Niagara Mohawk has recorded $17.5 million in the liability for swap contracts and has recorded a corresponding swap contract regulatory asset. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices.

During 2000, there were significant increases in the cost of natural gas. These increases when factored into the indexing formulas of the Albany swaps, created larger than anticipated contract payments under these swaps. The increased gas costs also triggered increases in the price of electricity. Since the swap payment is based on the difference between the contract prices and referenced electricity prices, this has tended to mitigate the overall impact on the swap payments. Further mitigating this increase in contract price was the ability for Niagara Mohawk to call on notional power when it was most advantageous. Niagara Mohawk took steps in the latter part of 2000 to mitigate such increases. See the discussion on the “Oil Commodity Swap” later in this note.

At December 31, 2000, Niagara Mohawk projects that it will make the following payments in connection with the IPP, Huntley/Dunkirk and Albany swap contracts for the years 2001 to 2005, and thereafter subject to changes in market prices and indexing provisions:

             Projected
              Payment
           (in thousands
Year        of dollars)
------------------------
2001        $ 106,490
2002          167,366
2003          177,171
2004          147,524
2005          135,472
Thereafter    364,491

DERIVATIVE HEDGING INSTRUMENTS: Niagara Mohawk believes that the above-market payments under the IPP indexed swaps, Huntley and Dunkirk swaps and Albany swap, are, in aggregate, included within the forecast used in setting the Power Choice prices. However, through August 2001, prices for approximately three-quarters of its sales are fixed. Therefore, significant increases in the swap payments could pose a risk to earnings. The price of natural gas is the major component in the indexing of the IPP swap contracts. Natural gas or oil is the primary component of the indexing of the Albany swap. The prices for the Huntley and Dunkirk payments are fixed by the contracts. As noted in the discussion above on the various swap liabilities, increases in the price of natural gas have adversely impacted the payments Niagara Mohawk has and will continue to make. During 2000, Niagara Mohawk took steps to mitigate this risk by a combination of NYMEX gas futures, fixed for floating gas basis swaps, and an oil commodity swap.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power. The price for this power is indexed to natural gas. Recent increases in the price of gas have caused this contract to be more costly. Niagara Mohawk has purchased NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk to price risk for those commodities. During 2000, Niagara Mohawk took steps to mitigate these risks through the purchase of NYMEX gas futures and by entering into fixed for floating electric swaps.

These hedging contracts have been accounted for under SFAS No. 80, “Accounting for Futures Contracts” with the gain on the instruments deferred until the month in which the hedged purchases occur. The hedges are expected to be highly effective in achieving offsetting cash flows. Changes in market value of futures contracts relating to hedged items are deferred until the physical transaction occurs, at which time, income or loss is recognized. Details of all derivatives used for hedging are in the sections that follow.

Gas Futures Contracts - IPP Indexed Swaps: Beginning in July 2000, the payments Niagara Mohawk made on the eight IPP swap contracts began indexing with natural gas as the primary component of the indexing formula. Through renegotiations, Niagara Mohawk was able remove the gas price risk on two of the IPP swaps. Beginning in August 2000, Niagara Mohawk began purchasing NYMEX gas futures to hedge the gas commodity component of the indexed contract payments for the remaining six IPP indexed swap contracts for the period September 2000 through August 2001. The NYMEX futures cover all of the quantity of gas impacting these payments during this time frame. At December 31, 2000, a deferred gain of $59.7 million was recorded in Regulatory and Other Liabilities, “Deferred gain on swap hedges”, with $44.9 million recorded in “Swap Hedges Receivable” and $14.8 million recorded in “Cash.”

Gas Futures Contracts - Non-MRA IPP Contract: One non-MRA IPP contract includes a provision which indexes the price Niagara Mohawk pays to the IPP to the price of natural gas. This is a physical delivery power contract and not a financial instrument. In the fourth quarter of 2000, Niagara Mohawk began purchasing NYMEX gas futures as a means to mitigate the gas price risk associated with this contract. At December 31, 2000, a deferred gain of $7.0 million was recorded in Regulatory and Other Liabilities, “Deferred gain on swap hedges” with $5.3 million recorded in “Swap Hedges Receivable” and $1.7 million recorded in “Cash.”

Gas Basis Swaps - Indexed Swaps: The gas factor in the indexing formula for each of the six IPPs designates a particular geographic pricing point for the referenced price of natural gas. NYMEX futures contracts are predicated on the commodity price of gas at the Henry Hub in Louisiana. The term “basis” refers to the price differential between the price of gas at the Henry Hub and the price at some other particular pricing point. The gas component to the indexing formula in each of the IPP contracts encompasses both the commodity price and the basis cost for gas to the particular pricing point identified in the contract.

To more fully hedge the impact that gas prices have on the indexed price, Niagara Mohawk entered into fixed for floating gas basis swap agreements with several counterparties. These contracts fix the basis cost of gas between the Henry Hub and each of the pricing points stated in the IPP swaps. This hedging was undertaken for the period of October 2000 through August 2001. The quantities hedged were the same quantities as determined for the NYMEX futures contracts used to hedge the commodity. At December 31, 2000, a deferred gain of $2.5 million was recorded in Regulatory and Other Liabilities, “Deferred gain on swap hedges,” with a corresponding entry recorded in “Swap Hedges Receivable.”

Oil Commodity Swap: The floating payment Niagara Mohawk makes on the Albany swap contract is indexed to the price of either natural gas or oil. Niagara Mohawk has the option of selecting which fuel is used in the calculation. Increases in gas and oil could adversely impact the cash flows of this contract. In order to mitigate the risk of exposure to the increased fuel cost, Niagara Mohawk chose to enter a fixed for floating swap on the price of oil for quantities that would offset the rise in the price of oil used in the Albany swap formula. If gas prices exceed oil prices, payments are based on oil prices, for which Niagara Mohawk has a hedge. If oil prices exceed gas prices, the swap payments will be based on gas prices.

Under the Oil Commodity swap, Niagara Mohawk pays a fixed price for a set quantity of oil in specific months between January and August 2001. The counterparty pays a market price for oil that is highly correlated with the oil price referenced in the Albany swap contract. Price movements in the oil swap are expected to correlate with changes in the cost of oil used in the Albany swap. The results should substantially offset the effects that oil price changes have on the indexed contract price. At December 31, 2000, a deferred loss of $2.7 million was netted in the Regulatory Liability, “Deferred gain on swap hedges” with an offsetting entry to “Swap Hedges Receivable.”

Gas Futures Contracts - Gas for Resale to Customers: For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. In June 2000, Niagara Mohawk began using NYMEX gas futures as hedges to effectively and prudently manage those costs.

The item to be hedged, purchased natural gas, exposes Niagara Mohawk’s customers to commodity price volatility. The anticipated transactions being hedged are the purchases of natural gas for resale to customers for the winter heating season of November 2000 through March 2001. At December 31, 2000, a deferred gain of $13.0 million was recorded in “Deferred Gain on Hedging Activity” with $8.0 million recorded in “Current Assets - Other” and $5.0 million recorded in “Cash.”

Electricity Swaps: During several months of 2001, Niagara Mohawk projects that it will be in a short position for electricity needed to supply customers. For those months, electricity would need to be purchased through the NYISO at market prices. In order to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this shortage through fixed for floating swaps on electricity.

Niagara Mohawk pays a fixed rate and the counterparty pays the NYISO market rate for contractually set quantities of on-peak and off-peak power through May 2001. Since Niagara Mohawk is purchasing power through the NYISO in those same quantities and for the same periods, these swaps will be highly effective in achieving offsetting cash flows. At December 31, 2000, a deferred gain of $4.4 million was recorded in “Deferred Gain on Hedging Activity” with the corresponding entry to “Current Assets - Other.”

Niagara Mohawk’s open positions in derivative instruments consisted of long positions with fair values as follows:

At December 31,                                    2000                  1999
                                           Fair Value   Units    Fair Value    Units
       Instrument               Position    (000's)    (000's)    (000's)     (000's)
-------------------------------------------------------------------------------------
NYMEX Gas Futures - IPP Swaps     Long     $44,882    16460 Dth        -          -
NYMEX Gas Futures - Non-MRA IPP   Long       5,262     1930 Dth        -          -
Gas Basis Swap                    Long       2,486    20170 Dth        -          -
Oil Commodity Swap                Long      (2,719)     772 bbl        -          -
                                           --------
 Swap Hedges Receivable                    $49,911                     -
                                           ========
NYMEX Gas Futures - Gas Supply    Long      $8,000     1600 Dth        -          -
Electricity Swap                  Long       4,442      714 MWh        -          -
                                           --------
 In Current Assets - Other                 $12,442                     -
                                           ========

DERIVATIVE FINANCIAL INSTRUMENTS - NIAGARA MOHAWK ENERGY

NIAGARA MOHAWK ENERGY: Niagara Mohawk Energy has its own risk management policy, which defines the limits within which it can carry out its commercial activities. The purpose of the risk management program is to mitigate risks associated with various energy commodities. Niagara Mohawk Energy is permitted to carry open positions and accordingly is exposed to market risks. The risk management program systematically identifies, measures, evaluates and actively manages, and reports on the market driven risks associated with Niagara Mohawk Energy’s commercial activities.

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

Niagara Mohawk Energy’s portfolio has net open positions. Open positions create exposure to fluctuations in market prices that may adversely impact the reported financial position and results of operation. A Value at Risk (“VaR”) model is used to access market risk within the portfolio. The model utilizes a variance/co-variance methodology with a 95 percent confidence level and a five-day holding period. Throughout 2000, Niagara Mohawk Energy’s VaR has ranged from $1.1 million to $5.8 million.

In 1999, non-trading activities were, generally, transactions entered into to hedge the market fluctuations of contractual and anticipated commitments. Gas futures were used for hedging purposes. Changes in the market value of contracts relating to hedged items were deferred until the physical transaction occurred, at which time income or loss was recognized. During 2000, activities for non-trading purposes generally consisted of gas and electric retail contracts with gas futures now included in the trading portfolio. Changes in the market value of the gas futures contracts are recorded in earnings.

At December 31, 2000 and 1999, Niagara Mohawk Energy’s open non-trading positions consisted of long and short gas and electric retail contracts. Futures contracts are included in 1999 only. The approximate fair values are as follows:

Non-Trading           December 31, 2000           December 31, 1999
                  Fair Value       Units        Fair Value       Units
Positions      (in thousands) (in thousands) (in thousands)  (in thousands)
---------------------------------------------------------------------------
Gas - Long       $ 28,509       3,274 Dth       $  9,596        3,920 Dth
Gas - Short      $ 23,209       2,769 Dth       $  4,725        2,020 Dth
Electric - Long  $ 14,404         365 MWh       $125,026        4,493 MWh
Electric - Short $154,766       3,180 MWh              -            -

The fair value of non-trading positions was determined using quoted market prices or broker’s quotes.

During 2000, Niagara Mohawk Energy used futures, forwards, swaps, TCCs, and options for trading purposes. Transactions used for trading purposes are accounted for on a mark-to-market basis with changes in the fair value recognized as a gain or loss in the period of the change. At December 31, 2000, and 1999, Niagara Mohawk Energy’s open trading positions had approximate fair values as follows:

Trading                 December 31, 2000             December 31, 1999
                     Fair Value      Units         Fair Value      Units
Positions         (in thousands) (in thousands) (in thousands) (in thousands)
-----------------------------------------------------------------------------
Gas - Long          $ 46,250        4,534 Dth          -              -
Gas - Short         $ 59,574        6,841 Dth          -              -
Electric - Long     $509,606       14,529 MWh          -              -
Electric - Short    $485,669       13,495 MWh          -              -

The fair values of these instruments are determined by reference to published market prices, broker’s quotations, published forecasts, or other available market data.

INVESTMENTS IN DEBT AND EQUITY SECURITIES: Niagara Mohawk’s investments in debt and equity securities consist of trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2 (see Note 3), investments held by Opinac and a trust fund for certain pension benefits. Holdings and Niagara Mohawk have classified all investments in debt and equity securities as available for sale and have recorded all such investments at their fair market value at December 31, 2000.

The nuclear decommissioning trust funds comprise over 71 percent of the investments in debt and equity securities. The agreement to sell the nuclear generation assets includes the transfer of the decommissioning trust funds to the buyer. In anticipation of that sale, and to reduce the risk of a detrimental market shift affecting the funds, Niagara Mohawk converted all decommissioning assets to high grade, short-term commercial paper in October and November of 1999. The instruments purchased have specified coupon rates and maturity dates of generally one to four months. Remaining cash is invested in an overnight, short-term investment fund. Due to the current makeup of the funds the book and market values are approximately equal therefore the decommissioning funds no longer experience any substantial unrealized gains or losses. These actions tended to increase the sales activity for 1999 with lesser sales activity in 2000. Most of the current activity in the funds is comprised of maturing funds rolled into new commercial paper.

The proceeds from the sale of investments were $ 177.7 million, $463.9 million, and $202.1 million in 2000, 1999, and 1998, respectively. Net realized and unrealized gains and losses related to the nuclear decommissioning trust are reflected in “Accumulated Depreciation and Amortization” on the Consolidated Balance Sheets, which is consistent with the method used by Niagara Mohawk to account for the decommissioning costs recovered in rates. The unrealized gains and losses related to the investments held by the pension trust and Opinac for the period ending December 31, 2000 are not material to Holdings’ results of operations.

The recorded fair values and cost basis of Holdings and Niagara Mohawk’s investments in debt and equity securities is as follows:

                                          (In thousands of dollars)
At December 31,                     2000                                 1999
                              Gross Unrealized   Fair             Gross Unrealized   Fair
Security Type       Cost       Gain   (Loss)     Value     Cost     Gain    (Loss)   Value
--------------------------------------------------------------------------------------------
Commercial Paper  $375,228   $ 1,982  $   -   $377,210   $346,181  $1,812   $   -   $347,993
Tax Exempt
   Obligations       8,588       308    (19)     8,877      8,143      33    (311)     7,865
Corporate
   Obligations      52,103        90   (108)    52,085      8,057   1,532      (1)     9,588
Other               15,233         -      -     15,233     18,542       -       -     18,542
                  --------------------------------------------------------------------------
                  $451,152   $ 2,380  $(127)  $453,405   $380,923  $3,377   $(312)  $383,988
                  ==========================================================================

Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:

                          (In thousands of dollars)
Year ended December 31,   2000     1999        1998
----------------------------------------------------
Realized gains         $ 1,993    $26,609   $ 5,350
Realized losses             26     15,140     2,221

The contractual maturities of Holdings and Niagara Mohawk’s investments in debt securities is as follows:

                           (in thousands)
At December 31, 2000   Fair Value      Cost
---------------------------------------------
Less than 1 year       $ 390,889    $ 388,908
1 year to 5 years          2,018        1,999
5 years to 10 years        1,598        1,552
Due after 10 years         5,261        5,037

NOTE 10. STOCK BASED COMPENSATION

Under Holdings’ stock compensation plans, stock units and stock appreciation rights (“SARs”) may be granted to officers, key employees and directors. In addition, Holdings’ plans allow for the grant of stock options to officers. The table below sets forth the activity under Holdings’ stock compensation plans for the years 1998 through 2000. On March 18, 1999, Niagara Mohawk’s common stock was exchanged for Holdings’ common stock and the SARs, the stock units and the options were likewise exchanged. See Note 1.

                                                                     Wtd. Avg.
                                                                      Exercise
                                      SARs       Units     Options     Price
------------------------------------------------------------------------------
Outstanding at December 31, 1997   1,086,900    666,964    298,583     17.87
Granted                            1,723,500    488,428          -
Exercised                            (42,700)  (211,403)         -
Forfeited                            (28,000)   (10,550)   (12,000)    17.94
                                  --------------------------------------------
Outstanding at December 31, 1998   2,739,700    933,439    286,583     17.87
Granted                              253,200    148,531          -
Exercised                             (5,500)  (173,991)         -
Forfeited                           (134,838)   (42,985)   (39,208)    18.56
                                  --------------------------------------------
Outstanding at December 31, 1999   2,852,562    864,994    247,375     17.76
Granted                              574,500    647,049          -
Exercised                            (44,700)  (478,470)         -
Forfeited                            (29,500)   (29,097)   (54,000)    17.94
                                  --------------------------------------------
Outstanding at December 31, 2000   3,352,862  1,004,476    193,375     17.71
                                  ============================================

Stock units are payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon Holdings’ stock price for a defined period. SARs become exercisable, as determined at the grant date and are payable in cash based upon the increase in Holdings’ stock price from a specified level. As such, for these awards, compensation expense is recognized based upon the value of Holdings’ stock price over the vesting period of the award. Options granted over the period 1992 to 1995 are currently exercisable with expirations ten years from the grant date. The majority of these options are considered to be antidilutive for EPS calculations. Included in Holdings and Niagara Mohawk’s results of operations for the years ending 2000, 1999 and 1998, is approximately $5.4 million, $(1.9) million and $9.8 million, respectively, related to these plans.

Upon the closing of the pending merger, each stock option outstanding shall be cancelled and shall only entitle the holder to receive an amount in cash. Based on the number of stock options outstanding at December 31, 2000, Niagara Mohawk would have to record approximately $300,000 in compensation expense at the time of the closing of the pending merger.

Niagara Mohawk’s SARs and Units provide for the acceleration of the vesting period upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the company. Niagara Mohawk estimates that it will have to record approximately $23 million in compensation expense for these awards upon the consummation of the pending merger. This estimate could vary for a number of reasons, including forfeitures of awards due to employees resigning from Niagara Mohawk, certain awards being converted into shares of the merged company and the actual date upon which the merger occurs. See Note 12 for further information regarding the pending merger.

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2000:

                 Stock Options     Wtd. Avg.     Wtd. Avg.
Range of          Outstanding      Exercise     Remaining
Exercise Prices and Exercisable     Price    Contractual Life
-------------------------------------------------------------
$10 - $15           61,125          14.63       4 years
$15 - $20          132,250          19.13       2 years
-------------------------------------------------------------
$10 - $20          193,375          17.71       3 years
=============================================================

As permitted by SFAS No. 123 - “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Holdings’ has elected to follow Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock options. Since stock units and SARs are payable in cash, the accounting under APB No. 25 and SFAS No. 123 is the same. Therefore, the pro forma disclosure of information regarding net income, as required by SFAS No. 123, relates only to Holdings’ outstanding stock options, the effect of which is immaterial to the financial statements for the years ended 2000, 1999 and 1998. There is no effect on earnings per share for these years resulting from the pro forma adjustments to net income.

NOTE 11. SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 97 percent of total assets and 86 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 2, Niagara Mohawk has closed on its remaining share of a fossil generation asset and has a proposed sale of the nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level.

Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added (“EVA®”). EVA® is the financial measure used to evaluate projects, allocate resources, and report and provide performance incentives.

(In thousands of dollars)
                                 Depreciation
                        Total         &          Income    Economic    Construction  Identifiable
                       Revenues  Amortization*   Taxes**  Value Added  Expenditures      Assets
-------------------------------------------------------------------------------------------------
2000
Regulated Company    $ 3,897,755  $ 687,290     $ (9,526)  $(612,932)   $ 273,830    $12,307,238
Unregulated              641,538        534        2,757     (26,349)           -        335,097
Eliminations                 (21)         -            -           -            -              -
                     ----------------------------------------------------------------------------
 Total Consolidated  $ 4,539,272  $ 687,824     $ (6,769)  $(639,281)   $ 273,830    $12,642,335
=================================================================================================
1999
Regulated Company    $ 3,827,340  $ 731,429     $ 19,026   $(732,041)   $ 298,081    $12,445,608
Unregulated              257,614        543        2,634     (27,374)           -        224,827
Eliminations                (768)         -          287           -            -              -
                     ----------------------------------------------------------------------------
 Total Consolidated  $ 4,084,186  $ 731,972     $ 21,947   $(759,415)   $ 298,081    $12,670,435
=================================================================================================
1998
Regulated Company    $ 3,826,373  $ 484,250     $(62,771)  $(697,948)   $ 392,200    $13,733,055
Unregulated              169,039        502       (3,597)    (31,471)           -        128,132
Eliminations              (2,962)         -            -           -            -              -
                     ----------------------------------------------------------------------------
 Total Consolidated  $ 3,992,450  $ 484,752     $(66,368)  $(729,419)   $ 392,200    $13,861,187
=================================================================================================

*    Includes amortization of the MRA regulatory asset.

**  Excludes the tax benefit of $0.489 million and $12.189 million associated with the extraordinary item for the loss on extinguishment of debt recorded in 2000 and 1999, respectively.

EVA® is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors’ expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. In each of the three years, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contract payments to IPPs, which is calculated annually, and the corresponding recognition of imputed interest as shown in the table below.

                                        Year Ended December 31,
                                  ------------------------------------
(in thousands of dollars)             2000         1999        1998
----------------------------------------------------------------------
Estimated net present value of
the remaining future above
market contract payments to IPPs  $1,383,600   $1,987,643  $1,008,427

Corresponding recognition of
imputed interest                  $   40,752   $   58,536  $  129,702

EVA® is further segmented between EVA® from Operations and EVA® related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment Economic Value Added to total consolidated net income for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000         1999            1998
------------------------------------------------------------------------------
Economic Value Added:
 Operations                            $(252,910)   $ (261,697)    $ (248,624)
 IPP-Related                            (386,371)     (497,718)      (480,795)
                                       ---------------------------------------
Total Economic Value Added              (639,281)     (759,415)      (729,419)
Charge for Use of Investor's Capital     932,676     1,163,596      1,225,437
Interest Component of IPP Payments
 (net of taxes)                          (40,752)      (58,535)      (129,702)
Power Choice Charge (net of taxes)             -             -       (171,098)
1998 Storm Recovery/(Costs)
 (net of taxes)                           19,443             -        (50,588)
Interest Charges (net of taxes)         (286,283)     (320,119)      (265,455)
Extraordinary item (net of taxes)           (909)      (23,807)             -
Niagara Mohawk Preferred Dividends       (31,437)      (36,808)       (36,555)
                                       ---------------------------------------
 Consolidated Net Loss                 $ (46,543)   $  (35,088)    $ (157,380)
                                       =======================================

EVA® is a registered trademark of Stern Stewart & Co.

NOTE 12. PENDING MERGER WITH NATIONAL GRID

In September 2000, Holdings entered into a merger agreement with National Grid, under which National Grid will acquire Holdings. Holdings’ shares will be exchanged for a combination of cash and American Depository Shares (“ADS”) in a new holding company of National Grid.

The pending merger has been approved by Holdings shareholders as well as National Grid shareholders. However, the pending merger is contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935, the FERC, the PSC, and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The pending merger is also contingent on the approval of National Grid’s shareholders, at a subsequent meeting, of the new holding company structure. The pending merger is currently anticipated to be completed by late 2001.

Holdings shareholders will receive $19 per share, subject to the dollar value of five National Grid ordinary shares being between $32.50 and $51.00 in a specified period shortly before the closing of the pending merger. In the event that the dollar value of five National Grid ordinary shares is greater than $51.00 during such period, the per share consideration received by Holdings’ shareholders will increase by two-thirds of the percentage of the increase in value over $51.00. In the event that the dollar value of five National Grid ordinary shares is less than $32.50 during such period, the per share consideration received by Holdings’ shareholders will decrease by two-thirds of the percentage of the decrease in value below $32.50. Shareholders can elect to receive their consideration either in cash or ADS’s, or a combination of both, subject to the aggregate cash consideration offered being at least $1.015 billion. If cash elections received from Holdings shareholders exceed $1.015 billion, National Grid has the option to increase the cash element of the consideration.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income (loss), income (loss) before extraordinary item, net income (loss) and basic and diluted earnings (loss) per common share by quarters from 2000, 1999 and 1998, respectively, are shown in the following tables. Quarterly information for Holdings prior to 1999 is Niagara Mohawk’s, but has been reclassified to reflect Holdings’ structure. Holdings and Niagara Mohawk, in their opinion, have included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the regulated utility business, the annual amounts are not generated evenly by quarter during the year. Niagara Mohawk’s quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak in the winter.

Niagara Mohawk Holdings, Inc.

                                    In thousands of dollars
                                                                             Basic and
                                                                               Diluted
                                                   Income (Loss)     Net     Earnings
                       Operating     Operating    Before Extra-    Income   (Loss) per
Quarter Ended          Revenues     Income (Loss) Ordinary Item    (Loss)   Common Share
----------------------------------------------------------------------------------------
December 31,   2000   $ 1,199,589   $  47,339     $ (44,023)    $ (44,023)   $ (0.27)
               1999     1,016,504      94,830       (18,163)      (18,166)     (0.10)
               1998       904,066      99,666       (26,457)      (26,457)     (0.14)
September 30,  2000   $ 1,099,604   $ 121,114     $   2,724     $   2,724    $  0.02
               1999     1,034,227     100,238       (18,653)      (31,707)     (0.17)
               1998       979,774     111,231         8,516         8,516       0.05
June 30,       2000   $ 1,045,494   $  74,991     $ (18,809)    $ (19,718)   $ (0.12)
               1999       914,321      81,153       (25,297)      (36,047)     (0.19)
               1998       944,684    (193,538)     (150,579)     (150,579)     (1.04)
March 31,      2000   $ 1,194,585   $ 186,406     $  14,474     $  14,474    $  0.08
               1999     1,119,134     251,848        50,832        50,832       0.27
               1998     1,163,897     131,569        11,140        11,140       0.08

Niagara Mohawk Power Corporation

                                      In thousands of dollars
                       -------------------------------------------------------
                                                   Income (Loss)      Net
                       Operating     Operating     Before Extra-     Income
Quarter Ended           Revenues    Income (Loss)  ordinary Item    (Loss)
------------------------------------------------------------------------------
December 31,  2000   $ 1,007,121    $  39,696      $ (43,706)    $ (43,706)
              1999       933,562       95,797        (10,808)      (10,811)
              1998       886,432      103,263        (17,433)      (17,433)
September 30, 2000   $   909,537    $ 128,772      $  13,247     $  13,247
              1999       927,296       99,006        (10,389)      (23,443)
              1998       930,631      110,287         17,653        17,653
June 30,      2000   $   907,204    $  77,532      $ (11,777)    $ (12,686)
              1999       870,461       82,464        (16,193)      (27,663)
              1998       910,906     (180,824)      (141,408)     (141,408)
March 31,     2000   $ 1,073,893    $ 185,100      $  20,833     $  20,833
              1999     1,096,021      254,284         59,856        59,856
              1998     1,098,404      134,297         20,363        20,363

In the fourth quarter of 2000, Holdings and Niagara Mohawk expensed $10.2 million (6 cents per common share) for adjustments based on the regulatory review of the deferred costs related to the sale of the generation assets in 1999 and 2000. In the third quarter of 2000, Holdings and Niagara Mohawk recorded earnings of $19.4 million (12 cents per common share) of insurance proceeds and disaster relief associated with the January 1998 ice storm restoration effort. In the first quarter of 1998, Holdings and Niagara Mohawk expensed $70.2 million associated with the January 1998 ice storm (of which $62.9 million was considered incremental) or 28 cents per common share. In the second quarter of 1998, Holdings and Niagara Mohawk recorded a non-cash write-off of $263.2 million ($1.18 per common share) associated with the portion of the MRA disallowed in rates by the PSC.

ELECTRIC STATISTICS

                                            2000        1999        1998
--------------------------------------------------------------------------
                                                    (millions of KWh)
Regulated electric sales:
 Residential                                9,840      10,227       9,643
 Commercial                                10,051      11,838      11,560
 Industrial                                 5,934       6,985       6,843
 Industrial-Special                         4,285       4,506       4,568
 Other                                        167         200         241
 Distribution of energy (delivery only)     4,012       1,334           -
 Other electric systems                     2,017       1,666       3,577
                                       -----------------------------------
  Total regulated electric sales           36,306      36,756      36,432
Unregulated electric sales:                10,459       6,355       4,571
                                       -----------------------------------
  Total electric sales                     46,765      43,111      41,003
                                       ===================================
                                                  (thousands of dollars)
Regulated electric revenues:
 Residential                           $1,187,151  $1,250,295  $1,201,697
 Commercial                             1,033,783   1,192,390   1,220,067
 Industrial                               453,430     485,009     480,942
 Industrial-Special                        62,805      65,178      63,870
 Other                                     39,765      50,294      55,119
 Other electric systems                   112,970      47,851      94,756
 Distribution of energy                   179,821      56,068      30,761
 Transmission of energy                   149,075     100,455      94,545
 Miscellaneous                             20,453         217      19,387
                                       -----------------------------------
  Total regulated electric revenue      3,239,253   3,247,757   3,261,144
Unregulated electric revenue:             560,673     217,144     129,357
                                       -----------------------------------
  Total electric revenue               $3,799,926  $3,464,901  $3,390,501
                                       ===================================
Regulated Electric
 customers (average)                    1,532,140   1,550,225   1,550,770
                                       ===================================

GAS STATISTICS

                                      2000       1999       1998
------------------------------------------------------------------
                                            (thousands of Dth)
Regulated gas sales:
 Residential                         54,299     51,624     47,250
 Commercial                          16,193     16,505     17,023
 Industrial                             493        453        752
                                  --------------------------------
  Total regulated sales              70,985     68,582     65,025
 Other gas systems                       13         10         17
 Spot market                            592      1,834      4,501
 Transportation of customer -
  owned gas                         140,127    137,240    127,850
                                  --------------------------------
  Total regulated gas delivered     211,717    207,666    197,393
Unregulated gas sales:               17,831     11,020     13,863
                                  --------------------------------
  Total gas sales                   229,548    218,686    211,256
                                  ================================
                                        (thousands of dollars)
Regulated gas revenues:
 Residential                      $ 457,929  $ 390,208  $ 378,150
 Commercial                         126,853    107,669    110,499
 Industrial                           3,037      2,340      3,618
 Other gas systems                      105         57         69
 Spot market                          1,604      4,277      8,749
 Transportation of customer -
  owned gas                          62,350     58,032     54,091
 Miscellaneous                        6,624     17,000     10,053
                                  --------------------------------
  Total regulated gas revenues      658,502    579,583    565,229
Unregulated gas revenues:            74,695     31,643     36,047
                                  --------------------------------
  Total gas revenues              $ 733,197  $ 611,226  $ 601,276
                                  ================================
Regulated Gas
  customers (average)               544,070    541,956    530,633
                                  ================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Holdings and Niagara Mohawk have nothing to report for this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the information under the captions "Proposal 1: Nomination and Election of Directors" and "Were there any late filings under Section 16(a) Beneficial Ownership Reporting Compliance?" in Holdings' Proxy Statement to be filed on March 31, 2001.

The information regarding executive officers appears at the end of Part I of this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the information under the captions “Board of Directors’ Compensation and Succession Committee Report on Executive Compensation,” “What is the Company’s philosophy on executive officer compensation?” and “Director Compensation” in Holdings’ Proxy Statement to be filed on March 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the information under the captions “Stock Ownership Information” in Holdings’ Proxy Statement to be filed on March 31, 2001. Holdings knows of no arrangements, including pledges by any person of its securities, the operation of which may at a subsequent date result in a change in the control of Holdings, except for the pending merger with National Grid as described in Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operation, "Pending Merger Agreement with National Grid" and Part II, Item 8 - Financial Statements and Supplementary Data - Note 12. Pending Merger Agreement with National Grid.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Certain documents filed as part of the Form 10-K

(1)   INDEX OF FINANCIAL STATEMENTS

  Report of Management
  Report of Independent Accountants
  Niagara Mohawk Holdings, Inc. Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 2000
  Niagara Mohawk Holdings, Inc. Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000
  Niagara Mohawk Holdings, Inc. Consolidated Balance Sheets at December 31, 2000 and 1999
  Niagara Mohawk Holdings, Inc. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
  Niagara Mohawk Power Corporation Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 2000
  Niagara Mohawk Power Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000
  Niagara Mohawk Power Corporation Consolidated Balance Sheets at December 31, 2000 and 1999
  Niagara Mohawk Power Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
  Notes to Consolidated Financial Statements

(2)    The following financial statement schedules of Holdings and Niagara Mohawk for the years ended
         December 31, 2000, 1999 and 1998 are included:

  Report of Independent Accountants on Financial Statement Schedules
  Consolidated Financial Statement Schedule:

         II––Valuation and Qualifying Accounts and Reserves–Holdings
         II––Valuation and Qualifying Accounts and Reserves–Niagara Mohawk

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

(3)    List of Exhibits:

         See Exhibit Index.

(b)    Reports on Form 8-K.

         Niagara Mohawk Holdings, Inc.

    Form 8-K Reporting Date - October 27, 2000
    Items reported:
      (1) Item 5. Other Events
                  Registrant filed press release regarding 2000 third quarter earnings.
      (2) Item 7. Financial Statements and Exhibits.
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - December 12, 2000
    Items reported:
      (1) Item 5. Other Events
                  Registrant filed press release announcing an agreement to sell its
                  Nine Mile Point Unit 1 and 41 percent of its Nine Mile Point Unit 2 nuclear plants.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 17, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant filed press release announcing the filing of a ten-year pricing proposal with the PSC by National Grid Group plc and
                  Niagara Mohawk Holdings, Inc.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 19, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant issued press release relating to the shareholder approval of the merger with National Grid.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 31, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant issued press release announcing the sale of its 25 percent ownership share of the Roseton electric generating station.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

         Niagara Mohawk Power Corporation

    Form 8-K Reporting Date - October 27, 2000
    Item reported:
      (1) Item 5. Other Events
                  Registrant filed press release regarding 2000 third quarter earnings.
      (2) Item 7. Financial Statements and Exhibits.
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - December 12, 2000
    Items reported:
      (1) Item 5. Other Events
                  Registrant filed press release announcing an agreement to sell its
                  Nine Mile Point Unit 1 and 41 percent of its Nine Mile Point Unit 2 nuclear plants.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 17, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant filed press release announcing the filing of a ten-year pricing proposal with the PSC by National Grid Group plc and Niagara
                  Mohawk Holdings, Inc.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 19, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant issued press release relating to the shareholder approval of the merger with National Grid.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

    Form 8-K Reporting Date - January 31, 2001
    Items reported:
      (1) Item 5. Other Events
                  Registrant issued press release announcing the sale of its 25 percent ownership share of the Roseton electric generating station.
      (2) Item 7. Financial Statements and Exhibits
                  Exhibits required to be filed by Item 601 of Regulation S-K.

(c)     Exhibits.

         See Exhibit Index.

(d)     Financial Statement Schedules

          See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation referred to in our report dated January 23, 2001 appearing in this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10- K. In our opinion, these Financial Statement Schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
January 23, 2001

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

           Column A         Column B           Column C         Column D     Column E
           --------         --------           --------         --------     --------
                                               Additions
                                        ----------------------
                            Balance at  Charged to  Charged to                Balance
                            Beginning   Costs and     Other     Deductions    at End
Description                 of Period   Expenses    Accounts      (a)        of Period
--------------------------------------------------------------------------------------
    Allowance for Doubtful
   Accounts -Deducted from
    Accounts Receivable in
       the Consolidated
        Balance Sheets
             2000           $61,420     $60,175     $   - (b)    $ 58,977    $ 62,618
             1999            47,863      65,953     1,900 (b)      54,296      61,420
             1998            62,548      31,727     5,000 (b)      51,412      47,863

(a)      Uncollectible accounts written off net of recoveries.

(b)      Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates.  In 1998, the regulatory asset was increased by $5,000 to $25,200, in 1999 the regulatory asset was increased by $1,900 to $27,100. The regulatory asset remained unchanged in
         2000 at $27,100.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

           Column A        Column B         Column C         Column D      Column E
           --------        --------         --------         --------      --------
                                            Additions
                                      ---------------------
                          Balance at  Charged to Charged to                Balance
                          Beginning   Costs and    Other                    at End
Description               of Period   Expenses   Accounts    Deductions   of Period (c)
---------------------------------------------------------------------------------------
        Miscellaneous
      Valuation Reserves
             2000           $31,680     $  700      -        $    -      $ 32,380
             1999            33,063        546      -         1,929        31,680
             1998            45,261        769      -        12,967        33,063

(c)      The reserves relate primarily to certain materials and supplies inventory, non-rate base properties and a write-down against an investment.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

           Column A         Column B         Column C           Column D     Column E
           --------         --------         --------           --------     --------
                                             Additions
                                       ----------------------
                           Balance at  Charged to  Charged to                 Balance
                           Beginning   Costs and    Other        Deductions   at End
Description                of Period   Expenses    Accounts         (a)      of Period
---------------------------------------------------------------------------------------
    Allowance for Doubtful
   Accounts -Deducted from
    Accounts Receivable in
       the Consolidated
        Balance Sheets
             2000          $59,421     $56,642     $   - (b)   $ 56,978    $ 59,085
             1999           47,863      63,954     1,900 (b)     54,296      59,421
             1998           62,548      31,727     5,000 (b)     51,412      47,863

(a)      Uncollectible accounts written off net of recoveries.

(b)      Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates.  In 1998, the regulatory asset was increased by $5,000 to $25,200, in 1999 the regulatory asset was increased by
         $1,900 to $27,100. The regulatory asset remained unchanged in 2000 at $27,100.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

           Column A        Column B         Column C        Column D     Column E
           --------        --------         --------        --------     --------
                                           Additions
                                     ---------------------
                          Balance at Charged to Charged to               Balance
                          Beginning  Costs and    Other                   at End
Description               of Period   Expenses   Accounts  Deductions   of Period (c)
-------------------------------------------------------------------------------------
        Miscellaneous
      Valuation Reserves
             2000         $31,680      $  700       -      $    -      $ 32,380
             1999          33,063         546       -       1,929        31,680
             1998          45,261         769       -      12,967        33,063

(c)      The reserves relate primarily to certain materials and supplies inventory, non-rate base properties and a write-down against an investment.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

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
p                     Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended September 30, 1998
q                     Holdings and Niagara Mohawk Quarterly Report of Form 10-Q for the quarter ended
                       March 31, 1999
r                      Holdings and Niagara Mohawk Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1999
s                      Niagara Mohawk Current Report on Form 8-K dated July 9, 1997
t                      Niagara Mohawk Current Report on Form 8-K dated October 10, 1997
u                      Holdings and Niagara Mohawk Current Report on Form 8-K, dated March 18, 1999
v                      Niagara Mohawk Current Report on Form 8-K dated November 30, 1999
w                     Holdings and Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1999
x                      Niagara Mohawk Current Report on Form 8-K dated May 9, 2000
y                      Holdings and Niagara Mohawk Current Report on Form 8-K dated September 4, 2000
z                      Holdings and Niagara Mohawk Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

In accordance with Paragraph 4(iii) of Item 601 (b) of Regulation S-K, Niagara Mohawk agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior bank financing that Niagara Mohawk completed with a bank group on June 1, 2000. The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of Niagara Mohawk and its subsidiaries.

  INCORPORATION BY REFERENCE
  --------------------------
                    PREVIOUS
EXHIBIT PREVIOUS    EXHIBIT
  NO.    FILING   DESIGNATION           DESCRIPTION OF INSTRUMENT
------- -------- -------------          -------------------------

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

(a)(47)   o         3          Certificate of Amendment of Certificate of Incorporation of Niagara
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

3(b)(2)   z         3          By-Laws of Holdings, as amended June 13, 2000

4(a)      e         4(b)       Agreement to furnish certain debt instruments

4(b)(1)   F         **         Mortgage Trust Indenture dates as of October 1, 1937 between Niagara
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
                               Exhibit 4(1)

4(b)(34)  k         4(b)(83)   Supplemental Indenture dated as of July 1, 1993, supplemental to
                               Exhibit 4(1)

4(b)(35)  k         4(b)(84)   Supplemental Indenture dated as of September 1, 1993, supplemental to
                               Exhibit 4(1)

4(b)(36)  w         4(b)(36)   Supplemental Indenture dated as of March 1, 1994, supplemental to
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
                               Exhibit 4(1)

4(b)(38)  l         4(87)      Supplemental Indenture dated as of May 1, 1995, supplemental to
                               Exhibit 4(1)

4(b)(39)  SSS       4(a)(39)   Supplemental Indenture dated as of March 20, 1996, supplemental to
                               Exhibit 4(1)

4(b)(40)  w         4(b)40     Supplemental Indenture dated as of November 1, 1998, supplemental to
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

4(c)     SSS       4(a)(41)    Form of Indenture relating to the Senior Notes dated June 30, 1998

4(d)(1)  x         Exh 1.2     Indenture, dated as of May 12, 2000, between Niagara Mohawk Power
                               Corporation, a New York Corporation and The Bank of New York, a New
                               York banking corporation, as Trustee.

4(d)(2)  x         Exh 1.3     First Supplemental Indenture, dated as of May 12, 2000, between
                               Niagara Mohawk Power Corporation, a New York corporation, and The
                               Bank of New York, a New York banking corporation, as Trustee.

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

10-10    t         99-9        Power Choice settlement filed with the PSC on October 10, 1997

10-11    h         10-13       PSC Opinion and Order regarding approval of the Power Choice settlement agreement with PSC, issued and effective March 20, 1998

10-12    h         10-14       Preferred Consent, December 1997

10-13    n         10(c)       Amendments to the Master Restructuring Agreement

10-14    w         10-14       Independent System Operator Agreement dated December 2, 1999

10-15    w         10-15       Agreement between New York Independent System Operator and
                               Transmission Owners dated December 2, 1999

(A)10-16 I         10-41       Officers Incentive Compensation Plan - Plan Document

(A)10-17 m         10-1        Long Term Incentive Plan - Plan Document

(A)10-18 w         10-18       Management Incentive Compensation Plan - Plan Document, including amendment

(A)10-19 m         10-2        CEO Special Award Plan

(A)10-20 r         10-1        Deferred Compensation Plan as amended June 15, 1999

(A)10-21 d         10-18       1992 Stock Option Plan

(A)10-22 f         10-31       1995 Stock Incentive Plan

(A)10-23 w         10-23       Amendments to exhibits (A)10-16, (A)10-17, (A)10-19, (A)10-20 and
                               (A)10-37 to change the agreement for the Holdings structure.

(A)10-24 w         10-24       Supplemental Executive Retirement Plan

(A)10-25 q         10-1        Employment contract among Holdings, Niagara Mohawk and William
                               E. Davis, Chairman of the Board & Chief Executive Officer, dated March
                               17, 1999

(A)10-26 q         10-2        Employment contract between Holdings and Albert J. Budney Jr.,
                               President, dated March 17, 1999

(A)10-27 q         10-3        Employment contract among Holdings, Niagara Mohawk and Darlene
                               D. Kerr, Executive Vice President and Chief Operating Officer, dated
                               March 17, 1999

(A)10-28 q         10-4        Employment contract among Holdings, Niagara Mohawk and David
                               J. Arrington, Senior Vice President-Human Resources and Chief
                               Administrative Officer, dated March 17, 1999

(A)10-29 q         10-5        Employment contract among Holdings, Niagara Mohawk and Thomas
                               H. Baron, Senior Vice President-Field Operations, dated March 17, 1999

(A)10-30 q         10-6        Employment contract among Holdings, Niagara Mohawk and Edward
                               J. Dienst, Senior Vice President- Asset Management  and Energy
                               Delivery, dated March 17, 1999

(A)10-31 q         10-7        Employment contract among Holdings, Niagara Mohawk and William
                               F. Edwards, Senior Vice President and Chief Financial Officer, dated
                               March 17, 1999

(A)10-32 q         10-8        Employment contract between Holdings and Gary J. Lavine,
                               Senior Vice President and Chief Legal Officer, dated March 17, 1999

(A)10-33 q         10-9        Employment contract among Holdings, Niagara Mohawk and John H.
                               Mueller, Senior Vice President and Chief Nuclear Officer, dated March
                               17, 1999

(A)10-34 q         10-10       Employment contract among Holdings, Niagara Mohawk and Theresa
                               A. Flaim, Vice President - Strategic Planning, dated March 17, 1999

(A)10-35 q         10-11       Employment contract among Holdings, Niagara Mohawk and Kapua
                               A. Rice, Corporate Secretary, dated March 17, 1999

(A)10-36 q         10-12       Employment contract among Holdings, Niagara Mohawk and Steven
                               W. Tasker, Vice President-Controller, dated March 17, 1999

(A)10-37 p         10          Amendment to the Deferred Stock Unit Plan for Outside Directors

*(A)10-38                      Amended and Restated Excess Benefit Plan as of January 1, 2000

(A)10-39 z         10          Amendment to the Long Term Incentive Plan dated April 27, 2000

*(A)10-40                      Amendment to employment contracts among Holdings, Niagara Mohawk and
                               W. E. Davis, A. J. Budney, D. D. Kerr, D. J. Arrington, W. F. Edwards,
                               J. H. Mueller, G. J. Lavine, E. J. Dienst, and T. H. Baron dated
                               September 27, 2000

10-41    y         99-2        Merger Agreement dated September 4, 2000 by and among Holdings,
                               National Grid, New National Grid Limited and Grid Delaware, Inc.

*10-42a                        Agreement between Niagara Mohawk Power Corporation and Constellation
                               Energy Group, Inc. to sell Nine Mile Point Nuclear Station Unit No. 1

*10-42b                        Agreement among Niagara Mohawk Power Corporation, NYSEG, RG&E, CH and
                               Constellation Energy Group, Inc. to sell Nine Mile Point Nuclear Station
                               Unit No. 2

*(A)10-43                      Amendment to employment contracts among Holdings, Niagara Mohawk and
                               T. A. Flaim, K. A. Rice, and S. W. Tasker dated September 27, 2000

*99                            Holdings press release on 2000 financial results, dated February 15, 2001

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
-------------------------------------------------------------------------------------------
         2000
         ----
January 1-December 31, 2000   177,364,863     366        64,915,539,858

Shares repurchased by
   Niagara Mohawk              17,125,045     (a)         3,653,292,552
                              -----------                --------------

                              160,239,818                61,262,247,306    167,383,189
                              ===========                ==============    ===========
         1999
         ----
January 1-March 17            187,364,863      76        14,239,729,588

March 18-December 31 (b)      187,364,863     289        54,148,445,407

Shares repurchased by
   Niagara Mohawk              10,000,000     (a)           246,683,200
                              -----------                --------------
                              177,364,863                68,141,491,795    186,689,019
                              ===========                ==============    ===========
         1998
         ----
January 1-December 31         144,419,351     365        52,713,063,115

Shares issued in accordance
   with the MRA Agreement
   June 30 (c)                 42,945,512     185         7,944,919,720
                              -----------                --------------
                              187,364,863                60,657,982,835    166,186,254
                              ===========                ==============    ===========

(a)   Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings’ common stock by Niagara Mohawk at various times during the year. Share days for the shares repurchased are based on the total number of days each share was repurchased during the year.

(b)   On March 18, 1999, the common stock of Niagara Mohawk was exchanged on a share–for–share basis with Holdings.
       The number of shares of common stock outstanding for 1998 is Niagara Mohawk’s.

(c)   See Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “The MRA Agreement”
       for a description of the shares issued in accordance with the MRA Agreement.

EXHIBIT 12a

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES
in thousands of dollars)

                                          Year Ended December 31,
                                     ---------------------------------
                                           2000             1999
                                     ---------------------------------
A.   Net Income (Loss) per
        Statements of Income            $(46,543)        $(35,088)
B.   Taxes Based on Income or
        Profits                           (7,258)           9,128
                                     --------------------------------
C.   Earnings, Before Income
        Taxes                            (53,801)         (25,960)
D.   Fixed Charges (a)                   495,505          554,973
                                     --------------------------------
E.   Earnings Before Income
        Taxes and Fixed Charges         $441,704         $529,013
                                     ================================
F.   Ratio of Earnings to
        Fixed Charges (E/D)                 0.89(b)          0.95(b)
                                     ================================

                                          2000               1999
                                     --------------------------------
(a)  Interest Expense                   $437,274         $485,240
     Interest Factor on Rentals           23,633           25,673
     Niagara Mohawk Preferred Dividends   31,437           36,808
     Allowance for Funds Used
        During Construction                3,161            7,252
                                     --------------------------------
                                        $495,505         $554,973
                                     ================================

(b)  Fixed charges exceed earnings before income taxes and fixed charges by $53.8 million in 2000 and $26.0 million in 1999.

EXHIBIT 12b

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES
AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
(in thousands of dollars)

                                                   Year Ended December 31,
                                -------------------------------------------------------
                                   2000        1999       1998        1997       1996
---------------------------------------------------------------------------------------
A. Net Income (Loss) per
     Statements of Income       $(22,312)   $(2,061)  $(120,825)   $183,335   $110,390
B. Taxes Based on Income or
     Profits                     (10,015)     6,207     (66,728)    126,595     66,221
                                -------------------------------------------------------
C. Earnings, Before Income
     Taxes                       (32,327)     4,146    (187,553)    309,930    176,611
D. Fixed Charges (a)             464,068    518,165     433,313     304,451    308,323
                                -------------------------------------------------------
E. Earnings Before Income
     Taxes and Fixed Charges     431,741    522,311     245,760     614,381    484,934
                                =======================================================
 Preferred Dividend Factor:

F. Preferred Dividend
     Requirements                $31,437    $36,808     $36,555     $37,397    $38,281
                                =======================================================
G. Ratio of Pre-Tax Income
     to Net Income (C/A)           N/A         N/A        N/A          1.69       1.60
H. Preferred Dividend Factor
     (FxG)                       $31,437    $36,808     $36,555     $63,201    $61,250
I. Fixed Charges                 464,068    518,165     433,313     304,451    308,323
                                -------------------------------------------------------
J. Fixed Charges and Preferred
     Dividends Combined         $495,505   $554,973    $469,868    $367,652   $369,573
                                =======================================================
K. Ratio of Earnings to
     Fixed Charges (E/D)            0.93(b)    1.01        0.57(b)     2.02       1.57
                                =======================================================
L. Ratio of Earnings to Fixed
     Charges and Preferred
     Dividends Combined (E/J)       0.87(c)    0.94(c)     0.52(c)     1.67       1.31
                                =======================================================

                                   2000       1999        1998       1997        1996
                                -------------------------------------------------------
(a)  Interest Expense           $437,274   $485,240    $397,178    $273,906   $278,033
     Interest Factor on Rentals   23,633     25,673      25,907      26,149     26,600
     Allowance for Funds Used
       During Construction         3,161      7,252      10,228       4,396      3,690
                                -------------------------------------------------------

                                $464,068   $518,165    $433,313    $304,451   $308,323
                                =======================================================

(b)  Fixed charges exceed earnings before income taxes and fixed charges by $32.3 million in 2000 and by $187.6 million in 1998.
(c)  Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $63.8 million in 2000, $32.7 million in
     1999 and $224.1 million in 1998.

N/A - Not applicable due to net loss displayed in line A.

EXHIBIT 21

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANTS

Niagara Mohawk Holdings, Inc.

Name of Company                                                                       State of Organization

Niagara Mohawk Power Corporation                                           New York
Opinac North America, Inc. (Note 1)                                            Delaware

Niagara Mohawk Power Corporation

Name of Company                                                                       State of Organization

NM Uranium, Inc.                                                                         Texas
NM Properties, Inc. (Note 2)                                                        New York
NM Receivables Corp. II                                                              New York
NM Receivables LLC                                                                   New York

Note 1:

At December 31, 2000, Opinac North America, Inc. (formerly a subsidiary of Niagara Mohawk Power Corporation) owns Opinac Energy Corporation and Niagara Mohawk Energy, Inc. and investments in a development stage telecommunications company (Telergy) and a research and development company (EVonyx, Inc.) that has developed and intends to commercialize new fuel cell and battery technology. Opinac Energy Corporation has portfolio investments and has a 50 percent interest in Canadian Niagara Power Company Limited, which is incorporated in the province of Ontario, Canada. CNP has a wholly-owned subsidiary, Canadian Niagara Power, Inc., which owns the transmission and distribution assets. Niagara Mohawk Energy, Inc., an unregulated company, is incorporated in the state of Delaware. Niagara Mohawk Energy, Inc., among other investments, owns Niagara Mohawk Energy Marketing, Inc. (incorporated in the state of Delaware).

Note 2:

At December 31, 2000, NM Properties, Inc. owns Salmon Shores, Inc.; Moreau Park, Inc.; Riverview, Inc.; Hudson Pointe, Inc.; Upper Hudson Development, Inc.; Land Management & Development, Inc.; Oprop Co., Inc.; Landwest, Inc.; and City and Country Realty, Inc.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923) and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546 and 333-33826) and in the Registration Statement on Form S-4 (No. 333-49769) of our report dated January 23, 2001 relating to the financial statements which appears in this form 10-K. We also consent to the incorporation by reference of our report dated January 23, 2001 relating to the financial statement schedules, which appears in this Form 10-K.

Yours very truly,

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
February 15, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                                                 NIAGARA MOHAWK HOLDINGS, INC.
                                                                                                            (Registrant)

Date:  February  16,  2001                                        By:     /s/ Steven W. Tasker
                                                                                          Steve W. Tasker
                                                                                          Vice President–Controller and
                                                                                          Principal Accounting Officer

                                                                                 NIAGARA MOHAWK POWER CORPORATION
                                                                                                            (Registrant)

Date:  February  16,  2001                                        By:     /s/ Steven W. Tasker
                                                                                          Steve W. Tasker
                                                                                          Vice President–Controller and
                                                                                          Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature                                                 Title                                                 Date

/s/Salvatore H. Alfiero                             Director  (1)                                      February  16, 2001
Salvatore H. Alfiero

/s/William F. Allyn                                   Director  (1)                                      February  16, 2001
William F. Allyn

/s/Albert J. Budney Jr.                             Director                                            February  16, 2001
Albert J. Budney Jr.                                President (1)

/s/Lawrence Burkhardt III                       Director  (1)                                       February  16, 2001
Lawrence Burkhardt III

/s/Robert L. Culver                                  Director  (1)                                      February  16, 2001
Robert L. Culver

/s/John H. Dalton                                     Director  (1)                                      February  16, 2001
John H. Dalton

/s/William E. Davis                                  Director                                            February  16, 2001
William E. Davis                                     Chairman of the Board of
                                                              and Chief Executive Officer (2)

/s/William J. Donlon                                Director  (1)                                       February  16, 2001
William J. Donlon

/s/Anthony H. Gioia                                Director  (1)                                       February  16, 2001
Anthony H. Gioia

/s/Bonnie G. Hill                                     Director  (1)                                        February  16, 2001
Bonnie G. Hill

/s/Clark A. Johnson                                Director  (1)                                        February  16, 2001
Clark A. Johnson

/s/Henry A. Panasci Jr.                            Director  (1)                                       February  16, 2001
Henry A. Panasci Jr.

/s/Patti McGill Peterson                           Director  (1)                                       February  16, 2001
Patti McGill Peterson

/s/Stephen B. Swartz                               Director  (1)                                       February  16, 2001
Stephen B. Schwartz

/s/Darlene D. Kerr                                   Director                                            February  16, 2001
Darlene D. Kerr                                      President and
                                                               Chief Operating Officer (3)

/s/William F. Edwards                              Senior Vice President and                 February  16, 2001
William F. Edwards                                 Chief Financial Officer (2)

/s/John H. Mueller                                    Director                                            February  16, 2001
John H. Mueller                                        Senior Vice President and
                                                                Chief Nuclear Officer (3)

/s/Steven W. Tasker                                 Vice President-Controller and            February  16, 2001
Steven W. Tasker                                    Principal Accounting Officer(2)

(1)  Signature on behalf of Niagara Mohawk Holdings, Inc.
(2)  Signature on behalf of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation
(3)  Signature on behalf of Niagara Mohawk Power Corporation