Form 10-Q
period 2001-03-31
NIAGARA MOHAWK HOLDINGS INC/NY
filed 2001-05-14
CIK 1079182

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of April 30, 2001, were as follows:

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
FORM 10-Q - For the Quarter Ended March 31, 2001

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
                  Consolidated Statements of Income
                       Consolidated Balance Sheets
                       Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

                   Review by Independent Accountants

                   Independent Accountants’ Report on the Limited Review of the Interim Financial Information

Item 2.       Management’s Discussion and Analysis of Financial Condition Results of Operation

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

Dth                 Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA         A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction,
                       amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative effect of a change in                        accounting principle and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other                        companies.

FERC             Federal Energy Regulatory Commission

GAAP            Generally Accepted Accounting Principles

GRT                Gross Receipts Tax

GWh               Gigawatt-hour: one gigawatt-hour equals one billion watt-hours

IPP                  Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent
                        Power Facilities, including the purchasers of Niagara Mohawk’s generation assets

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

MRA                Recoverable costs to terminate, restate or amend IPP Party contracts, which have been deferred and are being
regulatory        amortized and recovered under the Power Choice Niagara Mohawk’s agreement.
asset

MW                  Megawatt: One million watts

National          National Grid group plc is a holding company based in the United Kingdom. Unless the context clearly denotes
Grid                 otherwise, this definition also includes a holding company to be established over National Grid Group plc contemporaneously with the Holdings merger. Its principle subsidiary, The National Grid Company plc, owns and operates the high voltage transmission system in England and Wales.

NYISO             New York Independent System Operator

Power             Niagara Mohawk’s five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC
Choice            in an Order dated March 20, 1998, and became effective September 1, 1998

PPA                 Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of      The entity that will provide electric and gas commodity to its customers who are unable or unwilling to obtain an
last resort        alternative supplier

PRP                  Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters of disposal material)

PSC                  New York State Public Service Commission

SFAS                Statement of Financial Accounting Standards No. 71
No. 71                “Accounting for the Effects of Certain Types of Regulation”

SFAS                Statement of Financial Accounting Standards No. 133
No. 133            “ Accounting for Derivative Instruments and Hedging Activities”

Stranded           Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
Costs

TCC                  Transmission Congestion Contracts. Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy at the price of congestion between those locations.

Unit 1                 Nine Mile Point Nuclear Station Unit No. 1

Unit 2                 Nine Mile Point Nuclear Station Unit No. 2

PART I

ITEM 1.  FINANCIAL STATEMENTS

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           Three Months Ended
                                                               March 31,
                                                         2001             2000
                                                   ---------------------------------
                                                        (In thousands of dollars)
Operating revenues:
    Electric                                         $  977,224        $  929,269
    Gas                                                 389,813           264,339
    Other                                                   180               977
                                                     -----------       -----------
                                                      1,367,217         1,194,585
                                                     -----------       -----------
Operating expenses:
    Electricity purchased                               440,675           375,055
    Fuel for electric generation                         14,317            13,330
    Gas purchased                                       280,364           156,986
    Other operation and maintenance expenses            258,495           222,868
    Amortization/accretion of MRA/IPP buyout costs       91,073            93,658
    Depreciation and amortization                        77,887            77,950
    Other taxes                                          50,583            68,332
                                                     -----------       -----------
                                                      1,213,394         1,008,179
                                                     -----------       -----------
Operating income                                        153,823           186,406
Other income (deductions)                                 2,334            (4,918)
                                                     -----------       -----------
Income before interest charges                          156,157           181,488
Interest charges                                        102,895           111,332
Preferred dividend requirement of subsidiary              7,758             7,904
                                                     -----------       -----------
Income before income taxes                               45,504            62,252
Income taxes                                             17,380            47,778
                                                     -----------       -----------
Income before cumulative effect of change in
    accounting principle                                 28,124            14,474
Cumulative effect of change in accounting
    principle, net of income taxes (Note 1)              12,790                 -
                                                     -----------       -----------
Net income (Note 1)                                  $   40,914        $   14,474
                                                     ===========       ===========
Average number of shares of common stock
    outstanding (in thousands)                          160,240           177,352

Basic and diluted earnings per average
    share of common stock before cumulative
    effect of change in accounting principle         $     0.18        $     0.08

Cumulative effect of change in accounting principle
    per average share of common stock                      0.08                 -
                                                     -----------       -----------

Basic and diluted earnings per average
    share of common stock                            $     0.26        $     0.08
                                                     ===========       ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                       2001            December 31,
                                                   (Unaudited)            2000
                                                   --------------------------------
                                                      (In thousands of dollars)
Utility plant:
 Electric plant                                    $ 7,143,336        $ 7,179,329
 Nuclear fuel                                          674,563            672,259
 Gas plant                                           1,316,028          1,310,649
 Common plant                                          353,283            349,751
 Construction work in progress                         265,694            289,634
                                                   ------------       ------------
   Total utility plant                               9,752,904          9,801,622
 Less - Accumulated depreciation and amortization    4,036,093           4,019,282
                                                   ------------       ------------
Net utility plant                                    5,716,811          5,782,340
                                                   ------------       ------------
Other property and investments                         532,268            596,036
                                                   ------------       ------------
Current assets:
 Cash, including temporary cash investments
   of $131,999 and $66,796, respectively               181,179            108,343
 Accounts receivable (less allowance for doubtful
  accounts of $73,100 and $62,600, respectively)       479,307            470,820
 Materials and supplies, at average cost:
   Oil for production of electricity                       241              2,681
   Gas storage                                           3,054             53,863
   Other                                                89,346             90,750
 Assets from price risk management activities (Note 1)  44,158             67,603
 Prepaid taxes                                          60,665             19,393
 Other                                                  26,890             37,745
                                                   ------------       ------------
                                                       884,840            851,198
                                                   ------------       ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                3,239,863          3,328,720
 Swap contracts regulatory asset                       626,547            625,103
 Regulatory tax asset                                  412,893            408,303
 IPP buyout costs                                      224,893            234,117
 Deferred environmental restoration costs (Note 2)     285,000            285,000
 Deferred loss on sale of assets                       122,759            158,333
 Postretirement benefits other than pensions            44,124             45,084
 Unamortized debt expense                               38,602             39,823
 Other                                                 175,630            191,524
                                                   ------------       ------------
                                                     5,170,311          5,316,007
                                                   ------------       ------------
Other assets                                            76,639             78,081
                                                   ------------       ------------
                                                   $12,380,869        $12,623,662
                                                   ============       ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
                                                                      2001        December 31,
                                                                   (Unaudited)        2000
                                                                 -----------------------------
                                                                    (In thousands of dollars)
Capitalization (Note 1):
 Common stockholders' equity:
  Common stock - $0.01 par value; authorized 300,000,000 shares;
   issued 187,364,863 shares; outstanding 160,239,818 shares     $     1,874           1,874
  Treasury stock, at cost - 27,125,045 shares                       (407,193)       (407,193)
  Capital stock premium and expense                                2,548,227       2,547,885
  Accumulated other comprehensive income                             (33,206)        (31,861)
  Retained earnings                                                  605,323         564,409
                                                                  -----------    ------------
                                                                   2,715,025       2,675,114
 Preferred stock of subsidiary:
  Not subject to mandatory redemption                                440,000         440,000
  Subject to mandatory redemption                                     53,750          53,750
 Long-term debt                                                    4,674,004       4,678,963
                                                                 ------------    ------------
  Total capitalization                                             7,882,779       7,847,827
                                                                 ------------    ------------
Current liabilities:
  Short-term debt                                                    225,000         110,000
  Long-term debt due within one year                                 418,186         628,325
  Sinking fund requirements on redeemable preferred
   stock of subsidiary                                                 7,620           7,620
  Accounts payable                                                   338,984         482,965
  Payable on outstanding bank checks                                  17,450          28,536
  Customers' deposits                                                 19,438          18,807
  Accrued taxes                                                       38,012           9,881
  Accrued interest                                                   120,992          98,408
  Accrued vacation pay                                                34,906          34,607
  Liabilities from price risk management activities (Note 1)           2,949           2,719
  Deferred gain on hedging activity (Note 1)                               -          17,409
  Other                                                              127,440         137,953
                                                                 ------------    ------------
                                                                   1,350,977       1,577,230
                                                                 ------------    ------------
Regulatory and other liabilities (Note 3):
  Accumulated deferred income taxes                                1,488,190       1,472,818
  Liability for swap contracts                                       775,817         778,229
  Employee pension and other benefits                                216,491         218,569
  Deferred gain on swap hedges                                             -          66,405
  Unbilled gas revenues                                               15,252          18,852
  Other                                                              366,363         358,732
                                                                 ------------    ------------
                                                                   2,862,113       2,913,605
                                                                 ------------    ------------
Commitments and contingencies (Notes 2 and 3):
  Liability for environmental restoration                            285,000         285,000
                                                                 ------------    ------------
                                                                 $12,380,869     $12,623,662
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                      2001          2000
                                                                  ----------------------------
                                                                  (In thousands of dollars)
Cash flows from operating activities:
 Net income                                                       $  40,914     $  14,474
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Cumulative effect of change in accounting principle               (8,826)            -
   Depreciation and amortization                                     77,887        77,950
   Amortization/accretion of MRA/IPP buyout costs                    91,073        93,658
   Amortization of nuclear fuel                                       7,203         6,932
   Provision for deferred income taxes                                6,029        35,343
   Net accounts receivable (net of changes in accounts receivable
     sold)                                                          (12,087)      (63,681)
   Materials and supplies                                            49,818        32,355
   Accounts payable and accrued expenses                           (123,310)      (45,407)
   Accrued interest and taxes                                        50,715        95,569
   Changes in MRA and IPP buyout costs regulatory assets             11,781         9,503
   Deferral of MRA interest rate savings                              4,229         5,417
   Changes in other assets and liabilities                          (73,410)      (18,694)
                                                                  ----------    ----------
    Net cash provided by operating activities                     $ 122,016       243,419
                                                                  ----------    ----------
Cash flows from investing activities:
 Construction additions                                             (52,535)      (39,156)
Nuclear fuel                                                        (2,304)      (16,923)
                                                                  ----------    ----------
 Acquisition of utility plant                                       (54,839)      (56,079)
 Materials and supplies related to construction                          52           581
 Accounts payable and accrued expenses related to construction      (30,827)      (11,352)
 Other investments                                                   64,014        28,434
 Proceeds from the sale of generation assets                         83,838             -
 Other                                                               (3,926)       (6,266)
                                                                  ----------    ----------
    Net cash provided by (used in) investing activities              58,312       (44,682)
                                                                  ----------    ----------
Cash flows from financing activities:
 Funds held for the repurchase of common stock                            -        (8,160)
 Reductions in long-term debt                                      (226,050)       (3,403)
 Purchase of treasury stock                                               -        (9,581)
 Net change in short-term debt                                      115,000             -
 Other                                                                3,558           465
                                                                  ----------    ----------
    Net cash used in financing activities                          (107,492)       (20,679)
                                                                  ----------    -----------
Net increase in cash                                                 72,836        178,058
Cash at beginning of period                                         108,343        116,164
                                                                  ----------    -----------
Cash at end of period                                             $ 181,179     $  294,222
                                                                  ==========    ===========
Supplemental disclosures of cash flow information:
 Interest paid                                                    $  70,746     $   35,970
 Income taxes paid (refunded)                                     $     612     $     (130)

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                  (In thousands of dollars)
Operating revenues:
 Electric                                        $  823,566     $  828,046
 Gas                                                356,140        245,847
                                                 -----------    -----------
                                                  1,179,706      1,073,893
                                                 -----------    -----------
Operating expenses:
 Electricity purchased                             291,053         279,890
 Fuel for electric generation                       14,317          13,330
 Gas purchased                                     249,760         138,432
 Other operation and maintenance expenses          248,625         217,656
 Amortization/accretion of MRA/IPP buyout costs     91,073          93,658
 Depreciation and amortization                      77,768          77,832
 Other taxes                                        50,403          67,995
                                                -----------     -----------
                                                 1,022,999         888,793
                                                -----------     -----------
Operating income                                   156,707         185,100

Other deductions                                      (789)         (7,365)
                                                -----------     -----------
Income before interest charges                     155,918         177,735
Interest charges                                   102,895         111,332
                                                -----------     -----------
Income before income taxes                          53,023          66,403
Income taxes                                        17,774          45,570
                                                -----------     -----------
Net income (Note 1)                                 35,249          20,833
Dividends on preferred stock                         7,758           7,904
                                                ----------      -----------
Balance available for common stock              $   27,491      $   12,929
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                       2001        December 31,
                                                  (Unaudited)          2000
                                                     (In thousands of dollars)
Utility plant:
 Electric plant                                   $ 7,143,336     $ 7,179,329
 Nuclear fuel                                         674,563         672,259
 Gas plant                                          1,316,028       1,310,649
 Common plant                                         353,283         349,751
 Construction work in progress                        265,694         289,634
                                                  ------------    ------------
   Total utility plant                              9,752,904       9,801,622
 Less - Accumulated depreciation and amortization   4,036,093       4,019,282
                                                  ------------    ------------
  Net utility plant                                 5,716,811       5,782,340
                                                  ------------    ------------
Other property and investments                        436,898         420,391
                                                  ------------    ------------
Current assets:
 Cash, including temporary cash investments
  of $56,286 and $48,123, respectively                 70,064         75,025
 Accounts receivable (less allowance for doubtful
  accounts of $67,500 and $59,100, respectively)      418,931        390,452
 Materials and supplies, at average cost:
   Oil for production of electricity                      241          2,681
   Gas storage                                          2,894         50,947
   Other                                               89,346         90,750
  Assets from price risk management activities(Note 1) 16,405         65,052
  Prepaid taxes                                        50,708          7,882
  Other                                                20,331         31,195
                                                   -----------    -----------
                                                      668,920        713,984
                                                   -----------    -----------
Regulatory assets (Note 3):
 MRA regulatory asset                               3,239,863      3,328,720
 Swap contracts regulatory asset                      626,547        625,103
 Regulatory tax asset                                 412,893        408,303
 IPP buyout costs                                     224,893        234,117
 Deferred environmental restoration costs (Note 2)    285,000        285,000
 Deferred loss on sale of assets                      122,759        158,333
 Postretirement benefits other than pensions           44,124         45,084
 Unamortized debt expense                              38,602         39,823
 Other                                                175,630        191,524
                                                 -------------  -------------
                                                    5,170,311      5,316,007
                                                 -------------  -------------
Other assets                                           75,850         77,235
                                                 -------------  -------------
                                                 $ 12,068,790   $ 12,309,957
                                                 =============  =============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                  March 31,
                                                                    2001             December 31,
                                                                 (Unaudited)             2000
                                                                   (In thousands of dollars)
Capitalization:
 Common stockholders' equity:
  Common stock - $1 par value; authorized 250,000,000 shares;
   issued and outstanding 187,364,863 shares                    $   187,365        $   187,365
  Repurchase of Holdings' common stock, at cost                    (407,193)          (407,193)
  Capital stock premium and expense                               2,362,745          2,362,404
  Accumulated other comprehensive income                             (4,242)            (7,459)
  Retained earnings                                                 326,597            299,106
                                                                ------------       ------------
                                                                  2,465,272          2,434,223
                                                                ------------       ------------
  Cumulative preferred stock, authorized 3,400,000 shares,
   $100 par value:
  Non-redeemable (optionally redeemable), issued 2,100,000 shares   210,000            210,000
  Redeemable (mandatorily redeemable), issued 168,000 shares         15,000             15,000
  Cumulative preferred stock, authorized 19,600,000 shares,
   $25 par value:
  Non-redeemable (optionally redeemable), issued 6,200,000 shares   230,000            230,000
  Redeemable (mandatorily redeemable), issued 1,782,801 shares       38,750             38,750
                                                                ------------       ------------
                                                                    493,750            493,750
                                                                ------------       ------------
  Long-term debt                                                  4,674,004          4,678,963
                                                                ------------       ------------
   Total capitalization                                           7,633,026          7,606,936
                                                                ------------       -------------
Current liabilities:
  Short-term debt                                                   225,000            110,000
  Long-term debt due within one year                                418,186            628,325
  Sinking fund requirements on redeemable preferred stock             7,620              7,620
  Accounts payable                                                  276,447            404,115
  Payable on outstanding bank checks                                 17,450             28,536
  Customers' deposits                                                19,438             18,807
  Accrued taxes                                                      33,138             10,867
  Accrued interest                                                  120,992             98,408
  Accrued vacation pay                                               34,906             34,607
  Liabilities from price risk management activities (Note 1)          2,949              2,719
  Deferred gain on futures contracts (Note 1)                             -             17,409
  Other                                                             126,628            136,789
                                                                ------------       ------------
                                                                  1,282,754          1,498,202
                                                                ------------       ------------
Regulatory and other liabilities (Note 3):
  Accumulated deferred income taxes                               1,494,087          1,479,032
  Liability for swap contracts                                      775,817            778,229
  Employee pension and other benefits                               216,491            218,569
  Deferred gain on swap hedges                                            -             66,405
  Unbilled gas revenues                                              15,252             18,852
  Other                                                             366,363            358,732
                                                                ------------       ------------
                                                                  2,868,010          2,919,819
                                                                ------------       ------------
Commitments and contingencies (Notes 2 and 3):
  Liability for environmental restoration                           285,000            285,000
                                                                ------------       ------------
                                                                $12,068,790        $12,309,957
                                                                ============       ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                               Three Months Ended March 31,
                                                                       2001             2000
                                                                   ----------------------------
                                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                       $  35,249       $  20,833
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                    77,768          77,832
     Amortization/accretion of MRA/IPP buyout costs                   91,073          93,658
     Amortization of nuclear fuel                                      7,203           6,932
     Provision for deferred income taxes                              10,465          35,342
     Net accounts receivable (net of changes in accounts
      receivable sold)                                               (32,079)        (54,659)
     Materials and supplies                                           47,062          31,549
     Accounts payable and accrued expenses                          (110,259)        (40,761)
     Accrued interest and taxes                                       44,855          95,689
     Changes in MRA and IPP buyout costs regulatory assets            11,781           9,503
     Deferral of MRA interest rate savings                             4,229           5,417
     Changes in other assets and liabilities                         (63,035)        (19,801)
                                                                   ----------      ----------
     Net cash provided by operating activities                       124,312         261,534
                                                                   ----------      ----------
Cash flows from investing activities:
  Construction additions                                             (52,535)        (39,156)
  Nuclear fuel                                                        (2,304)        (16,923)
                                                                   ----------      ----------
  Acquisition of utility plant                                       (54,839)        (56,079)
  Materials and supplies related to construction                          52             581
  Accounts payable and accrued expenses related to construction      (27,565)        (10,190)
  Other investments                                                  (16,261)         (7,634)
  Proceeds from the sale of generation assets                         83,838               -
  Other                                                                  752          (5,740)
                                                                   ----------      ----------
     Net cash used in investing activities                           (14,023)        (79,062)
                                                                   ----------      ----------
Cash flows from financing activities:
  Common stock dividend paid to Holdings                                   -         (36,132)
  Funds held for the repurchase of Holdings' common stock                  -          (8,160)
  Repurchase of Holdings' common stock                                     -          (9,581)
  Preferred dividends paid                                            (7,758)         (7,904)
  Reduction in long-term debt                                       (226,050)         (3,403)
  Net change in short-term debt                                      115,000               -
  Other                                                                3,558             465
                                                                   ----------      ----------
  Net cash used in financing activities                             (115,250)        (64,715)
                                                                   ----------      ----------
Net increase (decrease) in cash                                       (4,961)        117,757
Cash at beginning of period                                           75,025          72,479
                                                                   ----------      ----------
Cash at end of period                                              $  70,064       $ 190,236
                                                                   ==========      ==========

Supplemental disclosures of cash flow information:
 Interest paid                                                     $  70,746       $  35,970
 Income taxes paid (refunded)                                      $       7       $    (772)

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

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Holdings and Niagara Mohawk’s combined 2000 Annual Report on Form 10-K.

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 2001 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the future will depend on the outcome of the regulatory process, including the effect on rates proposed in connection with the pending merger with National Grid. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Agreement with National Grid” for a discussion of the pending merger, and see Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Rate Plan” for a discussion of the proposed rate plan in connection with the merger. The closing on the sale of the fossil and hydro generation assets at various times during 2000 and 2001 has also affected the comparability of the financial statements. See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2, for a further discussion of the MRA and the generation asset sales.

The income statements, balance sheet and cash flow statements for Holdings and Niagara Mohawk reflect the accounting and ratemaking treatment as directed by the PSC as a result of May 2000 New York State tax law changes, whereby the gross receipts tax has been replaced by a state income tax retroactive to January 1, 2000. The PSC issued an order December 21, 2000 that requires the deferral and pass back of any net tax reduction savings to customers. Niagara Mohawk’s liability to customers of approximately $39 million is reflected in the “Other” current liabilities line item on the balance sheet at March 31, 2001. Holdings and Niagara Mohawk increased electric revenues by $4.4 million and gas revenues by $0.7 million for the three months ended March 31, 2000 and recorded the offset to the liability to customers account. Holdings and Niagara Mohawk reflected these changes in its financial statements beginning with the second quarter of 2000 and the financial statements included herein for the first quarter 2001 have also been restated to reflect these changes.

In addition, the income statements also reflect the reclassification of $9.3 million for the three months ended March 31, 2000 from the “Other taxes” line item to the “Income taxes” line item. The cash flow statements for Holdings and Niagara Mohawk reflect the above-mentioned income statement and balance sheet changes. Beginning on January 1, 2001, Niagara Mohawk’s gross receipts tax surcharge tariffs reflect the actual 2001 statutory rates. Therefore Niagara Mohawk did not have to adjust revenues in the first quarter 2001.

The income statements and cash flow statements for Holdings and Niagara Mohawk for the three months ended March 31, 2000 reflect the reclassification of the amortization and accretion associated with certain costs incurred as part of the MRA and additional IPP contract buyouts from “Other Operation and Maintenance Expenses” to “Amortization/Accretion of MRA/IPP Buyout Costs.” The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:"

                                            Three Months Ended
                                                 March 31,
                                             2001         2000
                                          ---------    ---------
                                              (in thousands)
Amortization of MRA regulatory asset      $ 96,625     $ 96,625
Accretion to MRA regulatory asset
    (Senior Discount Note)                  (7,768)      (7,148)
Other MRA related accretion                 (7,008)      (4,478)
Amortization of other IPP buyout costs       9,224        8,659
                                          ---------    ---------
                                          $ 91,073     $ 93,658
                                          =========    =========

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closings of the sales of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sales.

Comprehensive Income:   Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition, deferred gains and losses associated with hedging activity and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk’s preferred dividends and reported net income or loss. Total comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

                    Three Months Ended
                        March 31,
Company:           2001           2000
--------------  ----------     ---------
                      (in millions)
Holdings         $ 39.6        $ 14.3
Niagara Mohawk     38.5          21.1

New Accounting Standards - Derivatives and Hedging Activities:    The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 137 changed the implementation date for this standard to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” which, among other changes, modified the type and number of transactions to which the new standard would need to be applied.

The basic requirements of SFAS No. 133 are that companies identify all derivative instruments in use, record all derivatives on the balance sheet as assets or liabilities, measured at fair value, and adjust the fair value at each financial reporting period. Depending on the use of the derivative and its qualification as a hedge, the changes in fair value will either be recorded directly in earnings or deferred and matched with the settlement of the transaction being hedged. Niagara Mohawk’s derivatives are listed on the Consolidated Balance Sheets as “Assets from price risk management activities” and “Liabilities from price risk management activities.” Amounts shown at December 31, 2000 as well as Holdings amount for "Deferred gain on hedging activity" and Niagara Mohawk’s amount for "Deferred gain on futures contracts" represent the accounting treatment under the previous standard, SFAS No. 80, “Accounting for Futures Contracts.”

Holdings and Niagara Mohawk adopted this standard beginning January 1, 2001. Upon implementation, Niagara Mohawk designated several financial instruments as derivatives and qualified certain of these instruments as hedges. Those derivative instruments that did not qualify for hedge accounting were the result of regulatory rulings and therefore, the earnings impact of the adoption of SFAS No. 133 was offset by regulatory assets or liabilities as directed by SFAS No. 71. The result was no impact on earnings for the adoption of SFAS No. 133 by Niagara Mohawk.

Niagara Mohawk Energy, Inc. (“Niagara Mohawk Energy”), Holdings’ energy marketing subsidiary, also designated various instruments as derivatives. These derivative instruments do not qualify as hedges, and therefore the transition entries were recorded directly to earnings. Effective January 1, 2001, the implementation of SFAS No. 133 by Niagara Mohawk Energy was recognized in earnings as the cumulative effect of a change in accounting principle of $12.8 million after tax or 8 cents per share.

NOTE 2.  CONTINGENCIES

Environmental issues:  The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state, or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 122 sites that comprise the current liability estimates, including 67 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $285 million, which is reflected in both Holdings and Niagara Mohawk’s Consolidated Balance Sheets at March 31, 2001 and December 31, 2000. The potential high end of the range is presently estimated at approximately $496 million, including approximately $235 million in the unlikely event Niagara Mohawk is required to assume 100 percent responsibility at non-owned sites. The probabilistic method was used to determine the amount to be accrued for 21 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk is currently negotiating a voluntary clean-up agreement with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for the investigation of these sites in the estimated liability.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $86.2 million, with an expected value calculation of $62.3 million, which is included in the amounts accrued at March 31, 2001 and December 31, 2000. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a proposed remedial action plan (“PRAP”) in October 2000. Based on this PRAP and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.6 million and an expected value calculation of $13.6 million. With respect to another operating unit, the DEC is expected to issue a PRAP in the summer of 2001. Currently, the high end of this unit is estimated to be $63.5 million, with an expected value calculation of $43.2 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $7.1 million, with an expected value calculation of $5.5 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

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

Pursuant to the local rules for the Federal District Court for the Northern District of New York, the Court has, based upon the parties’ representation that settlement is imminent, dismissed the action without prejudice. The Court has retained jurisdiction to vacate this dismissal and reopen the action in the event that the settlement is not completed.

To date, Niagara Mohawk has settled with Jones Chemicals, Inc., the Thruway Authority and the Canal Corporation. Niagara Mohawk is engaged in settlement negotiations with the remaining defendants and expects to execute settlement agreements in the immediate future. The settlements achieved to date substantially reduce Niagara Mohawk’s financial exposure concerning the remediation of Harbor Point and the surrounding sites, which has been reflected in the $285 million environmental liability. In the event that the Company, as anticipated, settles with the remaining defendants, Niagara Mohawk’s financial exposure would be further reduced.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.2 billion at March 31, 2001. These regulatory assets are probable of recovery.

MRA regulatory asset:  Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the cost to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk’s rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

Swap contract regulatory asset:  The swap contracts regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the present value of the forecasted difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired and the Albany oil and gas-fired generation plants. In the balance sheet presentation, a portion of the Swap Contracts Regulatory Asset is recorded within the MRA Regulatory Asset. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining terms of these contracts ending on June 2003. The Albany contract expires on September 30, 2003. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 8 and Note 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten.

Deferred loss on the sale of assets:   See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2 for a detailed discussion of the non-nuclear generation asset sales. Power Choice requires Niagara Mohawk to divest its portfolio of fossil and hydro generation assets and provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of March 31, 2001, Niagara Mohawk has completed the sales of these assets and has recorded a regulatory asset of $122.8 million for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. The net loss or stranded cost balance of $122.8 million at March 31, 2001, reflects the results of the PSC Staff’s recommended adjustments based on their review of the generation asset sales through year end, as well as, the results of the Roseton sale. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $18.6 million based on the asset sales, of which $6.8 million is reflected in income in 2001 in the “Other income (deductions)” line item of the Consolidated Income Statements and $11.8 million was reflected in income in 1999 and 2000. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The merger rate plan proposal modifies the recovery period of stranded costs and incentives.

Niagara Mohawk has also announced an agreement to sell its nuclear generation assets. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 3 for a complete discussion regarding this announced sale of Niagara Mohawk’s nuclear generation assets and its regulatory treatment. On May 8, 2001, Niagara Mohawk announced that it filed a joint proposal of settlement regarding the rate treatment of the sale of its interests in Unit 1 and Unit 2 to Constellation Nuclear, LLC. The settlement was reached with Multiple Intervenors (an association of large customers, on behalf of its members in Niagara Mohawk’s service territory) and the staff of the PSC. The settlement remains subject to approval by the PSC. The key provisions of the joint proposal include:

-   Full recovery of all stranded costs (other than $123 million), including a return, over a period projected not to exceed 10 years; and
-   Approval of two power purchase agreements, one for 41 percent (Niagara Mohawk’s ownership share) of 90 percent of the output of Unit 2 for a term of
    10 years, and another for 90 percent of the output of Unit 1 until the end of its current license life.

In addition to the PSC, the sale is subject to approvals from the Nuclear Regulatory Commission and the FERC. The transaction is targeted to close in mid-2001.

Notwithstanding the announced sale, because Unit 2 has multiple owners (and the sale of Unit 1 is contingent on the sale of Unit 2) and because these sales are still subject to regulatory hurdles that must be overcome, including stranded cost recovery, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives. (See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Pending Merger Agreement with National Grid” for a discussion of how the merger agreement is impacted by the sale of nuclear assets).

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to whether the PSC will approve any sale of the nuclear generating plants on terms acceptable to Niagara Mohawk, and the outcome of other regulatory approvals, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of March 31, 2001. Under this assumption, the nuclear generating assets are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until the sale and expected cash proceeds from the sale of the assets. If the terms of the joint proposal of settlement were to be implemented, Niagara Mohawk would expect to record a write-off of $123 million.

SFAS No. 71 and other accounting matters:  The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97-4, “Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71” and SFAS No. 101, “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71” in July 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the CTC and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset over its planned amortization period and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s, and therefore, Holdings’ ability to pay dividends.

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

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 97 percent of total assets and 86 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk has a proposed sale of the nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level. Holdings’ management has determined that it will pursue a sale of Niagara Mohawk Energy’s energy marketing business in 2001. The energy marketing business had revenues of $187.3 million and net income from continuing operations after the cumulative effect of the accounting change (net of income taxes) of $12.8 million in the first quarter 2001.

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
-----------------------------------------------------------------
     2001
     ----
Regulated                  $ 1,179,706  $ (96,394)  $ 12,068,790
Unregulated                    187,511      3,609        312,079
Eliminations                         -          -              -
                           --------------------------------------
 Total Consolidated        $ 1,367,217  $ (92,785)  $ 12,380,869
=================================================================
     2000
     ----
Regulated                  $ 1,073,893  $(126,152)  $ 12,456,519
Unregulated                    120,748     (6,058)       257,142
Eliminations                       (56)         -              -
                           --------------------------------------
 Total Consolidated        $ 1,194,585  $(132,210)  $ 12,713,661
=================================================================

EVA® is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors’ expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months ending March 31, 2001 and 2000, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contract payments to IPPs, which is calculated annually, and the corresponding recognition of imputed interest as shown in the table below.

                                   Three months ended March 31,
(in thousands of dollars)              2001           2000
---------------------------------------------------------------
Estimated net present value of     $ 1,314,600    $1,383,600
the remaining future above
market contract payments to IPPs

Corresponding recognition of            $9,678       $10,188
imputed interest

EVA® is further segmented between EVA® from Operations and EVA® related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA® to total consolidated net income for the three months ended March 31, 2001 and 2000 is as follows:

                                                Three months ended March 31,
(in thousands of dollars)                            2001           2000
----------------------------------------------------------------------------
Economic Value Added:
    Operations                                  $   (15,357)     $ (32,619)
    Stranded Costs                                  (77,428)       (99,591)
                                                ------------     ----------
Total Economic Value Added                          (92,785)      (132,210)
Charge for Use of Investor's Capital                218,620        236,971
Interest Component of IPP Payments (net of taxes)    (9,692)       (10,200)
Interest Charges (net of taxes)                     (67,471)       (72,183)
Niagara Mohawk Preferred Dividends                   (7,758)        (7,904)
                                                ------------     -----------
   Consolidated Net Income (Loss)               $    40,914      $  14,474
                                                ============     ===========

EVA®is a registered trademark of Stern Stewart & Co.

NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES

Niagara Mohawk has identified five types of derivative instruments: (1) financial swap agreements based on notional quantities of electric power (IPP swaps, Huntley, Dunkirk, and Albany swaps), (2) NYMEX gas futures, gas basis swaps, and an oil swap acquired to offset price escalation in the aforementioned swaps, (3) NYMEX gas futures hedging a power purchase agreement indexed to gas prices, (4) fixed for floating electricity swaps designated as cash flow hedges of anticipated purchases of electricity and (5) NYMEX gas futures designated as cash flow hedges of anticipated purchases of natural gas.

The derivative financial instruments held by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk has an Exposure Management Committee (“EMC”) to monitor and control efforts to manage risks. The EMC oversees the Financial Risk Management Policy (the “Policy”) applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and in volumes consistent with its core business.

The IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets to limit Niagara Mohawk’s exposure to electricity prices. These swaps are an exchange of a contract price for the floating market price based on a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP indexed swaps and the Albany swap, the contract payments are indexed, primarily to fuel prices (natural gas and oil), and therefore the payments Niagara Mohawk must make fluctuate with the prices for these commodities. To mitigate exposure, Niagara Mohawk acquired NYMEX gas futures, gas basis swaps, and the Albany Oil swap.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk to price risk for those commodities. Niagara Mohawk attempts to mitigate these risks using fixed for floating electric swaps and through the purchase of NYMEX gas futures.

During several months of 2001, Niagara Mohawk projects that it will be in a short position for electricity needed to supply customers. For those months, electricity would need to be purchased through the NYISO at market prices. While Niagara Mohawk expects supplies of electricity in upstate New York to be adequate during the summer, to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this shortage through fixed for floating swaps on electricity.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. Niagara Mohawk is using NYMEX gas futures as hedges to effectively and prudently manage those costs.

For the first quarter of 2001, Niagara Mohawk has recorded a decrease of $2.3 million to “Electricity purchased” and $ 7.9 million to “Gas purchased” from the settlement of cash flow hedges.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of electricity at market prices from the NYISO and the purchases of natural gas in each of the months hedged. Net deferred gains at March 31, 2001 for both electricity and gas cash flow hedges is $3.6 million. The deferral is recorded in “Accumulated other comprehensive income.” This amount will be reclassified to earnings within the next 12 months. None of Niagara Mohawk’s cash flow hedges extend beyond 12 months. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

The application of SFAS No. 133 in the accounting for transmission congestion contracts (TCCs) was discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data Note 1, Summary of Significant Accounting Policies - Derivatives. It has been determined that TCCs, as used by Niagara Mohawk, are excluded from the application of SFAS No. 133.

On April 27, 2001, Niagara Mohawk began using combinations of NYMEX call options and put options to hedge the price of natural gas within a range of prices. These financial instruments are called collars. The collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices.

Niagara Mohawk Energy also holds financial instruments and is engaged in trading activities. Niagara Mohawk Energy maintains a separate Risk Management and Trading Policy Manual that allows for transactions such as marketing and trading in retail and wholesale, physically and financially settled, energy based instruments. Like Niagara Mohawk’s Policy, the energy trading policy seeks to assure that risks are identified, evaluated, and actively managed.

Niagara Mohawk Energy uses purchases and sales of energy as well as derivative transactions (such as forwards, futures and swaps) to create margin and to hedge the price risk of its portfolio. TCCs are also used by Niagara Mohawk Energy to fix the price of delivered energy. Unlike Niagara Mohawk, because Niagara Mohawk Energy does not originally own the transmission rights, these instruments are not excludable from SFAS No. 133 and are included in its derivative portfolio. Niagara Mohawk Energy manages risk by quantifying market exposure and then comparing the quantification to pre-determined risk capital limit defined by the Niagara Mohawk Energy Board of Directors.

For a more detailed discussion of the various derivative instruments used, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 9, Fair Value of Financial and Derivative Financial Instruments. See also Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a detailed discussion about how these items factor into Holdings and Niagara Mohawk’s risk management strategy.

REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of March 31, 2001 and 2000, and the related unaudited consolidated statements of income and of cash flows for the three-month periods ended March 31, 2001 and 2000, and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of March 31, 2001 and 2000, and the related unaudited Consolidated Statements of Income and of cash flows for the three-month periods ended March 31, 2001 and 2000. The report of PricewaterhouseCoopers LLP dated May 14, 2001, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. PricewaterhouseCoopers LLP’s report does not express an opinion on the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of March 31, 2001 and 2000 (not presented herein), and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2001 and 2000, and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 2001 and 2000 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of December 31, 2000, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
May 14, 2001

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

The pending merger was approved by Holdings’ shareholders on January 19, 2001 and by National Grid’s shareholders on January 29, 2001. However, the merger is contingent on National Grid shareholders further approving the new holding company structure at a second meeting to be held later this year. On February 26, 2001, the merger received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The pending merger is also contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935, the FERC and the PSC. Holdings is targeting the pending merger to be completed by late 2001.

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

Pending Merger Rate Plan:  On January 17, 2001, Niagara Mohawk filed a petition for approval of the merger and the merger rate plan with the PSC. The objectives of the pending merger rate plan are lowering and stabilizing energy delivery rates for customers, continued development of competitive commodity supply and demand market with protections for small customers, resolving outstanding issues before the PSC, and continuing Niagara Mohawk’s return to financial stability. Key elements of the pending merger rate plan are a reduction in electricity delivery charges as compared to what customers would have otherwise paid (7.8 percent for residential, 3.8 percent for commercial, 6.4 percent for small to mid-sized industrial and 13.4 percent for large industrial), a ten-year “freeze” of reduced electricity delivery charges subject to limited adjustments for exogenous factors, power supply costs stabilized for small customers for four years, a one-year extension of the current Gas Settlement Agreement, and incentive mechanisms to encourage cost reductions, service quality, and transmission congestion management. Other major provisions include an extension of the current low-income customer assistance program, modifications to corporate structure and affiliate rules and establishment of storm and environmental response funds. Variations in commodity costs and transmission revenues would be flowed through to customers. Current gas delivery rates are frozen through August 2003 and the merger rate plan proposes to extend the current gas agreement by one year to August 2004, maintaining the delivery rate freeze, safety incentives and programs to facilitate a competitive market. The parties to the PSC proceeding are in confidential settlement negotiations. Niagara Mohawk cannot predict the timing or the outcome of the negotiations or timetable under which the PSC will consider the petition for the merger and the merger rate plan.

Power Choice:  The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

The Power Choice agreement established a five-year electric rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. New York State tax law changes that further reduce the GRT rate for some customers and eliminate the GRT for others, are not reflected in the price reductions. The tax law changes are discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data, - Note 1. Summary of Significant Accounting Policies, “BASIS OF PRESENTATION.” Industrial customers are currently receiving average reductions of 25 percent relative to 1995 tariffs; this decrease includes discounts previously offered to some industrial customers through optional and flexible rate programs. As part of Power Choice, Niagara Mohawk has retained the flexibility to address specific competitive challenges for energy intensive customers through individual rate negotiations.

On April 27, 2001, Niagara Mohawk filed an electricity proposal with the PSC to cover the final two years of the Power Choice agreement, as required under the terms of such agreement. The proposal allows for implementation of the Power Choice agreement to pass-through certain commodity-related costs to customers beginning September 1, 2001. Electric commodity costs, which fluctuate with market conditions, are projected to be higher as a result of recent trends in commodity markets, increases in charges from the NYISO and the expiration of some Niagara Mohawk supply contracts. Partially offsetting the projected increase in commodity costs is a reduction in rates for electric delivery service associated with a lowering of the competitive transition charge with respect to existing supply contracts. On balance, most customers are projected to see average total price increases of ten percent, depending upon actual commodity market conditions. However, residential and commercial customers will be provided with price protection from severe fluctuations in the generation marketplace through a delivery charge adjustment mechanism.

Niagara Mohawk’s largest customers, who have already experienced market price increases, are expected to see average total price reductions of ten percent as a result of the cut in delivery rates.

This filing was necessary should the proposed merger rate filing not be approved in time for September implementation. The merger rate filing described above would supersede this filing if it is approved.

Generation Asset Sales:  See Item 1. Notes to the Consolidated Financial Statements – Note 3. Rate and Regulatory Issues and Contingencies, “Deferred loss on the sale of assets” and Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business – Generation Asset Sales.”

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

Lakewood

In August 1997, Niagara Mohawk provided the village of Lakewood (“Lakewood”) with an estimate of its stranded cost obligations under both Rule 52 and FERC Order No. 888. In June 1998, Lakewood filed a petition with the FERC seeking a determination that it would not be responsible for any of Niagara Mohawk’s stranded costs if it created a new municipal electric system.

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

At the PSC’s request, Niagara Mohawk provided AMP with stranded cost calculations under Rule 52 and Order No. 888. Niagara Mohawk estimated AMP’s total stranded cost estimate at $150 million under Rule 52 and $272 million under Order No. 888. On June 23, 1999, a representative of the AMP communities submitted a letter to the PSC disputing Niagara Mohawk’s exit fee calculations and requesting that the alternative dispute resolution procedures of Niagara Mohawk’s Power Choice Settlement be invoked to resolve that dispute. By letter dated August 10, 1999, the PSC directed Niagara Mohawk to meet with representatives of the AMP communities and an administrative law judge employed by the PSC. Thereafter, representatives of Niagara Mohawk and the AMP communities met on several occasions to exchange information and views on this subject, but no agreement has been reached.

On September 29, 2000, AMP filed a Petition for an Expedited Declaratory Order with the FERC. In that petition, AMP urged the FERC to nullify the exit fee provisions of Niagara Mohawk’s Retail Tariff on a variety of grounds. In an order dated January 25, 2001, the FERC dismissed AMP’s petition without prejudice to AMP’s right to raise any of the issues raised therein in a proceeding before the PSC. On February 23, 2001, AMP requested rehearing of this determination. Niagara Mohawk and the PSC both opposed this request, which was denied by the FERC in an order dated March 26, 2001.

Niagara Mohawk believes it has meritorious defenses to the requests for relief made by AMP in its petition filed with the FERC, but cannot predict the final outcome of this matter at this time. If the 21 AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately 2 percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension or renegotiation of the exit fee provisions of Power Choice could have a material adverse effect on Holdings and Niagara Mohawk’s results of operations, financial condition, and future cash flows.

FERC Order 2000.  In December 1999, the FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for a Regional Transmission Organization (“RTO”). Utilities not currently part of a FERC approved transmission entity had to file their plans to form an RTO by October 15, 2000. Utilities, including Niagara Mohawk, who are part of a FERC approved transmission entity (Niagara Mohawk is a member of the NYISO), had to file with the FERC demonstrating the transmission entity conforms to the minimum characteristics and functions of an RTO, and if required, identify specific plans to make it conform, including any obstacles to achieve full compliance with Order 2000. On January 16, 2001, following a collaborative process with the other New York transmission owning utilities, with the staff of the NYISO, and other New York wholesale market participants, Niagara Mohawk and the other New York transmission owning utilities made a joint filing with the NYISO at the FERC describing how the NYISO is already compliant with many of the Order 2000 requirements, and steps that will be taken to achieve compliance to meet the remaining requirements. A number of generators, marketers and industrial customers subsequently intervened in this proceeding requesting various forms of relief ranging from a FERC order requiring the NYISO to merge with the New England independent system operator and Pennsylvania Jersey Maryland power pool to modification or abolition of various provisions of the NYISO’s Open Access Transmission Tariff. The FERC has not yet ruled on any of these pleadings. Niagara Mohawk cannot predict the financial impacts, if any, of the NYISO’s compliance with the FERC Order 2000.

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

On September 27, 2000, the FERC rejected certain portions of Sithe’s complaint and set for hearing the remaining portions. Niagara Mohawk has filed for rehearing of the portion of that order setting Sithe’s claims for a refund of $65 million in costs incurred to interconnect its plant to Niagara Mohawk’s system and the FERC has issued a tolling order extending its time to rule on this matter.

Niagara Mohawk and Sithe have negotiated and filed with the FERC a settlement resolving all of the issues in this proceeding except for Sithe’s claim that it is entitled to be reimbursed for approximately $54 million in facilities paid for or provided to Niagara Mohawk by Sithe. While Niagara Mohawk is hopeful that these negotiations will be successful in resolving some or all of these issues, Niagara Mohawk is unable to predict the outcome of these negotiations at this time.

Nuclear Operations

Unit 1:  The scheduled refueling and maintenance outage at Unit 1 began on March 18, 2001. Unit 1 returned to service on May 8, 2001 with no significant problems noted. Niagara Mohawk’s incremental expense associated with the entire outage was approximately $32 million (not including replacement power costs), net of expenditures deferred. Niagara Mohawk had budgeted $29.9 million in expense related to the outage. Niagara Mohawk incurred $8 million more in incremental capital expenditures than budgeted mainly to replace turbine blades that had crack-like indications, which were identified during routine inspections.

Financial Position

Holdings and Niagara Mohawk’s capital structure at March 31, 2001 and December 31, 2000, was as follows:

                              March 31,   December 31,
         %                      2001        2000
------------------------------------------------------
Holdings:
Long-term debt                  61.3       62.6
Preferred stock of subsidiary    6.0        5.8
Common equity                   32.7       31.6

Niagara Mohawk:
Long-term debt                  63.3       64.4
Preferred stock                  6.1        6.0
Common equity                   30.6       29.6

The closing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the generation assets, have and will continue to allow both entities to reduce the leverage in the capital structure. Book value of Holdings’ common stock was $16.94 per share at March 31, 2001, as compared to $16.69 at December 31, 2000.

EBITDA for the 12 months ended March 31, 2001 was $1,103 million for Holdings. EBITDA has declined approximately $80 million as compared to the same period in 2000, primarily as a result of lower operating income and lower depreciation as a result of the fossil/hydro generation asset sales. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative change in accounting principle and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Holdings’ net income:

Liquidity and Capital Resources

                                                Twelve Months Ended
(in thousands of dollars)                           March 31,
                                                2001         2000
                                            -----------  -----------
EBITDA                                     $1,102,639    $1,182,774
Interest income                                18,933        24,698
Extraordinary item                               (909)      (23,807)
Cumulative change in accounting principle      12,790             -
Income taxes                                   37,167        (9,411)
Preferred dividend requirement
   of subsidiary                              (31,291)      (35,688)
Interest charges                             (428,837)     (466,297)
Depreciation and amortization                (312,274)     (328,607)
Nuclear fuel amortization                     (29,650)      (26,035)
Amortization/accretion of
   MRA/IPP buyout costs                      (372,902)     (366,719)
Allowance for funds used during
   construction                                 3,512         3,013
Deferral of MRA interest rate
   savings                                    (19,281)      (25,367)
                                           -----------   -----------
Net income                                 $  (20,103)   $  (71,446)
                                           ===========   ===========

(See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term.  At March 31, 2001, Holdings and Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $181.2 million and $70.1 million, respectively, and accounts receivable of $479.3 million and $418.9 million, respectively. Accounts receivable are net of amounts sold, as discussed below. Holdings and Niagara Mohawk have a negative working capital balance of $466.1 million and $613.8 million, respectively, primarily due to long-term debt due within one year of $418.2 million at Niagara Mohawk and short-term debt of $225.0 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $122.0 million for Holdings and $124.3 million for Niagara Mohawk in the three months ended March 31, 2001 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $804 million of credit consisting of a $280 million 364 day revolving credit facility (expires May 31, 2001, with the option to convert the loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of March 31, 2001, Niagara Mohawk borrowed $270 million from the revolving credit facility, consisting of $225 million from the 364 day revolving credit facility and $45 million from the five year revolving credit facility, leaving Niagara Mohawk with $110 million of borrowing capability under the bank facility agreement. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 6.2 percent. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through March 31, 2001, Niagara Mohawk had $420 million in such first mortgage bond maturities.

Niagara Mohawk Energy has a $75 million bank facility secured by certain assets of Opinac and a $25 million guarantee from Holdings. The facility provides for letters of credit and a $10 million line of credit. The line of credit expires on September 30, 2002. As of March 31, 2001, approximately $35.3 million in letters of credit were outstanding. As of March 31, 2001, there were no borrowings against the line of credit. In addition, Holdings has issued guarantees of $8 million as of March 31, 2001 to trade counter-parties of Niagara Mohawk Energy.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. During February 2001, NMR was not in compliance with the statistical ratios relating to the pool of receivables sold. The purchaser has granted a waiver for this period. NMR returned to compliance with this ratio in March 2001. The amount of receivables sold at March 31, 2001 was $170.2 million. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for a discussion of NMR’s compliance with statistical ratios in 2000. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Holdings and Niagara Mohawk’s net cash provided by investing activities increased $103.0 and $65.0 million, respectively, in 2001 as compared to the same period in 2000. These increases were primarily due to Niagara Mohawk completing the sale of its interest in the Roseton generation station in the first quarter 2001.

Niagara Mohawk’s net cash used in financing activities increased $50.5 million as compared to the same period in 2000, primarily due to Niagara Mohawk retiring more debt in the first quarter 2001 as compared to 2000.

Results of Operations

The following discussion presents the material changes in results of operations for the three months ended March 31, 2001 in comparison to the same period in 2000. The results of operations section includes the results of both Holdings and Niagara Mohawk. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month period should not be taken as an indication of earnings for all or any part of the balance of the year. Results of operations after mid-1998 are different from those preceding that date in view of the June 30, 1998 termination, restatement or amendment of IPP contracts, the implementation of Power Choice, the sale of the fossil and hydro generation assets and the announced sale of nuclear assets. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings for the five years under Power Choice have been and will continue to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice, would be to record a significantly higher percentage of income earned in the first quarter compared to earnings for the balance of each year. The ability of Niagara Mohawk to improve earnings in the future periods will depend on the outcome of the regulatory process, including the outcome of the merger rate filing, and may otherwise be affected by the pending merger with National Grid. See “Pending Merger Agreement with National Grid” for a discussion of the pending merger. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report. See Holdings and Niagara Mohawk's combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 1. “Summary of Significant Accounting Policies,” for a further discussion of the formation of the holding company structure during 1999.

Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

Holdings:

Earnings for the first quarter of 2001 were $40.9 million or 26 cents per share, as compared with earnings of $14.5 million or 8 cents per share for the first quarter of 2000. Earnings for 2001 included the cumulative effect of an accounting change related to the adoption by Niagara Mohawk Energy of SFAS No. 133 of $12.8 million or 8 cents per share. First quarter earnings for 2001, as compared with the first quarter of 2000, have been positively impacted by the following items:

-   Changes in the percentage allocation of federal income taxes in the first quarter 2001 as compared to the same period in 2000 of $12.8 million or 8 cents per share. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC.
-    The increase in GRT credits received by Niagara Mohawk of $16.9 million or 7 cents per share due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.
-   Lower interest expense of approximately $8.4 million or 3 cents per share due to the repayment of debt during 2000 and 2001.
-   The recording of a non-cash incentive of $6.8 million or 3 cents per share in the first quarter 2001 due to the gain on the sale of the Roseton Steam Station.
     No incentive was recorded in the first quarter 2000.
-    Lower IPP purchases of $10.7 million or 4 cents per share due to a decrease in hydro IPP purchases as a result of a reduction in water flow.
     The first quarter 2001 was a drier season as compared to 2000.

Earnings for the first quarter were negatively impacted by the following items:

-    Niagara Mohawk’s exposure to higher natural gas prices in its purchased power portfolio of $24.3 million or 10 cents per share, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Fuel and purchased power costs were also higher because of an indexed contract with an IPP not part of the MRA. Niagara Mohawk has taken steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts through August 2001, which marks the end of the fixed price period in Niagara Mohawk's multi-year regulatory agreement.
-    A reduction in regulated electric revenues by $5 million or 2 cents per share as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.
-    An increase in bad debt expense of $6.4 million or 3 cents per share which reflects the impact of the higher natural gas prices on customers.

Niagara Mohawk:

Niagara Mohawk had earnings of $35.2 million for the first quarter of 2001. The preferred dividend requirement reduced the balance available for common stock to earnings of $27.5 million. These earnings as compared to the same period in 2000 are explained above in the discussion of Holdings’ earnings for the same period.

Revenues and Sales/Deliveries

Electric:

Of the $48.0 million increase in Holdings electric revenues, $52.5 million relates to Opinac’s unregulated revenues while Niagara Mohawk’s revenues were down $4.5 million.

Regulated electric revenues decreased $4.5 million or 0.5 percent from the first quarter of 2000. The decrease in regulated electric revenues is primarily due to a decrease in residential revenues of $10.0 million as a result of lower sales to residential customers and lower rates implemented in September 2000 in accordance with Power Choice and a decrease in miscellaneous revenues in the first three months of 2001 primarily due to a decrease in unbilled revenues. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. These decreases were offset by an increase in sales for resale of $15.3 million, due primarily to increased sales to the NYISO, and an increase in transmission revenues of $21.1 million primarily as a result of increased revenues from transmission congestion contracts sold through the auction process conducted by the NYISO.

                                Three Months Ended March 31,
                            Electric Revenue (Thousands)       Sales (GWh)
                                                    %                        %
                             2001      2000      Change    2001     2000   Change
                         ---------- ----------   ------  -------  -------  ------
Regulated:
 Residential             $ 326,209  $ 336,221     (3.0)   2,798    2,838    (1.4)
 Commercial                261,183    259,925      0.5    2,550    2,549       -
 Industrial                111,264    110,158      1.0    1,428    1,514    (5.7)
 Industrial - Special       16,382     15,350      6.7    1,116    1,047     6.6
 Other                       4,812     10,050    (52.1)      45       49    (8.2)
                         ---------- ----------   ------  -------  -------  ------
Regulated Total to
 Ultimate Consumers        719,850    731,704     (1.6)   7,937    7,997    (0.8)
 Other Electric Systems     28,451     13,119    116.9      435      367    18.5
 Distribution of Energy     37,972     42,161     (9.9)     946      856    10.5
 Transmission of Energy     44,059     22,994     91.6        -        -       -
 Miscellaneous              (6,766)    18,068    137.4        -        -       -
                         ---------- ----------   ------  -------  -------  ------
Total Regulated            823,566    828,046     (0.5)   9,318    9,220     1.1
Unregulated:
 Wholesale & Retail        153,658    101,223     51.8    3,165    2,558    23.7
                         ---------- ----------   ------  -------  -------  ------
Total                    $ 977,224  $ 929,269      5.2   12,483   11,778     6.0
                         ========== ==========   ======  =======  =======  ======

Regulated electric sales to ultimate consumers were approximately 7.9 billion KWh in the first quarter of 2001 and the same period in 2000.

Unregulated electric revenues increased $52.4 million or 51.8 percent from the first quarter of 2000 primarily as a result of Niagara Mohawk Energy having increased wholesale revenues of $68.3 million due to increased partner and trading volumes and higher prices. This increase was partially offset by lower retail revenues of $7.6 million due to the loss of a large customer.

Unregulated electric sales were 3.2 billion or a 23.7 percent increase from the first quarter of 2000 primarily due to an increase in wholesale sales. This increase was partially offset by lower retail sales.

Gas:

Of the $125.5 million increase in Holdings gas revenues, $110.3 million relates to Niagara Mohawk regulated revenues and $15.2 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $110.3 million or 44.9 percent in the first quarter of 2001 from the comparable period in 2000, primarily as a result of higher gas prices being passed through to customers.

Regulated gas sales to ultimate consumers were 34.8 million Dth or a 0.7 percent decrease from the first quarter of 2000.

                                    Three Months Ended March 31,
                                Gas Revenue (Thousands)     Sales (Thousands of Dth)
                                                   %                            %
                             2001      2000     Change     2001      2000     Change
                         ---------- ----------  -------   -------  --------  -------
Regulated:
   Residential           $ 250,117  $ 169,029     48.0    26,437    26,536     (0.4)
   Commercial               80,219     51,874     54.6     8,122     8,252     (1.6)
   Industrial                1,715      1,070     60.3       201       206     (2.4)
                         ---------- ----------  -------   -------  --------  -------
Regulated Total to
    Ultimate Consumers     332,051    221,973     49.6    34,760    34,994     (0.7)
   Transportation of
      Customer-Owned Gas    16,116     20,798    (22.5)   32,951    34,838     (5.4)
   Spot Market Sales             -      1,604   (100.0)        -       592   (100.0)
   Miscellaneous             7,973      1,472    441.6         -         -        -
                         ---------- ----------  -------   -------  --------  -------
Total Regulated            356,140    245,847     44.9    67,711    70,424     (3.9)
Unregulated:
   Wholesale & Retail       33,673     18,492     82.1     4,705     5,839    (19.4)
                         ---------- ----------  -------   -------  --------  -------
Total                    $ 389,813  $ 264,339     47.5    72,416    76,263     (5.0)
                         ========== ==========  =======   =======  ========  =======

Unregulated gas sales decreased 1.1 million Dth or 19.4 percent in the first quarter of 2001 from the comparable period in 2000. Wholesale sales decreased 1.4 million Dth as a result of lower trading activity due to increased market volatility. This was partially offset by an increase in retail sales of 0.3 million Dth due to increased sales activity. Despite the decrease in sales, unregulated gas revenues increased $15.2 million or 82.1 percent in the first quarter of 2001 from the comparable period in 2000 due to the increase in gas prices.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased, which increased $66.6 million, is explained by Niagara Mohawk’s activity, as well as an increase in unregulated electric supply costs of $54.5 million or 57.2 percent in the first 3 months of 2001, primarily due to increased sales requirements.

Three Months Ended March 31,

                                                         (Niagara Mohawk only)
                                                   GWh                   Cost (millions)            Cents/Kwh
                                      -------------------------   ---------------------------   ---------------
                                        2001     2000    % Chg      2001      2000     % Chg     2001     2000
                                      -------   ------   ------   -------   -------   -------   ------  -------
Regulated Fuel for Electric Generation:
 Oil and Natural Gas                     115      107      7.5    $  5.2    $  4.7      10.6      4.5     4.4
 Nuclear                               2,044    1,883      8.6       9.1       8.6       5.8      0.4     0.5
                                      -------   ------   ------   -------   -------   -------   ------  ------
    Total electric generation          2,159    1,990      8.5      14.3      13.3       7.5      0.7     0.7
                                      -------   ------   ------   -------   -------   -------   ------  ------
Regulated Electricity Purchased:
 IPPs:
   Capacity                                -        -        -       4.4       4.0      10.0        -       -
   Energy and taxes                    1,128    1,373    (17.8)     63.8      74.9     (14.8)     5.7     5.5
                                      -------   ------   ------   -------   -------   -------   ------  ------
    Total IPP purchases                1,128    1,373    (17.8)     68.2      78.9     (13.6)     6.0     5.7
                                      -------   ------   ------   -------   -------   -------   ------  ------
 Fossil/Hydro PPAs:
   Capacity                                -        -        -       8.3      10.8     (23.1)       -       -
   Energy and taxes                      729      894    (18.5)     21.2      18.7      13.4      2.9       -
                                      -------   ------   ------   -------   -------   -------   ------  ------
    Total Fossil/Hydro purchases         729      894    (18.5)     29.5      29.5         -      4.0
                                      -------   ------   ------   -------   -------   -------   ------  ------
 NYISO - energy purchases              2,715    2,745     (1.1)    135.7      93.6      45.0      5.0     3.4
 NYISO - ancillary charges                 -        -        -       8.5      25.3     (66.4)       -       -
 Other purchases                       1,990    2,209     (9.9)     37.7      36.2       4.1      1.9     1.6
 Swap payments                             -        -        -      15.6      17.6     (11.4)       -       -
                                       ------   ------   ------   -------   -------   -------   ------  ------
   Sub-total regulated purchases       6,562    7,221     (9.1)    295.2     281.1       5.0      4.5     3.9
                                      -------   ------   ------   -------   -------   -------   ------  ------
 Deferral                                  -        -        -      (4.1)     (1.2)    241.7        -       -
                                      -------   ------   ------   -------   -------   -------   ------  ------
   Total regulated purchases           6,562    7,221     (9.1)    291.1     279.9       4.0      4.4     3.9
                                      -------   ------   ------   -------   -------   -------   ------  ------
Total generated and purchased          8,721    9,211     (5.3)    305.4     293.2       4.2      3.5     3.2
Losses/Niagara Mohawk use                349      847    (58.8)        -         -         -        -       -
                                      -------   ------   ------   -------   -------   -------   ------  ------
                                       8,372    8,364      0.1    $305.4     293.2       4.2      3.6     3.5
                                      =======   ======   ======   =======   =======   =======   ======  ======

Niagara Mohawk’s electricity purchased increased $11.2 million or 4.0 percent in the first quarter of 2001. IPP purchases were lower due to a decrease in hydro IPP purchases as a result of a reduction in water flow. The first quarter 2001 was a drier season as compared to 2000. These IPP hydro purchases have a higher cost per Kwh than market prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. The NYISO purchases were higher due to an increase in the market price of electricity. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Regulated Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. In addition, the swap payments reflect the NYMEX gas futures contracts and fixed for floating basis swaps that Niagara Mohawk entered into to hedge the escalation in the natural gas price component of six IPP indexed swap contracts through August 2001. Under Power Choice, Niagara Mohawk bears the risk of increases in the indexed contract prices beyond the Power Choice set prices until August 31, 2001. However, Niagara Mohawk believes that the Power Choice prices for the payments under the IPP, Huntley, Dunkirk and Albany swaps are, in aggregate, sufficient to recover the expenditures through August 31, 2001. Thereafter, changes in prices will be borne by customers. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7A. – Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset” and “Derivative Hedging Instruments.”

Niagara Mohawk’s fuel for electric generation increased $1.0 million as compared to the first quarter in 2000. Niagara Mohawk’s nuclear generation increased $0.5 million as compared to the first quarter of 2000 mainly due to higher generation output due to a later scheduled refueling and maintenance outage at Unit 1 (March 18, 2001) as compared to the refueling and maintenance outage at Unit 2, which began on March 3, 2000.

Holdings’ gas purchased expense reflects the increase in Niagara Mohawk’s gas purchased expense of $111.3 million discussed below, as well as an increase of $12.1 million in the first quarter of 2001 primarily as a result of higher unregulated gas sales.

Despite a decrease in regulated gas sales, Niagara Mohawk’s gas purchased expense increased $111.3 million in the first quarter of 2001as a result of higher natural gas prices.

Other operation and maintenance expenses for both Holdings and Niagara Mohawk have increased in the first quarter of 2001 as compared to the same period in 2000, due to an increase in transmission expense related to transmission congestion contracts purchased through the auction process conducted by the NYISO of $9.3 million, an increase in bad debt expense of $6.4 million which reflects the impact of the higher natural gas prices being passed on to customers, higher incremental storm costs in the first quarter 2001 of $2.3 million, higher incremental nuclear outage costs of $1.4 million, and a higher management incentive pay out of $2.5 million. The increase in the common stock price of Holdings, due to the announced pending merger, also increased the expense recognized for stock incentive programs of $3.1 million. The incremental merger related costs for the first quarter of 2001 were approximately $0.7 million.

Depreciation and amortization for both Holdings and Niagara Mohawk did not change significantly.

The decrease in other taxes for both Holdings and Niagara Mohawk is due to lower GRT rates and an increase in GRT credits ($16.9 million) received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

Holdings and Niagara Mohawk’s other income increased primarily as a result of the recording of a non-cash incentive related to the generation asset sales of $6.8 million in the first quarter 2001, due to the gain on the sale of the Roseton Steam Station. No incentive was recorded in the first quarter 2000.

Holdings and Niagara Mohawk’s interest charges decreased by $8.4 million mainly due to the repayment of debt during 2000 and 2001.

The decrease in Holdings and Niagara Mohawk’s income taxes of approximately $30.4 million and $27.8 million, respectively, is due to lower first quarter book taxable income and changes in the estimate of the percentage allocation of income taxes to the first quarter 2001 as compared to the same period in 2000. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

Holdings recorded a cumulative effect for a change in accounting principle of $19.7 million, net of income taxes of $6.9 million related to the adoption by Niagara Mohawk Energy of SFAS No. 133 (see Item 1. – Financial Statements - Note.1. Summary of Significant Accounting Policies – “Derivatives and Hedging Activities”).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings market risk or market risk strategies during the quarter ended March 31, 2001. For a detail discussion of market risk, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

PART II

ITEM 1.  LEGAL PROCEEDINGS

DEC Air Pollution Notice of Violation

On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General have indicated in meetings with Niagara Mohawk and NRG that they will be seeking substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General has also indicated that they will be pursuing mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls should be borne by NRG. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of Holdings’ shareholders on January 19, 2001, shareholders were asked to approve the September 2000 merger agreement with National Grid, under which National Grid will acquire Holdings, with Holdings’ shares being exchanged for a combination of cash and American Depository Shares in a new National Grid holding company (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Pending Merger Agreement with National Grid” for a further discussion of the pending merger). Shareholders approved the merger by a vote of 130,233,933 for, 1,593,240 against, and 1,108,393 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended
    March 31, 2001 and 2000.

    Exhibit 15 - Accountants' Acknowledgement Letter.

    In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the
    Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group on June 1, 2000.  The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

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

        Form 8-K Reporting Date - May 7, 2001
        Items reported:
        (1)  Item 5. Other Events
             Holdings filed a press release relating to its first quarter earnings for 2001.
        (2)  Item 7.  Financial Statements and Exhibits
             Exhibit 99 - Press release of Holdings issued on May 7, 2001 relating to its first quarter earnings.

        Niagara Mohawk Power Corporation
        --------------------------------
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

        Form 8-K Reporting Date - May 7, 2001
        Items reported:
        (1)  Item 5. Other Events
             Registrant filed a press release relating to its first quarter earnings for 2001.
        (2)  Item 7.  Financial Statements and Exhibits
             Exhibit 99 - Press release of Holdings issued on May 7, 2001 relating to its first quarter earnings.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                                                 NIAGARA MOHAWK HOLDINGS, INC.
                                                                                                            (Registrant)

Date:  May 14, 2001                                               By:     /s/ Steven W. Tasker
                                                                                          Steve W. Tasker
                                                                                          Vice President–Controller and
                                                                                          Principal Accounting Officer

                                                                                 NIAGARA MOHAWK POWER CORPORATION
                                                                                                           (Registrant)

Date:  May 14,  2001                                               By:     /s/ Steven W. Tasker
                                                                                          Steve W. Tasker
                                                                                          Vice President–Controller and
                                                                                          Principal Accounting Officer

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number                                                    Description

11                                               Niagara Mohawk Holdings, Inc.
                                                   Computation of the Average Number of Shares
                                                   of Common Stock Outstanding for the Three
                                                   Months Ended March 31, 2001 and 2000.

15                                              Accountants’ Acknowledgement Letter.

Exhibit 11

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months Ended March 31, 2001

                                 (1)           (2)            (3)           Statement of
                              Shares of     Number of        Share            Income
                               Common         Days            Days     (3 divided by number
For The Three Months Ended     Stock       Outstanding      (2 x 1)      of Days in Period)
------------------------------------------------------------------------------------------

January 1 - March 31, 2001   160,239,818       90       14,421,583,620     160,239,818
                             ===========                ==============     ===========
January 1 - March 31, 2000   177,364,863       91       16,140,202,533
Shares repurchased by
   Niagara Mohawk                734,000       (a)           1,174,000
                             -----------                --------------
                             176,630,863                16,139,028,533     177,351,962
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

Exhibit 15

May 14, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated May 14, 2001 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the period ended March 31, 2001 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation combined quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546, and 333-33826) and in the Registration Statement on Form S-4 (No.333-49769).

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP