Form 10-Q
period 2001-09-30
NIAGARA MOHAWK HOLDINGS INC/NY
filed 2001-11-14
CIK 1079182

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission                             Registrant, State of Incorporation                               I.R.S. Employer
File Number                             Address and Telephone Number                                Identification No.

0-25595                                   Niagara Mohawk Holdings, Inc.                             16-1549726
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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of October 31, 2001, were as follows:

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
FORM 10-Q - For the Quarter Ended September 30, 2001

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

Signatures

Exhibit Index

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
GLOSSARY OF TERMS

TERM	DEFINITION
CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers
Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot
EBITDA	A non–GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative effect of a change in accounting principle and non–recurring and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies.

FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRT	Gross Receipts Tax
Gwh	Gigawatt–hour: one gigawatt–hour equals one billion watt-hours
IPP	Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent Power Facilities, including the purchasers of Niagara Mohawk’s generation assets
IPP Party	Independent Power Producers that were a party to the MRA
KWh	Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour
MRA	Master Restructuring Agreement: a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998
MRA regulatory asset	Recoverable costs to terminate, restate or amend IPP Party contracts, which have been deferred and are being amortized and recovered under Niagara Mohawk’s Power Choice agreement
MW	Megawatt: one million watts
National Grid	National Grid Group plc is a holding company based in the United Kingdom. Unless the context clearly denotes otherwise, this definition also includes a holding company to be established over National Grid Group plc contemporaneously with the Holdings merger. Its principal subsidiary, the National Grid Company plc, owns and operates the high voltage transmission system in England and Wales.

NYISO	New York Independent System Operator
Power Choice	Niagara Mohawk's five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998
PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified times
Provider of last resort	The entity that will provide electric or gas commodity to its customers who are unable or unwilling to obtain an alternative supplier
PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters or disposal material)
PSC	New York State Public Service Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”
Stranded Costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
TCC	Transmission Congestion Contract: Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy at the price of congestion between those locations.

Unit 1	Nine Mile Point Unit No. 1
Unit 2	Nine Mile Point Unit No. 2

PART I

ITEM 1.  FINANCIAL STATEMENTS

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

                                            Three Months Ended September 30, Nine Months Ended September 30,
                                                    2001         2000              2001          2000
                                                -----------  -----------       -----------  -----------
                                                                 (in thousands of dollars)
Operating revenues:
 Electric                                       $1,056,476   $1,004,847        $2,937,947   $2,827,261
 Gas                                                77,553       90,953           652,784      507,130
 Other                                                 406        3,804               718        5,292
                                                -----------  -----------       -----------  -----------
                                                 1,134,435    1,099,604         3,591,449    3,339,683
                                                -----------  -----------       -----------  -----------
Operating expenses:
 Electricity purchased                             501,049      482,441         1,352,964    1,265,078
 Fuel for electric generation                        9,286       19,103            30,985       48,077
 Gas purchased                                      27,167       45,650           418,794      282,630
 Other operation and maintenance expenses          225,388      189,229           741,926      636,598
 Disallowed nuclear investment costs               123,000            -           123,000            -
 Amortization/accretion of MRA/IPP buyout costs     90,743       93,903           272,888      281,539
 Depreciation and amortization                      79,399       77,492           236,503      233,804
 Other taxes                                        65,475       70,672           181,283      209,446
                                                -----------  -----------       -----------  -----------
                                                 1,121,507      978,490         3,358,343    2,957,172
                                                -----------  -----------       -----------  -----------
Operating income                                    12,928      121,114           233,106      382,511
Impairment charge on investment                          -                        (44,000)           -
Other deductions                                    (9,479)      (4,173)           (9,947)      (6,538)
                                                -----------  -----------       -----------  -----------
Income before interest charges                       3,449      116,941           179,159      375,973
Interest charges                                    95,094      108,249           297,581      329,146
Preferred dividend requirement of subsidiary         7,724        7,871            23,239       23,679
                                                -----------  -----------       -----------  -----------
Income (loss) before income taxes                  (99,369)         821          (141,661)      23,148
Income tax expense (benefit)                      (103,555)      (1,903)          (93,936)      24,759
                                                -----------  -----------       -----------  -----------
Income (loss) before extraordinary item and          4,186        2,724           (47,725)      (1,611)
 cumulative effect of a change in accounting
 principle

Extraordinary item - Loss from the
 extinguishment of debt, net of income taxes             -            -                 -         (909)

Cumulative effect of a change in accounting
 principle, net of income taxes (Note 1)                 -            -            12,790            -
                                                -----------  -----------       -----------  -----------
Net income (loss) (Note 1)                      $    4,186   $    2,724        $  (34,935)  $   (2,520)
                                                ===========  ===========       ===========  ===========
Average number of shares of common stock
 outstanding (in thousands)                        160,240      161,001           160,240      169,782

Basic and diluted income (loss) per average
 share of common stock before extraordinary
 item and cumulative effect of a change in
 accounting principle                           $     0.03   $     0.02        $    (0.30)  $    (0.01)

Cumulative effect of a change in accounting
 principle                                               -           -               0.08            -
                                                -----------  -----------       -----------  -----------
Basic and diluted income (loss) per average
   share of common stock                        $     0.03   $     0.02        $    (0.22)  $    (0.01)
                                                ===========  ===========       ===========  ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                       September 30,
                                                            2001        December 31,
                                                        (Unaudited)         2000
                                                       ------------     ------------
                                                           (In thousands of dollars)
Utility plant:
 Electric plant                                        $ 6,175,430      $ 7,179,329
 Nuclear fuel                                              674,729          672,259
 Gas plant                                               1,336,269        1,310,649
 Common plant                                              358,985          349,751
 Construction work in progress                             226,251          289,634
                                                       ------------     ------------
   Total utility plant                                   8,771,664        9,801,622
 Less - Accumulated depreciation and amortization        4,184,350        4,019,282
                                                       ------------     ------------
   Net utility plant                                     4,587,314        5,782,340
                                                       ------------     ------------
Other property and investments                             584,219          596,036
                                                       ------------     ------------
Current assets:
 Cash, including temporary cash investments
  of $412,759 and $66,796, respectively                    470,737          108,343
 Accounts receivable (less allowance for doubtful
  accounts of $63,900 and $62,600, respectively)           323,269          470,820
 Materials and supplies, at average cost:
  Gas storage                                               70,137           53,863
  Other                                                     91,023           93,431
 Assets from price risk management activities (Note 1)      15,958           67,603
 Prepaid taxes                                              38,732           19,393
 Other                                                      21,497           37,745
                                                       ------------     ------------
                                                         1,031,353          851,198
                                                       ------------     ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                    3,062,480        3,328,720
 Swap contracts regulatory asset                           623,819          625,103
 Regulatory tax asset                                      409,549          408,303
 IPP restructuring costs                                   206,052          234,117
 Deferred environmental restoration costs (Note 2)         305,000          285,000
 Deferred loss on sale of assets                         1,114,971          158,333
 Postretirement benefits other than pensions                42,204           45,084
 Unamortized debt expense                                   36,584           39,823
 Other                                                     197,542          191,524
                                                       ------------     ------------
                                                         5,998,201        5,316,007
                                                       ------------     ------------
Other assets                                                95,456           78,081
                                                       ------------     ------------
                                                       $12,296,543      $12,623,662
                                                       ============     ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
                                                                     2001        December 31,
                                                                  (Unaudited)        2000
                                                                ------------     ------------
                                                                  (in thousands of dollars)
Capitalization (Note 1):
 Common stockholders' equity:
  Common stock - $0.01 par value; authorized 300,000,000 shares;
   issued 187,364,863 shares; outstanding 160,239,818 shares    $     1,874      $     1,874
  Treasury stock, at cost - 27,125,045 shares                      (407,193)        (407,193)
  Capital stock premium and expense                               2,548,995        2,547,885
  Accumulated other comprehensive income                            (56,851)         (31,861)
  Retained earnings                                                 529,474          564,409
                                                                -----------      ------------
                                                                  2,616,299        2,675,114
 Preferred stock of subsidiary:
  Not subject to mandatory redemption                               440,000          440,000
  Subject to mandatory redemption                                    50,700           53,750
 Long-term debt                                                   4,815,410        4,678,963
                                                                -----------      ------------
   Total capitalization                                           7,922,409        7,847,827
                                                                -----------      ------------
Current liabilities:
  Short-term debt                                                   250,000          110,000
  Long-term debt due within one year                                340,907          628,325
  Sinking fund requirements on redeemable preferred
   stock of subsidiary                                                3,050            7,620
  Accounts payable                                                  320,211          482,965
  Payable on outstanding bank checks                                 19,793           28,536
  Customers' deposits                                                20,180           18,807
  Accrued taxes                                                      23,707            9,881
  Accrued interest                                                  114,194           98,408
  Accrued vacation pay                                               35,623           34,607
  Liabilities from price risk management activities (Note 1)         33,359            2,719
  Deferred gain on hedging activity (Note 1)                              -           17,409
  Other                                                             159,345          137,953
                                                                ------------     ------------
                                                                  1,320,369        1,577,230
                                                                ------------     ------------
Regulatory and other liabilities:
  Accumulated deferred income taxes                               1,373,016        1,472,818
  Liability for swap contracts (Note 3)                             765,376          778,229
  Employee pension and other benefits                               245,376          218,569
  Deferred gain on swap hedges                                            -           66,405
  Other                                                             364,997          377,584
                                                                ------------     ------------
                                                                  2,748,765        2,913,605
                                                                ------------     ------------
Commitments and contingencies (Notes 2):
  Liability for environmental restoration                           305,000          285,000
                                                                ------------     ------------
                                                                $12,296,543      $12,623,662
                                                                ============     ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                             2001           2000
                                                                          ----------    -----------
                                                                         (in thousands of dollars)
Cash flows from operating activities:
 Net loss                                                                 $ (34,935)    $  (2,520)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Extraordinary loss on extinguishment of debt, net of taxes                     -           887
   Cumulative effect of a change in accounting principle, net of taxes       (8,826)            -
   Depreciation and amortization                                            236,503       233,804
   Impairment charge on investment                                           44,000             -
   Disallowed nuclear investment costs                                      123,000             -
   Amortization/accretion of MRA/IPP buyout costs                           272,888       281,539
   Amortization of nuclear fuel                                              19,984        21,619
   Reversal of deferred nuclear investment tax credits                      (79,711)            -
   Provision for deferred income taxes                                      (26,090)       14,605
   Net accounts receivable (net of changes in accounts receivable sold)     134,851      (103,522)
   Materials and supplies                                                   (18,129)      (27,551)
   Accounts payable and accrued expenses                                   (135,286)       25,646
   Accrued interest and taxes                                                29,612        84,506
   Changes in MRA and IPP buyout costs regulatory assets                     36,101        24,538
   Deferral of MRA interest rate savings                                     11,733        16,240
   Changes in other assets and liabilities                                  (20,490)       (5,921)
                                                                          ----------    ----------
    Net cash provided by operating activities                               585,205       563,870
                                                                          ----------    ----------
Cash flows from investing activities:
 Construction additions                                                    (181,491)     (142,197)
 Nuclear fuel                                                                (2,470)      (17,477)
                                                                          ----------    ----------
  Acquisition of utility plant                                             (183,961)     (159,674)
 Materials and supplies related to construction                                (520)         (512)
 Accounts payable and accrued expenses related to construction              (33,822)        6,412
 Proceeds from the sale of generation assets                                 83,838        47,500
 Other investments                                                          (32,502)      (91,923)
 Other                                                                       (1,460)          375
                                                                          ----------    ----------
    Net cash used in investing activities                                  (168,427)     (197,822)
                                                                          ----------    ----------
Cash flows from financing activities:
 Net change in short-term debt                                              140,000             -
 Reduction in preferred stock of subsidiary                                  (3,050)       (7,620)
 Reduction in long-term debt                                               (712,742)     (312,241)
 Proceeds from long-term debt                                               530,000       200,000
 Purchase of treasury stock                                                       -      (250,026)
 Other                                                                       (8,592)        1,354
                                                                          ----------    ----------
    Net cash used in financing activities                                   (54,384)     (368,533)
                                                                          ----------    ----------
Net increase (decrease) in cash                                             362,394        (2,485)
Cash at beginning of period                                                 108,343       116,164
                                                                          ----------    ----------
Cash at end of period                                                     $ 470,737     $ 113,679
                                                                          ==========    ==========
Supplemental disclosures of cash flow information:
 Interest paid                                                            $ 254,103     $ 235,188
 Income taxes paid                                                        $   5,839     $  10,669

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                    2001          2000        2001          2000
                                                -----------    ---------   -----------   -----------
                                                             (in thousands of dollars)
Operating revenues:
 Electric                                       $  940,854     $829,785    $2,545,595    $2,428,057
 Gas                                                69,092       79,752       590,208       462,577
                                                -----------    ---------   -----------   -----------
                                                 1,009,946      909,537     3,135,803     2,890,634
                                                -----------    ---------   -----------   -----------
Operating expenses:
 Electricity purchased                             381,619      303,786       956,167       869,868
 Fuel for electric generation                        9,286       19,103        30,985        48,077
 Gas purchased                                      20,657       34,009       362,143       237,974
 Other operation and maintenance expenses          221,256      182,071       723,427       619,583
 Disallowed nuclear investment costs               123,000            -       123,000             -
 Amortization/accretion of MRA/IPP buyout costs     90,743       93,903       272,888       281,539
 Depreciation and amortization                      79,287       77,360       236,148       233,404
 Other taxes (Note 1)                               65,319       70,533       180,763       208,785
                                                -----------    ---------   -----------   -----------
                                                   991,167      780,765     2,885,521     2,499,230
                                                -----------    ---------   -----------   -----------
Operating Income                                    18,779      128,772       250,282       391,404

Other deductions                                   (12,299)      (7,170)      (14,996)      (14,562)
                                                -----------    ---------   -----------   -----------
Income before interest charges                       6,480      121,602       235,286       376,842

Interest charges                                    95,094      108,249       297,581       329,146
                                                -----------    ---------   -----------   -----------
Income (loss) before income taxes                  (88,614)      13,353       (62,295)       47,696

Income tax expense (benefit)                      (102,965)         106       (89,653)       25,393
                                                -----------    ---------   -----------   -----------
Income before extraordinary item                    14,351       13,247        27,358        22,303

Extraordinary item - Loss from the
 extinguishment of debt, net of income taxes             -            -             -          (909)
                                                -----------    ---------   -----------   -----------
Net income (Note 1)                                 14,351       13,247        27,358        21,394

Dividends on preferred stock                         7,724        7,871        23,239        23,679
                                                -----------    ---------   -----------   -----------
Balance available for common stock              $    6,627     $  5,376    $    4,119    $   (2,285)
                                                ===========    =========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                       September 30,
                                                           2001      December 31,
                                                        (Unaudited)      2000
                                                       ------------  ------------
                                                        (In thousands of dollars)
Utility plant:
 Electric plant                                        $ 6,175,430   $ 7,179,329
 Nuclear fuel                                              674,729       672,259
 Gas plant                                               1,336,269     1,310,649
 Common plant                                              358,985       349,751
 Construction work in progress                             226,251       289,634
                                                       ------------  ------------
   Total utility plant                                   8,771,664     9,801,622
 Less - Accumulated depreciation and amortization        4,184,350     4,019,282
                                                       ------------  ------------
   Net utility plant                                     4,587,314     5,782,340
                                                       ------------  ------------
Other property and investments                             452,311       420,391
                                                       ------------  ------------
Current assets:
 Cash, including temporary cash investments
  of $399,768 and $48,123, respectively                    436,878        75,025
 Accounts receivable (less allowance for doubtful
  accounts of $57,300 and $59,100, respectively)           272,412       390,452
 Materials and supplies, at average cost:
  Gas storage                                               64,627        50,947
  Other                                                     91,023        93,431
 Assets from price risk management activities (Note 1)           -        65,052
 Prepaid taxes                                              28,888         7,882
 Other                                                      18,779        31,195
                                                       ------------  ------------
                                                           912,607       713,984
                                                       ------------  ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                    3,062,480     3,328,720
 Swap contracts regulatory asset                           623,819       625,103
 Regulatory tax asset                                      409,549       408,303
 IPP restructuring costs                                   206,052       234,117
 Deferred environmental restoration costs (Note 2)         305,000       285,000
 Deferred loss on sale of assets                         1,114,971       158,333
 Postretirement benefits other than pensions                42,204        45,084
 Unamortized debt expense                                   36,584        39,823
 Other                                                     197,542       191,524
                                                       ------------  ------------
                                                         5,998,201     5,316,007
                                                       ------------  ------------
Other assets                                                94,763        77,235
                                                       ------------  ------------
                                                       $12,045,196   $12,309,957
                                                       ============  ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                         September 30,
                                                                              2001      December 31,
                                                                          (Unaudited)       2000
                                                                         ------------  -------------
                                                                          (In thousands of dollars)
Capitalization:
 Common stockholders' equity:
  Common stock - $1 par value; authorized 250,000,000 shares;
   issued and outstanding 187,364,863 shares                             $   187,365   $   187,365
  Repurchase of Holdings' common stock, at cost                             (407,193)     (407,193)
  Capital stock premium and expense                                        2,363,513     2,362,404
  Accumulated other comprehensive income                                     (27,636)       (7,459)
  Retained earnings                                                          266,065       299,106
                                                                         ------------  ------------
                                                                           2,382,114     2,434,223
                                                                         ------------  ------------
 Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
  Non-redeemable (optionally redeemable), issued 2,100,000 shares            210,000       210,000
  Redeemable (mandatorily redeemable), issued 150,000 and
   168,000 shares, respectively                                               13,200        15,000
 Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
  Non-redeemable (optionally redeemable), issued 6,200,000 shares            230,000       230,000
  Redeemable (mandatorily redeemable), issued 1,600,000 and
   1,782,801 shares, respectively                                             37,500        38,750
                                                                         ------------  ------------
                                                                             490,700       493,750
                                                                         ------------  ------------
 Long-term debt                                                            4,815,410     4,678,963
                                                                         ------------  ------------
  Total capitalization                                                     7,688,224     7,606,936
                                                                         ------------  ------------
Current liabilities:
 Short-term debt                                                             250,000       110,000
 Long-term debt due within one year                                          340,907       628,325
 Sinking fund requirements on redeemable preferred stock                       3,050         7,620
 Accounts payable                                                            275,750       404,115
 Payable on outstanding bank checks                                           19,793        28,536
 Customers' deposits                                                          20,180        18,807
 Accrued taxes                                                                22,689        10,867
 Accrued interest                                                            114,194        98,408
 Accrued vacation pay                                                         35,623        34,607
 Liabilities from price risk management activities (Note 1)                   33,359         2,719
 Deferred gain on futures contracts (Note 1)                                       -        17,409
 Other                                                                       185,497       136,789
                                                                         ------------  ------------
                                                                           1,301,042     1,498,202
                                                                         ------------  ------------
Regulatory and other liabilities:
 Accumulated deferred income taxes                                         1,375,181     1,479,032
 Liability for swap contracts (Note 3)                                       765,376       778,229
 Employee pension and other benefits                                         245,376       218,569
 Deferred gain on swap hedges                                                      -        66,405
 Other                                                                       364,997       377,584
                                                                         ------------  ------------
                                                                           2,750,930     2,919,819
                                                                         ------------  ------------
Commitments and contingencies (Note 2):
          Liability for environmental restoration                            305,000       285,000
                                                                         ------------  ------------
                                                                         $12,045,196   $12,309,957
                                                                         ============  ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                          2001       2000
                                                                       ----------  ----------
                                                                      (In thousands of dollars)
Cash flows from operating activities:
 Net income                                                            $  27,358   $  21,394
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                         236,148     233,404
   Amortization/accretion of MRA/IPP buyout costs                        272,888     281,539
   Amortization of nuclear fuel                                           19,984      21,619
   Disallowed nuclear investment costs                                   123,000           -
   Extraordinary loss on the extinguishment of debt, net of taxes              -         887
   Reversal of deferred nuclear investment costs                         (79,711)          -
   Provision for deferred income taxes                                   (25,386)     14,600
   Net accounts receivable (net of changes in accounts receivable sold)  105,340     (66,023)
   Materials and supplies                                                (15,535)    (25,185)
   Accounts payable and accrued expenses                                (134,935)     14,420
   Accrued interest and taxes                                             27,608      81,815
   Changes in MRA and IPP buyout costs regulatory assets                  36,101      24,538
   Deferral of MRA interest rate savings                                  11,733      16,240
   Changes in other assets and liabilities                                 1,000       6,723
                                                                       ----------  ----------
     Net cash provided by operating activities                           605,593     625,971
                                                                       ----------  ----------
Cash flows from investing activities:
 Construction additions                                                 (181,491)   (142,197)
 Nuclear fuel                                                             (2,470)    (17,477)
                                                                       ----------  -----------
Acquisition of utility plant                                            (183,961)   (159,674)
 Materials and supplies related to construction                             (520)       (512)
 Accounts payable and accrued expenses related to construction           (26,944)      3,605
 Other investments                                                       (32,239)    (54,974)
 Proceeds from the sale of generation assets                              83,838      47,500
 Other                                                                    (1,104)      4,390
                                                                       ----------  ----------
     Net cash used in investing activities                              (160,930)   (159,665)
                                                                       ----------  ----------
Cash flows from financing activities:
 Common stock dividend paid to Holdings                                  (10,000)    (46,132)
 Repurchase of Holdings' common stock                                          -    (250,026)
 Preferred dividends paid                                                (23,239)    (23,679)
 Reduction in long-term debt                                            (712,742)   (312,241)
 Proceeds from long-term debt                                            530,000     200,000
 Reduction in preferred stock                                             (3,050)     (7,620)
 Net change in short-term debt                                           140,000           -
 Other                                                                    (3,779)      1,354
                                                                       ----------  ----------
     Net cash used in financing activities                               (82,810)   (438,344)
                                                                       ----------  ----------
Net increase in cash                                                     361,853      27,962
Cash at beginning of period                                               75,025      72,479
                                                                       ----------  ----------
Cash at end of period                                                  $ 436,878   $ 100,441
                                                                       ==========  ==========
Supplemental disclosures of cash flow information:
   Interest paid                                                       $ 254,103   $ 235,188
   Income taxes paid                                                   $   3,317   $   9,347

Supplemental schedule of noncash financing activities:
   In 2001, the Board of Directors declared a dividend of $37.2 million payable by Niagara Mohawk to Holdings, of which $10 million was paid in May 2001.

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

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 2001 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998 have depressed and will continue to substantially depress earnings during the five-year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the future will depend on the outcome of the regulatory process, including the effect on rates, proposed in connection with the pending merger with National Grid. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Agreement with National Grid,” for a discussion of the pending merger, and see Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Rate Plan,” for a discussion of the rate plan filed in connection with the merger. The closing of the sale of the generation assets at various times during 2000 and 2001 has also affected the comparability of the financial statements. See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2, for a further discussion of the MRA and the generation asset sales.

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closings of the sales of the fossil generation assets, such that certain individual line items are net of the effects of the sales.

Comprehensive Income: Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition, deferred gains and losses associated with hedging activity and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk’s preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                 Three Months Ended  Nine Months Ended
                    September 30,      September 30,
Company:           2001      2000     2001       2000
--------------    ------    ------   -------    ------
                       (in millions of dollars)
Holdings          $(6.9)    $ 1.6    $(59.9)    $(5.7)
Niagara Mohawk      7.1      13.5       7.2      21.8

New Accounting Standards:   SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended became effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” which, among other changes, modified the type and number of transactions to which the new standard would need to be applied. Holdings and Niagara Mohawk adopted this standard beginning January 1, 2001. See Holdings and Niagara Mohawk’s combined Form 10-Q for the period ended March 31, 2001, Part I, Item 1. Notes to Consolidated Financial Statements - Note 1, Summary of Significant Accounting Policies - Derivatives and Hedging Activities, for more discussion of the implementation of SFAS No. 133. See Holdings and Niagara Mohawk’s combined Form 10-Q for the period ended June 30, 2001, Part I, Item 1. Notes to Consolidated Financial Statements - Note 1, Summary of Significant Accounting Policies - New Accounting Standards - Other, for a discussion of the impacts of the new accounting standards - SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 143, “Accounting for Asset Retirement Obligations.”

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Holdings and Niagara Mohawk are currently evaluating the impact of SFAS No. 144 on its financial position and results of operations.

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

Niagara Mohawk is currently aware of 121 sites that comprise the current liability estimates, including 65 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions, and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. As site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $305 million and $285 million, which is reflected in both Holdings and Niagara Mohawk’s Consolidated Balance Sheets at September 30, 2001 and December 31, 2000, respectively. The potential high end of the range is presently estimated at approximately $530 million. Niagara Mohawk increased its environmental liability $20 million in 2001 as compared to 2000 primarily as a result of the availability of information on certain sites resulting from progress made on the remediation of one site and the issuance of a feasibility study on another site in October 2001. Such information revealed that the soil contamination on the site being remediated was greater than originally anticipated. The probabilistic method was used to determine the amount to be accrued for 21 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk has executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. The order is awaiting execution by the DEC. Niagara Mohawk has included amounts for only the investigation of these sites in the estimated liability. Niagara Mohawk is currently unable to estimate the costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $86.2 million, with an expected value calculation of $62.3 million, which is included in the amounts accrued at September 30, 2001 and December 31, 2000. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.6 million and an expected value calculation of $13.6 million. With respect to another operating unit, the DEC is expected to issue a proposed remedial action plan (“PRAP”) within the next six months. Currently, the high end of this unit is estimated to be $63.5 million, with an expected value calculation of $43.2 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $7.1 million, with an expected value calculation of $5.5 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $6.0 billion at September 30, 2001. These regulatory assets are probable of recovery.

MRA regulatory asset:   Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the cost to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk’s rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

Swap contract regulatory asset:    The swap contracts regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the present value of the forecasted difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal-fired and the Albany oil and gas-fired generation plants. In the balance sheet presentation, a portion of the Swap Contracts Regulatory Asset is recorded within the MRA Regulatory Asset. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining terms of these contracts ending in June 2003. The Albany contract expires on September 30, 2003. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 8 and Note 9, for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten.

IPP Restructuring Costs:   Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract restructurings. Through September 30, 2001, there have been 13 IPP contracts for approximately 161 MWs terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP restructurings will generally be amortized over five years in accordance with Power Choice, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings of the restructurings during the remaining term of Power Choice to offset the amortization expense. Niagara Mohawk continues to evaluate opportunities related to restructurings and amendments of other IPP contracts.

Deferred loss on sale of assets:   See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2, for a detailed discussion of the non-nuclear generation asset sales. Power Choice required Niagara Mohawk to divest its portfolio of fossil and hydro generation assets and provided for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. Niagara Mohawk has completed the sales of these assets and has recorded a regulatory asset of $122.7 million as of September 30, 2001, for the net loss on the sale of its coal-fired generation plants, its hydro generation assets, and its oil and gas fired plants. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The net loss or stranded cost balance of $122.7 million at September 30, 2001 reflects the results of the PSC Staff’s recommended adjustments based on their review of the generation asset sales through year end 2000, as well as the results of the Roseton sale. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $18.6 million based on the asset sales, of which $6.8 million is reflected in income in 2001 in the “Other Deductions” line item of the Consolidated Income Statements and $11.8 million was reflected in income in 1999 and 2000. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The merger rate plan proposal would modify the recovery period of stranded costs and incentives.

See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 3, for a complete discussion regarding the announced sale of Niagara Mohawk’s interests in Unit 1 and Unit 2 to Constellation Nuclear, LLC (“Constellation”) and Holdings and Niagara Mohawk’s combined Form 8-K filed November 9, 2001 for the unaudited pro forma financial information related to the sale of the nuclear assets. Earlier in 2001, the Nuclear Regulatory Commission and the FERC approved the sale of the nuclear assets to Constellation. On October 24, 2001, the PSC approved the sale and the associated rate treatment and the sale transaction to Constellation was closed on November 7, 2001. The rate treatment approved is consistent with the settlement reached by Niagara Mohawk with Multiple Intervenors (an association of large customers on behalf of its members in Niagara Mohawk’s service territory) and the staff of the PSC. The key provisions of the rate treatment include:

•	Full recovery of all stranded costs (other than $123 million), including a return, over a period projected not to exceed ten years.
•	Approval of 2 PPAs, 1 for 41 percent (Niagara Mohawk’s ownership share) of 90 percent of the output of Unit 2 for a term of 10 years, and another for 90 percent of the output of Unit 1 until the end of its current license life (2009).
•	Return on the nuclear regulatory asset as applies to Niagara Mohawk's transmission and distribution assets.
•	Niagara Mohawk retains any interest payments that Constellation makes.

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Since the PSC approved the sale and the transaction with Constellation closed on November 7, 2001, Niagara Mohawk’s best estimate of future cash flows is from the sale of the power plants and, taking into consideration the expected cash proceeds from the sale of the assets, Niagara Mohawk determined the assets’ book value to be impaired as of September 30, 2001. Accordingly, as of September 30, 2001, Niagara Mohawk recorded the write-off of $123 million before tax with a corresponding reduction in Electric plant and based upon the adjusted purchase price of $521 million and assuming an allocation of proceeds first to materials and supplies, nuclear fuel (net of amortization) and construction work in progress and direct selling expenses, Niagara Mohawk further reduced its nuclear plant by $965.4 million to its sale value and recorded a regulatory asset for the same amount. In addition, Niagara Mohawk recorded $26.9 million estimated pension and postretirement benefits other than pensions curtailment and settlement losses as a result of the employees transferring to the buyer. This loss is included in the Deferred Loss on Sale of Assets line item of the balance sheet and is subject to change based on final numbers to be received from the actuary. Now that the sale of the nuclear assets has occurred, Niagara Mohawk will complete the accounting for the sale including the reclassification of all the other nuclear regulatory assets and liabilities to the Deferred Loss on the Sale of Assets. (See Holdings and Niagara Mohawk’s combined Form 8-K filed November 9, 2001 for the unaudited pro forma financial information related to the sale of the nuclear assets).

In addition, Niagara Mohawk recorded in third quarter earnings the previously deferred nuclear investment tax credits of approximately $79.7 million. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Pending Merger Agreement with National Grid,” for a discussion how the nuclear regulatory asset established by the sale of the nuclear assets would be impacted by the merger).

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

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 98 percent of total assets and 87 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk has sold the nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level. On October 2, 2001, Holdings’ management announced an agreement to sell Niagara Mohawk Energy, Inc.’s (“Niagara Mohawk Energy”) energy marketing business, Niagara Mohawk Energy Marketing, Inc. (“NMEM”) to Select Energy, Inc., the energy marketing and services subsidiary of Northeast Utilities. The sale of NMEM is subject to approval by the FERC and is expected to close in late November 2001.

Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added (“EVA®”).  EVA® is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

                              For The Three Months      For The Nine Months
                               Ended September 30,      Ended September 30,
                            -------------------      -----------------------
                             Total       Economic      Total      Economic
(In thousands of dollars)   Revenues   Value Added    Revenues   Value Added
-------------------------  -----------------------   -----------------------
2001
Regulated                  $1,009,946   $(105,369)   $3,135,803   $(354,872)
Unregulated                   124,489     (12,397)      455,646     (69,256)
                           -----------------------   -----------------------
 Total Consolidated        $1,134,435   $(117,766)   $3,591,449   $(424,128)
=========================  =======================   =======================
2000
Regulated                  $  909,537   $(146,931)   $2,890,634   $(430,398)
Unregulated                   190,067     (11,129)      449,069     (24,905)
Eliminations                        -           -           (20)          -
                           -----------------------   -----------------------
 Total Consolidated        $1,099,604   $(158,060)   $3,339,683   $(455,303)
=========================  =======================   =======================

EVA® is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors’ expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and nine months ending September 30, 2001 and 2000, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contract payments to IPPs, which is calculated annually, and the corresponding recognition of imputed interest as shown in the table below.

                                 Three months ended September 30,   Nine months ended September 30,
(in thousands of dollars)            2001            2000               2001            2000
------------------------------   --------------------------------   -------------------------------
Estimated net present value of
the remaining future above
market contracts with the IPPs   $1,314,600      $1,383,600         $1,314,600       $1,383,600

Corresponding recognition of
imputed interest                    $9,678          $10,188            $29,034          $30,564

EVA® is further segmented between EVA® from Operations and EVA® related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA® to total consolidated net income for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                       Three Months Ended September 30,  Nine Months Ended September 30,
(in thousands of dollars)                   2001             2000            2001           2000
-----------------------------------    --------------------------------  -------------------------------
Economic Value Added:
 Operations                            $    28,494     $   (62,084)      $ (127,228)     $ (162,079)
 Stranded Costs                           (156,966)        (95,976)        (307,606)       (293,224)
                                       --------------------------------  -------------------------------
Total Economic Value Added                (128,472)       (158,060)        (434,834)       (455,303)
Charge for Use of Investor's Capital       212,358         230,615          647,018         704,095
Interest Components of IPP Payments
 (net of taxes)                             (9,678)        (10,188)         (29,034)        (30,564)
1998 Ice Storm Recovery Costs                    -          19,443                -          19,443
Interest Charges (net of taxes)            (62,297)        (71,215)        (194,846)       (215,603)
Extraordinary Item (net of taxes)                -               -                -            (909)
Niagara Mohawk Preferred Dividends          (7,725)         (7,871)         (23,239)        (23,679)
                                       --------------------------------  -------------------------------
 Consolidated Net Income (Loss)        $     4,186     $     2,724       $  (34,935)     $   (2,520)
                                       ================================  ===============================
EVA® is a registered trademark of Stern Stewart & Co.

NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES

Niagara Mohawk has six types of derivative instruments: (1) financial swap agreements based on notional quantities of electric power (IPP swaps, Huntley, Dunkirk, and Albany swaps), (2) NYMEX gas futures, gas basis swaps, and an oil swap acquired to offset price escalation in the aforementioned swaps, (3) NYMEX gas futures hedging a power purchase agreement indexed to gas prices, (4) fixed for floating electricity swaps designated as cash flow hedges of anticipated purchases of electricity, (5) NYMEX gas futures, and (6) Combination Call and Put Options designated as cash flow hedges of anticipated purchases of natural gas.

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

The IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets and serve to limit Niagara Mohawk’s exposure to electricity prices. These swaps are an exchange of a contract price for the floating market price based on a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP indexed swaps and the Albany swap, the contract payments are indexed, primarily to fuel prices (natural gas and oil), and therefore, the payments Niagara Mohawk must make fluctuate with the prices for these commodities. To mitigate exposure, Niagara Mohawk acquired NYMEX gas futures, gas basis swaps, and the Albany Oil swap. The gas basis swaps and Albany Oil swap expired at the end of August 2001. The NYMEX gas futures are currently extended through March 2002.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Volatility in the price of gas impacts the cost of this contract. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk to price risk for those commodities. Niagara Mohawk attempts to mitigate these risks using fixed for floating electric swaps and through the purchase of NYMEX gas futures.

During several months of 2001, ending in July, Niagara Mohawk was in a short position for electricity needed to supply customers. Electricity was purchased through the NYISO at market prices. Niagara Mohawk locked in the price for a portion of this shortage through fixed for floating swaps on electricity. At September 30, 2001 there were no open electric swap contracts. Through September 30, 2001, Niagara Mohawk has recorded a decrease of $5.9 million to “Electricity purchased” from the settlement of these cash flow hedges.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. A related regulatory ruling requires that gas utilities in New York state include volatility of customers bills as one of the criteria to be used in developing their gas supply purchasing strategies. Niagara Mohawk is using NYMEX gas futures, and, beginning in April 2001, combinations of NYMEX call options and put options as hedges to effectively and prudently manage the volatility of those costs. The combination options are financial instruments called collars. Like the futures contracts, the collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices. For the first nine months of 2001, Niagara Mohawk has recorded a decrease of $2.6 million to “Gas purchased” from the settlement of these cash flow hedges.

The EMC has approved the use of gas basis swaps as an additional tool in hedging the cost of natural gas. Niagara Mohawk anticipates entering this market sometime during the fourth quarter.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of natural gas in each of the months hedged. Net deferred losses at September 30, 2001 for gas cash flow hedges is $ 19.9 million based on September market prices. The deferral is recorded in “Accumulated other comprehensive income.” Since none of Niagara Mohawk’s cash flow hedges extend beyond one year, the net settlement gains or losses resulting from these hedges will be reclassified to earnings within the next 12 months. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

The application of SFAS No. 133 in the accounting for transmission congestion contracts (TCCs) was discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8 Financial Statements and Supplementary Data - Note 1, Summary of Significant Accounting Policies - Derivatives. It has been determined that TCCs, as used by Niagara Mohawk, are excluded from the application of SFAS No. 133.

Niagara Mohawk Energy, through its subsidiary Niagara Mohawk Energy Marketing, Inc. (“NMEM”) also holds financial instruments and is engaged in trading activities. Niagara Mohawk Energy maintains a separate Risk Management and Trading Policy Manual that allows for transactions such as marketing and trading in retail and wholesale, physically and financially settled, energy based instruments. Like Niagara Mohawk’s Policy, the energy trading policy seeks to assure that risks are identified, evaluated, and actively managed. The NMEM portfolio of contracts will be sold along with NMEM in the deal announced on October 2, 2001 (See Note 4. Segment Information.) Normal trading activities within this portfolio will continue until the closing of the sale.

For a more detailed discussion of the various derivative instruments used, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 9, Fair Value of Financial and Derivative Financial Instruments. See also Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a detailed discussion about how these items factor into Holdings and Niagara Mohawk’s risk management strategy.

REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of September 30, 2001 and 2000, and the related unaudited consolidated statements of income and of cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000, and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of September 30, 2001 and 2000, and the related unaudited Consolidated Statements of Income and of cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. The report of PricewaterhouseCoopers LLP dated November 14, 2001, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page.

PricewaterhouseCoopers LLP’s report does not express an opinion on and PricewaterhouseCoopers LLP did not audit the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a   “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the accompanying condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and of cash flows for the nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the management of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of December 31, 2000, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
November 14, 2001

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Holdings and Niagara Mohawk’s cash flow, the receipt of shareholder approval at National Grid to establish a new holding company to facilitate the merger and the timing and nature of federal and state regulatory actions on the pending merger with National Grid or the imposition of unacceptable conditions to approval by one or more regulatory agencies, the planned repayment of debt, the outcome of rate and reconciliation issues with the NYISO, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, the timing and nature of federal and state regulatory actions on the pending merger with National Grid, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, estimates future environmental expenditures and the economic conditions of Niagara Mohawk’s service territory.

Pending Merger Agreement with National Grid

In September 2000, Holdings entered into a merger agreement with National Grid, under which National Grid will acquire Holdings, with Holdings’ shares being exchanged for a combination of cash and American Depository Shares in a new National Grid holding company.

The pending merger was approved by Holdings’ shareholders on January 19, 2001 and by National Grid’s shareholders on January 29, 2001. However, the merger is contingent on National Grid shareholders further approving the new holding company structure at a second meeting. On February 26, 2001, the merger received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On June 13, 2001, FERC approved the merger. The pending merger is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935 and the PSC. Although Holdings is targeting the pending merger to be completed in early 2002, Holdings cannot predict the timing or the outcome of the negotiations or timetable under which the PSC will consider the petition for the merger and the merger rate plan.

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

Pending Merger Rate Plan: On October 11, 2001, Niagara Mohawk, the PSC staff and other parties submitted a plan to the PSC for its consideration. Key terms of the plan are as follows:

•	Net customer savings of about $1 billion over the next 10 years, compared with rates projected without the merger. This includes a $152 million reduction in delivery charges compared to rates approved in Niagara Mohawk’s current rate agreement, followed by stabilized delivery charges for 10 years, subject to limited adjustments. This equals an expected reduction in Niagara Mohawk electricity delivery rates of more than eight percent, which results in a projected five percent decrease in overall electricity bills, including a projected commodity cost.

•	Price-stabilized commodity service for residential and commercial customers for several years, giving those customers significant protection from severe fluctuations in the generation marketplace.

•	Agreement to forgo the collection of approximately $850 million in nuclear-related costs that otherwise would have been collected in rates.

•	Ability to recover a return on the remaining MRA regulatory asset.

•	Also, as part of the agreement, the companies would expand Niagara Mohawk’s annual upstate New York economic development efforts by $12.5 million.

•	The extension by 16 months of the existing multi-year gas rate settlement agreement, resulting in a freeze in natural gas delivery rates through December 2004.

•	Extension of the Low Income Customer Assistance Program and introduction of a special low-income rate.

•	Establishment of a Service Quality Assurance Program that calls for up to $24 million in annual penalties or more under certain conditions, if defined customer service goals are not achieved.

The parties have requested that the proposed merger and rate plan settlement agreement be considered at the November 28, 2001 PSC meeting. However, Niagara Mohawk cannot predict the timing or the outcome under which the PSC will consider the proposed merger and rate plan settlement agreement.

Power Choice:   The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

The Power Choice agreement established a five-year electric rate plan that reduced class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. New York State tax law changes that further reduce the GRT rate for some customers and eliminate the GRT for others, are not reflected in the price reductions. The tax law changes are discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data, - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. This filing was necessary because the proposed merger rate filing was not approved in time for September implementation. The merger rate filing described above would supersede this filing if approved. The rate plan changes allows for implementation of the Power Choice agreement to pass through certain commodity-related costs to customers beginning September 1, 2001. Electric commodity costs, which fluctuate with market conditions, are projected to be higher as a result of recent trends in commodity markets, increases in charges from the NYISO and the expiration of some Niagara Mohawk supply contracts. Partially offsetting the projected increase in commodity costs is a reduction in overall, system-wide rates for electric delivery service of 5.4 percent associated with a lowering of the competitive transition charge with respect to existing supply contracts. The overall average price increase will be 4.9 percent, with the average residential bill increasing 7.9 percent. Such increases are dependent upon actual commodity market conditions. However, residential and commercial customers will be provided with a partial price protection from severe fluctuations in the commodity prices through a delivery charge adjustment mechanism.

The rate plan changes include the introduction of a transmission revenue adjustment mechanism, which will compare actual transmission revenues with the $87.4 million forecast base transmission revenue used to develop Power Choice electric delivery prices, with differences collected from or returned to customers. This mechanism is expected to provide credits to customers of approximately $33 million in the two-year period, which are included in the average price adjustments mentioned above.

Energy Supply Agreement with Tractebel:  On July 18, 2001, Niagara Mohawk entered into an energy-supply agreement with Tractebel. The agreeement was terminated as of November 11, 2001, since certain approvals were not obtained from the PSC. Under the termination provisions of the agreement with Tractebel, Niagara Mohawk would have been required to take assignment of hedges entered into by Tractebel on Niagara Mohawk’s behalf, but Tractebel has informed Niagara Mohawk that no hedges exist that need to be assigned.

Generation Asset Sales:  See Item 1. Notes to the Consolidated Financial Statements - Note 3. Rate and Regulatory Issues and Contingencies, “Deferred loss on sale of assets” and Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales.”

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

Alliance for Municipal Power

The Alliance for Municipal Power (“AMP”) is a group of approximately 20 towns and villages in St. Lawrence and Franklin counties pursuing municipalization. AMP appealed the Commission’s orders approving Power Choice and Rule 52, which appeal was dismissed by the Supreme Court of Albany County. AMP filed an appeal of this decision, but failed to perfect its appeal within the time limit specified in New York’s Civil Practice Laws and Rules.

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

On September 29, 2000, AMP filed a Petition for an Expedited Declaratory Order with the FERC. In that petition, AMP urged the FERC to nullify the exit fee provisions of Niagara Mohawk’s Retail Tariff on a variety of grounds. In an order dated January 25, 2001, the FERC dismissed AMP’s petition without prejudice to AMP’s right to raise any of the issues raised therein in a proceeding before the PSC. On February 23, 2001, AMP requested rehearing of this determination. Niagara Mohawk and the PSC both opposed this request, which was denied by the FERC in an order dated March 26, 2001. AMP did not appeal this order within the period provided by law, and the FERC’s order in this case is now final.

On August 24, 2001, AMP filed a petition with the PSC seeking a declaratory order directing a hearing to determine the stranded cost obligations owed Niagara Mohawk. The Hearing Officer is in the process of scheduling a conference to discuss AMP’s petition.

If the AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately two percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension or renegotiation of the exit fee provisions of Power Choice could have a material adverse effect on Holdings and Niagara Mohawk’s results of operations, financial condition, and future cash flows.

FERC Order 2000.   In December 1999, the FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for a Regional Transmission Organization (“RTO”). Utilities not currently part of a FERC approved transmission entity had to file their plans to form an RTO by October 15, 2000. Utilities, including Niagara Mohawk, who are part of a FERC approved transmission entity (Niagara Mohawk is a member of the NYISO), had to file with the FERC demonstrating the transmission entity conforms to the minimum characteristics and functions of an RTO, and if required, identify specific plans to make it conform, including any obstacles to achieve full compliance with Order 2000. On January 16, 2001, following a collaborative process with the other New York transmission owning utilities, with the staff of the NYISO, and other New York wholesale market participants, Niagara Mohawk and the other New York transmission owning utilities made a joint filing with the NYISO at the FERC describing how the NYISO is generally compliant with many of the Order 2000 requirements, and steps that will be taken to achieve full compliance with the remaining requirements. A number of generators, marketers and industrial customers subsequently intervened in this proceeding requesting various forms of relief ranging from a FERC order requiring the NYISO to merge with the New England independent system operator and Pennsylvania Jersey Maryland independent system operator (“PJM”) to modification or abolition of various provisions of the NYISO’s Open Access Transmission Tariff.

On July 12, 2001, FERC ruled that the three Northeast ISOs (ISO New England, NYISO and PJM) did not meet all the criteria in Order 2000, and that discussions must begin immediately to begin the process of developing a single RTO spanning the Northeast region served by the three ISOs. The FERC ordered the commencement of a mediation process to develop a plan that would achieve a single RTO for the Northeast region of the country utilizing the best practices from each of the existing Northeast ISOs.

On July 24, 2001, the PSC announced their support of FERC’s process to establish a single RTO to run the daily power markets and oversee the flow of electricity in the Northeastern United States, citing both economic and system reliability benefits. In addition, the PSC noted their belief that the RTO approach will strengthen the reliability of the system, promote better transmission planning and result in efficient wholesale prices for electricity.

The mediation process mentioned above commenced in August 2001 and involved all entities involved in the three Northeast regions, as well as Canadian entities. The mediation process focused on developing a “best practices” approach and associated business plan to migrate the three ISOs into one Northeast RTO. The resulting business plan was submitted by the FERC ALJ to the Commission on September 17, 2001. A Commission Order on the business plan is expected before the end of the year. Niagara Mohawk cannot predict the financial impacts, if any, that may result from the ultimate compliance with the FERC Order 2000 or any subsequent findings in that regard.

FERC Order on Niagara Mohawk’s Transmission Rates with Sithe.   Sithe/Independence Power Partners, LP (“Sithe”) had filed two complaints against Niagara Mohawk challenging the transmission rates charged by Niagara Mohawk. In its most recent complaint, Sithe challenged Niagara Mohawk’s revenue requirements and loss methodology, and also sought a refund of approximately $65 million which they paid for certain interconnection facilities.

On June 29, 2001, Niagara Mohawk and Sithe negotiated and filed a settlement resolving all of the issues in this proceeding with the FERC for an amount that will not have a material adverse effect on Niagara Mohawk’s results of operations or financial condition. On October 11, 2001, FERC issued an order accepting this settlement on the condition that Niagara Mohawk modify a provision of that settlement prohibiting the FERC from subsequently amending that agreement on behalf of Sithe, Niagara Mohawk or any third party unless the FERC found that change to be required by a compelling public interest. The FERC held that the parties to the settlement could bind themselves and the FERC to this high “public interest” standard with respect to disputes among themselves, but could not bind third parties to this standard. The Commission gave Niagara Mohawk 30 days to accept or reject this change to the settlement.

Niagara Mohawk and Sithe submitted a revised settlement agreeement in compliance with the requirements of FERC's October 11, 2001 Order on November 9, 2001. It is expected that FERC will accept the revised settlement agreement.

Financial Position

Holdings and Niagara Mohawk’s capital structure at September 30, 2001 and December 31, 2000, was as follows:

                            September 30,  December 31,
          %                     2001         2000
-------------------------------------------------------
Holdings:
Long-term debt                  62.4         62.6
Preferred stock of subsidiary    5.9          5.8
Common equity                   31.7         31.6

Niagara Mohawk:
Long-term debt                  64.2         64.4
Preferred stock                  5.9          6.0
Common equity                   28.8         29.6

The financing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the generation assets, have and will continue to allow both entities to reduce the leverage in the capital structure. Book value of Holdings’ common stock was $16.33 per share at September 30, 2001, as compared to $16.69 at December 31, 2000.

EBITDA for the 12 months ended September 30, 2001 was $1,096.1 million for Holdings. EBITDA has declined approximately $84.7 million as compared to the same period in 2000, primarily as a result of lower operating income. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative change in accounting principle and non-recurring and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Holdings’ net income:

                                            Twelve Months Ended
(in thousands of dollars)                      September 30,
                                             2001          2000
                                         -----------   -----------
EBITDA                                   $1,096,108    $1,180,787
Interest income                              13,612        21,411
Extraordinary item                                -          (909)
Cumulative effect of a change in
 accounting principle                        12,790             -
Income taxes                                125,464       (21,173)
Preferred dividend requirement
 of subsidiary                              (30,997)      (33,448)
Interest charges                           (405,709)     (436,490)
Depreciation and amortization              (315,036)     (310,600)
Impairment charge on Telergy investment     (44,000)            -
Disallowed nuclear regulatory asset cost   (123,000)            -
Nuclear fuel amortization                   (27,744)      (28,882)
Amortization/accretion of
 MRA/IPP buyout costs                      (366,836)     (373,099)
Allowance for funds used during
 construction                                 2,352         3,022
Deferral of MRA interest rate
 savings                                    (15,962)      (21,305)
                                         -----------   -----------
Net income                               $  (78,958)   $  (20,686)
                                         ===========   ===========

Liquidity and Capital Resources

(See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term.   At September 30, 2001, Holdings and Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $470.7 million and $436.9 million, respectively, and accounts receivable of $323.3 million and $272.4 million, respectively. Accounts receivable are net of amounts sold, as discussed below. Holdings and Niagara Mohawk have a negative working capital balance of $289.0 million and $388.4 million, respectively, primarily due to long-term debt due within one year of $340.9 million at Niagara Mohawk and short-term debt of $250 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $585.2 million for Holdings and $605.6 million for Niagara Mohawk in the nine months ended September 30, 2001 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $846.9 million of credit consisting of a $322.9 million 364 day revolving credit facility (expires May 31, 2002, with the option to convert up to $280.0 million loans outstanding at the termination date to a one-year term loan), a 5-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a 3-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of September 30, 2001, Niagara Mohawk borrowed $290 million from the revolving credit facility, consisting of $190 million from the 364 day revolving credit facility and $100 million from the 5-year revolving credit facility, leaving Niagara Mohawk with $132.9 million of borrowing capability under the bank facility agreement. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and approximated 4.0 percent at October 31, 2001. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through October 31, 2001, Niagara Mohawk had $520 million in such first mortgage bond maturities.

Niagara Mohawk Energy has a $75 million bank facility secured by certain assets of Opinac and a $25 million guarantee from Holdings. The facility provides for letters of credit and a $10 million line of credit. The bank facility expires on September 30, 2002. As of September 30, 2001, approximately $51 million in letters of credit were outstanding and there were no borrowings against the line of credit. In addition, Holdings has issued guarantees of $8 million as of September 30, 2001 to trade counter-parties of Niagara Mohawk Energy.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. During February 2001, NMR was not in compliance with the statistical ratios relating to the pool of receivables sold. The purchaser has granted a waiver for this period. NMR returned to compliance with this ratio in March 2001 and remained in compliance through May 2001. The amount of receivables sold at June 30, 2001 was $290 million, which exceeded the amount that could be supported by the then outstanding accounts receivable. Subsequently, the amount of receivables sold has been reduced to bring Niagara Mohawk back into compliance. The amount of the receivables sold at September 30, 2001 was $279 million. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources,” for a discussion of NMR’s compliance with statistical ratios in 2000. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk issued $300 million in unsecured debt in September 2001 to provide it with financial flexibility, particularly in light of the uncertainty in the timing of the sale of the nuclear assets at that time. The financing was principally driven by the need to fund debt maturities of $302 million in July 2001 and $100 million in October 2001.

On July 1, 2001, Niagara Mohawk had $302 million in senior notes maturities. In order to meet that obligation and other internal cash requirements, Niagara Mohawk borrowed $315 million on its existing senior bank facility and entered into a term loan with certain banks to obtain an additional $60 million in short term debt. The term loan was intended to be a bridge loan pending the nuclear sale and was repaid in late October 2001.

Niagara Mohawk is obligated to use 85 percent of the net cash proceeds of the sale of the nuclear assets to reduce its senior debt outstanding within 180 days after the receipt of such proceeds and plans to pay down the senior bank borrowing.

Holdings net cash used in investing activities decreased $29.4 million in 2001 as compared to the same period in 2000. This decrease was primarily due to higher proceeds from the sales of generation assets in the first nine months of 2001 as compared to the first nine months of 2000 of approximately $36.3 million and a decrease in other investments of $59.4 million, partially offset by an increase in accounts payable and supplies related to construction of approximately $40.2 million and an increase in the acquisition of utility plant of approximately $24.3 million. Other investments were lower in the first nine months of 2001 as compared to the first nine months of 2000, since Opinac North America, Inc. (“ONA”), a subsidiary of Holdings, invested $42.8 million in eVionyx, Inc. (formerly EVonyx, Inc.), a research and development company, in 2000. ONA did not make any similar type of investments in 2001. In addition, other investments were lower in the first nine months of 2001 as compared to the first nine months of 2000, since the contributions to the supplemental executive retirement plan decreased by $22.4 million.

Niagara Mohawk’s net cash used in investing activities increased $1.3 million in 2001 as compared to the same period in 2000. The increase was primarily due to an increase in accounts payable and supplies related to construction of approximately $30.5 million and an increase in the acquisition of utility plant of approximately $24.3 million, partially offset by a decrease of other investments of $22.7 million and higher proceeds from the sales of generation assets in the first nine months of 2001 as compared to the first nine months of 2000 of approximately $36.3 million.

Niagara Mohawk’s net cash used in financing activities decreased $355.5 million as compared to the same period in 2000, primarily due to the discontinuance of the stock repurchase program as a result of the pending merger. In the first nine months of 2000, Niagara Mohawk repurchased Holdings’ common stock for $250.0 million. Niagara Mohawk did not repurchase any common stock in 2001. In addition, Niagara Mohawk paid less dividends to Holdings in 2001 as compared to 2000. In the first nine months of 2001, Niagara Mohawk paid a dividend of $10.0 million to Holdings. A total dividend of $37.2 million has been declared, leaving $27.2 million in dividends payable by Niagara Mohawk to Holdings, which will be paid in the fourth quarter of 2001. In the first nine months of 2000, Niagara Mohawk paid a dividend of $46.1 million to Holdings. There was also a decrease because Niagara Mohawk retired less debt in the first nine months of 2001 (net debt reductions were $42.7 million) as compared to 2000 (net debt reductions were $112.2 million).

Results of Operations

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 2001 in comparison to the same period in 2000. The results of operations section includes the results of both Holdings and Niagara Mohawk. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and nine month period should not be taken as an indication of earnings for all or any part of the balance of the year. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings for the five years under Power Choice have been and will continue to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice, would be to record income in the first quarter, which is reduced by losses in the subsequent quarters. The ability of Niagara Mohawk to improve earnings in the future periods will depend on the outcome of the regulatory process, including the outcome of the merger rate filing, and may otherwise be affected by the pending merger with National Grid. See   “Pending Merger Agreement with National Grid” for a discussion of the pending merger. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report. See Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 1. “Summary of Significant Accounting Policies,” for a further discussion of the formation of the holding company structure during 1999.

Three Months Ended September 30, 2001 versus Three Months Ended September 30, 2000

Holdings:

Holdings reported earnings for the third quarter of 2001 of $4.2 million or 3 cents per share, as compared with earnings of $2.7 million or 2 cents per share for the third quarter of 2000. The third quarter results for 2001, as compared with the third quarter of 2000, were positively impacted by the following items:

•	Niagara Mohawk recorded previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million or 50 cents per share in income.

•	Lower interest expense of approximately $13.2 million or 5 cents per share due to the repayment of debt during 2000 and 2001.

•	Impact of lower natural gas prices on indexed IPP contracts, which lowered costs by $10.7 million or 4 cents per share, compared to 2000. Fuel and purchased power costs were also lower because of an indexed contract with an IPP not part of the MRA.

•	Higher deliveries of electricity to residential customers of $4.9 million or 2 cents per share.

Third quarter 2001 results have been negatively impacted in comparison to 2000 results by the following items:

•	Niagara Mohawk recorded a non-cash write-off of $123 million or 50 cents per share to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets.

•	Niagara Mohawk received approximately $29.9 million, or 12 cents per share, of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort in the third quarter 2000. No similar insurance proceeds were received in the same period in 2001.

Niagara Mohawk:

Niagara Mohawk had earnings of $14.4 million for the third quarter of 2001. The preferred dividend requirement reduced the balance available for common stock to earnings of $6.6 million. These earnings as compared to the same period in 2000 are explained above in the discussion of Holdings’ earnings for the same period, except for the subsidiary results.

Revenues and Sales/Deliveries

Electric:

Of the $51.6 million increase in Holdings electric revenues, $111.1 million relates to Niagara Mohawk’s revenues, partially offset by a decrease of $59.5 million related to Opinac’s unregulated revenues.

Regulated electric revenues increased $111.1 million or 13.4 percent from the third quarter of 2000. The increase in regulated electric revenues is primarily due to an increase in sales for resale of $80.4 million as a result of higher sales to the NYISO, an increase in revenues to ultimate customers of $37.6 million due to higher pass-through of commodity costs due to implementing the commodity adjustments clause mechanism in September 2001 in accordance with Power Choice and increased sales. In addition, the increase in regulated electric revenues is due to an increase in miscellaneous revenues of $38.2 million. The September 2001 Power Choice rates were higher since the commodity forecast reflected in base rates was higher, partially offset by lower delivery rates. Miscellaneous revenues increased primarily as a result of an increase in unbilled revenues of $12.5 million and the recording of $12.0 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year. In addition, miscellaneous revenues were lower in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001, as a result of the May 2000 New York State tax law changes, whereby the gross receipts tax was replaced by a state income tax retroactive to January 1, 2000. Accordingly, Niagara Mohawk reduced miscellaneous electric revenues by $15.4 million for the 9 months ended September 30, 2000 and recorded a corresponding liability to customers to reflect an over collection of GRT. The increased revenues from the sales for resale to the NYISO is offset in electricity purchased costs.

These increases were partially offset by a decrease in distribution revenues of $9.7 million and a decrease in transmission revenues of $35.4 million primarily as a result of the reclassification of certain revenues and expenses between purchase power and transmission revenues so that amounts recorded in transmission revenues and purchase power will better reflect the definitions of those accounts as outlined in the Power Choice filing that became effective in September 1, 2001. In addition, the introduction of the transmission revenue adjustment mechanism (“TRAM”) on September 1, 2001 reduced transmission revenues by $5.3 million. The TRAM will compare actual transmission revenues with the $87.4 million annual forecast base transmission revenue used to develop Power Choice electric delivery prices, with differences collected from or returned to customers.

Regulated electric sales to ultimate consumers were approximately 7.8 billion KWh in the third quarter of 2001 as compared to 7.7 billion KWh in the third quarter in 2000.

Unregulated electric revenues decreased $59.5 million or 34.0 percent from the third quarter of 2000 primarily as a result of Niagara Mohawk Energy having decreased wholesale revenues of $27.2 million due to lower market prices for the third quarter 2001 as compared to the same period in 2000 and lower retail revenues of $23.5 million primarily due to the loss of a large customer. In addition, unregulated electric revenues were reduced by approximately $10 million in mark-to-market revenues as a result of lower prices.

Unregulated electric sales were 2.1 billion KWh or a 13.7 percent decrease from the third quarter of 2000 primarily due to lower retail sales, partially offset by an increase in wholesale sales.

Gas:

Of the $13.5 million decrease in Holdings gas revenues, $10.6 million relates to Niagara Mohawk regulated revenues and $2.9 million relates to Opinac unregulated revenues.

Regulated gas revenues decreased $10.6 million or 13.4 percent in the third quarter of 2001 from the comparable period in 2000, primarily as a result of decreased sales to residential and industrial customers and lower gas prices being passed through to customers.

Regulated gas sales to ultimate consumers were 3.7 million Dth or a 7.9 percent decrease from the third quarter of 2000.

Unregulated gas sales decreased 1.0 million Dth or 8.9 percent in the third quarter of 2001 from the comparable period in 2000. Wholesale sales decreased 1.2 million Dth as a result of lower trading activity due to increased market volatility. This was partially offset by an increase in retail sales of 0.2 million Dth due to increased sales activity. Unregulated gas revenues decreased $2.9 million or 25.7 percent in the third quarter of 2001 from the comparable period in 2000 due to lower wholesale revenues of $5.9 million . This decrease was partially offset by increased mark-to-market revenues of $2.7 million.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased increased $8.8 million. It is explained by Niagara Mohawk’s activity and is partially offset by a decrease in unregulated electric supply costs of $59.2 million or 33.2 percent in the third quarter of 2001. Such decrease in the unregulated electric supply costs was primarily due to decreased sales requirements.

Niagara Mohawk’s electricity purchased increased $77.8 million or 25.6 percent in the third quarter of 2001, due to higher quantities of electricity purchased from the NYISO, which are offset by higher sales to the NYISO as noted above. This was partially offset by lower IPP purchases due to a decrease in hydro IPP purchases as a result of a reduction in water flow. The third quarter 2001 was a drier season as compared to the same period in 2000.

Niagara Mohawk’s fuel for electric generation decreased $9.8 million or 51.4 percent as compared to the third quarter in 2000, primarily as a result of the sale of Niagara Mohawk’s interest in the Roseton Steam Station in the first quarter 2001.

Holdings’ gas purchased expense reflects the decrease in Niagara Mohawk’s gas purchased expense of $13.4 million discussed below, as well as a decrease of $5.1 million in unregulated gas purchased costs in the third quarter of 2001.

Niagara Mohawk’s gas purchased expense decreased $13.4 million in the third quarter of 2001 primarily due to a 56.2 percent decrease in volumes purchased ($25.3 million), partially offset by a 52.2 percent increase in the unit cost of gas ($10.3 million).

Other operation and maintenance expenses for both Holdings and Niagara Mohawk have increased in the third quarter of 2001 as compared to the same period in 2000, as a result of a higher system benefits charge of $7.6 million. The systems benefits charge is offset in electric revenues. The incremental merger related costs for the third quarter of 2001 were approximately $0.9 million. In addition, Niagara Mohawk received insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort of $29.9 million in the third quarter 2000. No such proceeds were received in 2001.

The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:”

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                         2001      2000       2001      2000
                                       --------  --------  ---------  ---------
                                                   (in thousands)
Amortization of MRA regulatory asset   $96,624   $96,624   $289,873   $289,873
Accretion to MRA regulatory asset
    (Senior Discount Note)              (8,098)   (7,452)   (23,634)   (21,748)
Other MRA related accretion             (7,007)   (4,478)   (21,023)   (13,435)
Amortization of other IPP buyout costs   9,224     9,209     27,672     26,849
                                       --------  --------  ---------  ---------
                                       $90,743   $93,903   $272,888   $281,539
                                       ========  ========  =========  =========

The decrease in other taxes for both Holdings and Niagara Mohawk is due to an increase in GRT credits of $5.2 million received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

In the third quarter 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax which is reflected on the disallowed nuclear investment costs line item on the consolidated statements of income in accordance with the PSC Order approving the sale of the nuclear assets. (See Item 1. Financial Statements Note 3. Rate and Regulatory Issues and Contingencies - “Deferred loss on sale of assets,” for a further discussion of the accounting and ratemaking treatment related to the sale of the nuclear assets).

Holdings and Niagara Mohawk’s other deductions were higher in the third quarter 2001 as compared to the same period in 2000 primarily due to service reliability incentive penalties of $4.6 million for the rate year ended August 31, 2001.

Holdings and Niagara Mohawk’s interest charges decreased by $13.2 million in the third quarter of 2001 mainly due to the repayment of debt during 2000 and 2001.

The decrease in Holdings and Niagara Mohawk’s income taxes of approximately $101.7 million and $103.1 million, respectively, in the third quarter of 2001 is due primarily to the recording of $79.7 million previously deferred investment tax credits related to the sale of the nuclear assets and the recording of the tax benefit of $43.1 million related to the non-cash write-off of $123 million of disallowed nuclear investment costs. This was partially offset by an increase of income tax expense due to changes in the estimate of the percentage allocation of income taxes to the third quarter 2001 as compared to the same period in 2000. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

Holdings:

The loss for the first nine months of 2001 was $34.9 million or a negative 30 cents per share, as compared with a loss of $2.5 million or a negative 1 cent per share for the same period in 2000. The loss for the first 9 months of 2001 includes a non-cash charge of $44.0 million or 27 cents per share due to the recognition of an impairment charge of its entire investment in Telergy, Inc., a development stage telecommunications company, as a result of Holdings’ assessment of its investment. The loss for 2001 was partially offset by the cumulative effect of an accounting change related to the adoption by Niagara Mohawk Energy of SFAS No. 133 of $12.8 million or 8 cents per share. The loss for the first 9 months of 2000 includes extraordinary charges related to the early repayment of debt of $0.9 million or 1 cent per share. Earnings for the first nine months of 2001, as compared with the first nine months of 2000, have also been negatively impacted by the following items:

•	The impact of higher natural gas prices on indexed IPP contracts, which increased costs by $26.1 million or 11 cents per share. Fuel and purchased power costs were also higher because of an indexed contract with an IPP not part of the MRA.

•	Niagara Mohawk recorded a non-cash write-off of $123 million or 50 cents per share to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets.

•	An increase in bad debt expense of $6.3 million or 3 cents per share which reflects the impact of the higher natural gas prices on customers.

•	Niagara Mohawk received approximately $29.9 million, or 12 cents per share, of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort in the third quarter 2000. No similar insurance proceeds were received in the same period in 2001.

•	A reduction in regulated electric revenues by $7.7 million or 3 cents per share as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.

Earnings for the first nine months were positively impacted by the following items:

•	Niagara Mohawk recorded previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million or 50 cents per share.

•	The increase in GRT credits recorded by Niagara Mohawk of $27.3 million or 11 cents per share due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

•	Lower interest expense of approximately $31.6 million or 13 cents per share due to the repayment of debt during 2000 and 2001.

Niagara Mohawk:

Niagara Mohawk had earnings of $27.4 million for the first 9 months of 2001. The preferred dividend requirement reduced the balance available for common stock to earnings of $4.1 million. These earnings as compared to the same period in 2000 are explained above in the discussion of Holdings’ earnings for the same period, except for the subsidiary results.

Revenues and Sales/Deliveries

Electric:

Of the $110.7 million increase in Holdings electric revenues, $117.5 million relates to Niagara Mohawk’s revenues, partially offset by a decrease in Opinac’s unregulated revenues of $6.8 million.

Regulated electric revenues increased $117.5 million or 4.8 percent from the first 9 months of 2000. The increase in regulated electric revenues is primarily due to an increase in sales for resale of $97.1 million as a result of higher sales to the NYISO, an increase in revenues from commercial customers of $21.4 million and an increase in miscellaneous revenues of $22.4 million. Miscellaneous revenues increased due to the recording of $12.0 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year and an increase in unbilled revenues of $16.5 million. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. The increased revenues from the sales for resale to the NYISO is offset in electricity purchased costs.

These increases were partially offset by a decrease in distribution revenues of $11.6 million and a decrease in transmission revenues of $14.7 million primarily as a result of the reclassification of certain revenues and expenses between purchase power and transmission revenues so that amounts recorded in transmission revenues and purchase power will better reflect the definitions of those accounts as outlined in the Power Choice filing that became effective in September 1, 2001. In addition, the introduction of the TRAM on September 1, 2001 reduced transmission revenues by $5.3 million. The TRAM will compare actual transmission revenues with the $87.4 million forecast base transmission revenue used to develop Power Choice electric delivery prices, with differences collected from or returned to customers.

Nine Months Ended September 30,

                             Electric Revenue (Thousands)        Sales (GWh)
                                                     %                          %
                              2001       2000     Change     2001    2000    Change
                         ----------- -----------  ------   -------  ------   -------
Regulated:
 Residential             $  906,276  $  902,620     0.4     7,555    7,473     1.1
 Commercial                 795,989     774,620     2.8     7,560    7,569    (0.1)
 Industrial                 345,127     340,261     1.4     4,138    4,524    (8.5)
 Industrial - Special        49,203      46,822     5.1     3,526    3,201    10.2
 Other                       21,958      29,812   (26.3)      112      121    (7.4)
                         ----------- -----------  ------   -------  -------  ------
Regulated Total to
 Ultimate Consumers       2,118,553   2,094,135     1.2    22,891   22,888     0.0
 Other Electric Systems     167,923      70,820   137.1     4,163    1,349   208.6
 Distribution of Energy     124,571     136,192    (8.5)    3,043    2,949     3.2
 Transmission of Energy      99,885     114,605   (12.8)        -        -       -
 Miscellaneous               34,663      12,305   181.7         -        -       -
                         ----------- -----------  ------   -------  -------  ------
Total Regulated           2,545,595   2,428,057     4.8    30,097   27,186    10.7

Unregulated:
   Wholesale & Retail       392,352     399,204    (1.7)    7,987    8,010    (0.3)
                         ----------- -----------  ------   -------  -------  ------
Total                    $2,937,947  $2,827,261     3.9    38,084   35,196     8.2
                         =========== ===========  ======   =======  =======  ======

Regulated electric sales to ultimate consumers were approximately 22.9 billion KWh for the first nine months of 2001 and 2000.

Unregulated electric revenues decreased $6.8 million or 1.7 percent from the first nine months of 2000 primarily as a result of Niagara Mohawk Energy having lower retail revenues of $49.0 million primarily due to the loss of a large customer. In addition, unregulated electric revenues were reduced by $18 million to reflect a decrease in mark-to-market revenues as a result of lower prices. These decreases were partially offset by increased wholesale revenues of $63.0 due to increased partner and trading volumes and higher prices.

Unregulated electric sales were 8.0 billion KWh in the first nine months of 2001 and 2000. Increased wholesale sales of 1.5 billion KWh were offset by lower retail sales of the same amount.

Gas:

Of the $145.7 million increase in Holdings gas revenues, $127.6 million relates to Niagara Mohawk regulated revenues and $18.1 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $127.6 million or 27.6 percent in the first nine months of 2001 from the comparable period in 2000, primarily as a result of higher gas prices being passed through to customers.

Regulated gas sales to ultimate consumers were 52.1 million Dth or a 2.7 percent decrease from the first nine months of 2000.

Nine Months Ended September 30,

                            Gas Revenue (Thousands)     Sales (Thousands of Dth)
                                                %                             %
                          2001       2000    Change     2001      2000     Change
                       ---------  ---------  ------    -------   -------   ------
Regulated:
 Residential           $407,122   $320,462    27.0     39,758    41,104    (3.3)
 Commercial             120,228     87,024    38.2     12,040    12,167    (1.0)
 Industrial               2,728      1,831    49.0        325       321     1.2
                       ---------  ---------  ------    -------   -------   -----
Regulated Total to
 Ultimate Consumers     530,078    409,317    29.5     52,123    53,592    (2.7)
 Transportation of
  Customer-Owned Gas     41,427     46,460   (10.8)    93,861   104,690   (10.3)
 Miscellaneous           18,703      6,800   175.0          8       599   (98.7)
                       ---------  ---------  ------   --------  --------  ------
Total Regulated         590,208    462,577    27.6    145,992   158,881    (8.1)

Unregulated:
 Wholesale & Retail      62,576     44,553    40.5     10,123    12,484   (18.9)
                       ---------  ---------  ------   --------  --------  ------
Total                  $652,784   $507,130    28.7    156,115   171,365    (8.9)
                       =========  =========  ======   ========  ========  ======

Unregulated gas sales decreased 2.4 million Dth or 18.9 percent in the first nine months of 2001 from the comparable period in 2000. Wholesale sales decreased 3.0 million Dth as a result of lower trading activity due to increased market volatility. This was partially offset by an increase in retail sales of 0.6 million Dth due to increased sales activity. Despite the decrease in sales, unregulated gas revenues increased $18.0 million or 40.5 percent in the first nine months of 2001 from the comparable period in 2000 due to higher gas commodity prices during the period.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased, which increased $70.8 million, is explained by Niagara Mohawk's activity, as well as an increase in unregulated electric supply costs of $1.6 million or 0.4 percent in the first nine months of 2001, primarily due to increased sales requirements.

Nine Months Ended September 30,
(Niagara Mohawk only)

                                                   GWh                 Cost (millions)        Cents/Kwh
                                       ------------------------   -----------------------   ------------
                                         2001    2000    % Chg      2001    2000   % Chg    2001   2000
                                         ----    ----    -----      ----    ----   -----    ----   ----
Regulated Fuel for Electric Generation:
 Oil and Natural Gas                      115      461   (75.1)   $  5.2   $ 21.1  (75.4)    4.5    4.6
 Nuclear                                5,753    5,838    (1.5)     25.8     27.0   (4.4)    0.4    0.5
                                       -------  -------  ------   -------  ------- ------   -----  -----
   Total electric generation            5,868    6,299    (6.8)     31.0     48.1  (35.6)    0.5    0.8
                                       -------  -------  ------   -------  ------- ------   -----  -----
Regulated Electricity Purchased:
 IPPs:
  Capacity                                  -        -       -       9.7      9.8   (1.0)      -      -
  Energy and taxes                      2,801    3,833   (26.9)    154.1    228.0  (32.4)    5.5    5.9
                                       -------  -------  ------   -------  ------- ------   -----  -----
   Total IPP purchases                  2,801    3,833   (26.9)    163.8    237.8  (31.1)    5.8    6.2
                                       -------  -------  ------   -------  ------- ------   -----  -----
 Fossil/Hydro PPAs:
  Capacity                                 -         -       -      19.6     33.2  (41.0)      -      -
  Energy and taxes                      1,973    2,662   (25.9)     64.4     74.6  (13.7)    3.3    2.8
                                       -------  -------  ------   -------  ------- ------   -----  -----
   Total Fossil/Hydro purchases         1,973    2,662   (25.9)     84.0    107.8  (22.1)    4.3    4.0
                                       -------  -------  ------   -------  ------- ------   -----  -----
 NYISO - energy purchases              11,071    7,021    57.7     535.8    339.6   57.8     4.8    4.8
 NYISO - ancillary charges                  -        -       -      32.7     47.5  (31.2)      -      -
 Other purchases                        5,939    6,547    (9.3)    100.3    106.2   (5.6)    1.7    1.6
 Swap payments                              -        -       -      51.1     53.7   (4.8)      -      -
                                       -------  -------  ------   -------  ------- ------   -----  -----
   Sub-total regulated  purchases      21,784   20,063     8.6     967.7    892.6    8.4     4.4    4.4
                                       -------  -------  ------   -------  ------- ------   -----  -----
 Deferral                                   -        -       -     (11.5)   (22.7) (49.3)      -      -
                                       -------  -------  ------   -------  ------- ------   -----  -----
   Total regulated purchases           21,784   20,063     8.6     956.2    869.9    9.9     4.4    4.3
                                       -------  -------  ------   -------  ------- ------   -----  -----
Total generated and purchased          27,652   26,362     4.9     987.2    918.0    7.5     3.6    3.5
Losses/Niagara Mohawk use                 598    2,125   (71.9)        -        -      -       -      -
                                       -------  -------  ------   -------  ------- ------   -----  -----
                                       27,054   24,237    11.6    $987.2   $918.0    7.5     3.6    3.8
                                       =======  =======  ======   =======  ======= ======   =====  =====

Niagara Mohawk’s electricity purchased increased $86.3 million or 9.9 percent in the first 9 months of 2001. The NYISO purchases were higher due to an increase in the quantity purchased. IPP purchases were lower due to a decrease in hydro IPP purchases as a result of a reduction in water flow. The first nine months of 2001 was a drier season as compared to the same period in 2000. These IPP hydro purchases have a higher cost per Kwh than market prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Regulated Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. In addition, the swap payments reflect the NYMEX gas futures contracts and fixed for floating basis swaps that Niagara Mohawk entered into to hedge the escalation in the natural gas price component of six IPP indexed swap contracts. Under Power Choice, Niagara Mohawk bears the risk of increases in the indexed contract prices until August 31, 2001. However, Niagara Mohawk believes that the Power Choice prices for the payments under the IPP, Huntley, Dunkirk and Albany swaps are, in aggregate, sufficient to recover the expenditures through August 31, 2001. Thereafter, changes in prices will be borne by customers. See Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset” and “Derivative Hedging Instruments.”

Niagara Mohawk’s fuel for electric generation decreased $17.1 million as compared to the first 9 months in 2000 primarily as a result of the sale of the Roseton Steam Station in the first quarter 2001.

Holdings’ gas purchased expense reflects the increase in Niagara Mohawk’s gas purchased expense of $124.2 million discussed below, as well as an increase of $12.0 million in unregulated gas purchased costs in the first 9 months of 2001 primarily as a result of higher natural gas prices.

Despite a decrease in regulated gas sales, Niagara Mohawk’s gas purchased expense increased $124.2 million in the first 9 months of 2001 as a result of higher natural gas prices.

Other operation and maintenance expenses for both Holdings and Niagara Mohawk have increased in the first 9 months of 2001 as compared to the same period in 2000, primarily as a result of an increase in transmission expense of $37.0 million in part due to TCCs purchased through the auction process conducted by the NYISO, an increase in bad debt expense of $6.3 million which reflects the impact of the higher natural gas prices being passed on to customers, a higher systems benefit charge of $15.3 million, and a higher management incentive accrual of $7.5 million. The systems benefits charge and the TCC expense are both offset in electric revenues. The incremental merger related costs for the first 9 months of 2001 were approximately $2.8 million. In addition, Niagara Mohawk received insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort of $29.9 million in the third quarter 2000.

The decrease in other taxes for both Holdings and Niagara Mohawk is due to an increase in GRT credits ($27.3 million) received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

In the first 9 months of 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax which is reflected on the disallowed nuclear investment costs line item on the consolidated statements of income in accordance with the PSC Order approving the sale of the nuclear assets. (See Item 1. Financial Statements Note 3. Rate and Regulatory Issues and Contingencies - “Deferred loss on the sale of assets,” for a further discussion of the accounting and ratemaking treatment related to the sale of the nuclear assets).

Holdings and Niagara Mohawk’s other deductions were higher in the first 9 months of 2001 as compared to the same period in 2000 primarily due to service reliability incentive penalties of $4.6 million for the rate year ended August 31, 2001, partially offset by the receipt of multi-tax refunds from a previously owned subsidiary of $3.9 million for tax periods prior to 1995.

The impairment charge on investment of $44.0 million was the result of Holdings’ assessment of its investment in Telergy, Inc., a development stage telecommunications company.

Holdings and Niagara Mohawk’s interest charges decreased by $31.6 million mainly due to the repayment of debt during 2000 and 2001.

The decrease in Holdings and Niagara Mohawk’s income taxes of approximately $118.7 million and $115.0 million, respectively, is due primarily to the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million and the recording of the tax benefit of $43.1 million related to the non-cash write-off of $123 million of disallowed nuclear investment costs. This was partially offset by an increase of income tax expense due to changes in the estimate of the percentage allocation of income taxes to the third quarter 2001 as compared to the same period in 2000. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

Holdings recorded a cumulative effect for a change in accounting principle of $19.7 million, net of income taxes of $6.9 million related to the adoption by Niagara Mohawk Energy of SFAS No. 133. (See Item 1. Financial Statements - Note.1. Summary of Significant Accounting Policies - “Derivatives and Hedging Activities”).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings market risk or market risk strategies during the nine months ended September 30, 2001. For a detail discussion of market risk, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk. See Item 1. Financial Statements - Note 4. Segment Information, for a discussion of the potential sale of Niagara Mohawk Energy’s energy marketing business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” for discussion of the recognition of an impairment charge of Holdings’ entire investment in Telergy, Inc.

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

In May 2001, the New York State Attorney General advised Niagara Mohawk and NRG of its intent to file suit, alleging that the plants are in violation of the federal Clean Air Act. However, there has been no action from the Attorney General to date.

On July 13, 2001, Niagara Mohawk filed a declaratory judgment action against NRG in New York State Supreme Court. Niagara Mohawk is seeking a declaratory judgment that NRG is responsible for any control upgrades and mitigation resulting from the above-referenced enforcement action. The litigation is presently proceeding to discovery.

Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation or whether Niagara Mohawk’s action against NRG will be successful.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

Exhibit 10-1 - Amendment 2 to the Deferred Compensation Plan dated August 17, 2001
Exhibit 10-2 - Amendment 2 to the Long Term Incentive Plan dated August 17, 2001
Exhibit 10-3 - Amendment 2 to the Deferred Stock Unit Plan for Outside Directors dated August 17, 2001
Exhibit 10-4 - CEO Special Award Plan
Exhibit 10-5 - Amendment 2 to CEO Special Award Program dated August 17, 2001
Exhibit 10-6 - Amendment 1 to 1995 Stock Incentive Plan dated August 17, 2001
Exhibit 10-7 - Amendment 2 to 1995 Stock Incentive Plan dated August 17, 2001
Exhibit 10-8 - Amendment to the Supplemental Executive Retirement Plan dated August 17, 2001
Exhibit 10-9 - PSC Opinion and Order regarding approval of the sale of Nine Mile Point Nuclear Station Units No. 1 and No. 2
Exhibit 10-10 - Merger Rate Agreement reached among Niagara Mohawk, the PSC staff and other parties, filed with the PSC on October 11, 2001
Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended September 30, 2001 and 2000
Exhibit 15 - Accountants’ Acknowledgement Letter

In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group on June 1, 2000. The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of the Company and its subsidiaries.

Exhibit 99 - Press release of Holdings issued on November 13, 2001 related to its third quarter earnings.

(b)        Reports on Form 8-K:

Niagara Mohawk Holdings, Inc.
Form 8-K Reporting Date - November 7, 2001 Items reported:
(1)	Item 2. Disposition of Nuclear Assets. Registrant disposed of its nuclear assets.
(2)	Item 5. Other Events. Registrant filed a press release relating to the sale of its nuclear generation assets.
(3)	Item 7. Financial Statements and Exhibits. Registrant provided unaudited pro forma financial information on the sale of its nuclear assets.
Niagara Mohawk Power Corporation
Form 8-K Reporting Date - September 25, 2001 Items reported:
(1)	Item 5. Other Events. Registrant entered into an underwriting agreement.
(2)	Item 7. Financial Statements and Exhibits.
Exhibit 1.1 - Underwriting Agreement dated September 25, 2001 by and between Niagara Mohawk and Salomon Smith Barney, Inc.
Exhibit 1.2 - Form of Second Supplemental Indenture between Niagara Mohawk and The Bank of New York as Trustee.
Form 8-K Reporting Date - November 7, 2001 Items reported:
(1)	Item 2. Disposition of Nuclear Assets. Registrant disposed of its nuclear assets.
(2)	Item 5. Other Events. Registrant filed a press release relating to the sale of its nuclear generation assets.
(3)	Item 7. Financial Statements and Exhibits. Registrant provided unaudited pro forma financial information on the sale of its nuclear assets.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                                                 NIAGARA MOHAWK HOLDINGS, INC.
                                                                                                            (Registrant)

Date:  November 14, 2001                                               By:     /s/ Steven W. Tasker
                                                                                                       Steve W. Tasker
                                                                                                       Vice President–Controller and
                                                                                                       Principal Accounting Officer

                                                                                 NIAGARA MOHAWK POWER CORPORATION
                                                                                                           (Registrant)

Date:  November 14,  2001                                               By:     /s/ Steven W. Tasker
                                                                                                        Steve W. Tasker
                                                                                                        Vice President–Controller and
                                                                                                        Principal Accounting Officer

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit Number	Description

10-1	Amendment 2 to the Deferred Compensation Plan August 17, 2001

10-2	Amendment 2 to the Long Term Investment Plan August 17, 2001

10-3	Amendment 2 to the Outside Directors Deferred Stock Unit Plan August 17, 2001

10-4	CEO Special Award Program

10-5	Amendment 2 to CEO Special Award Program August 17, 2001

10-6	Amendment 1 to the 1995 Stock Incentive Plan August 17, 2001

10-7	Amendment 2 to the 1995 Stock Incentive Plan August 17, 2001

10-8	Amendment to the Supplemental Executive Retirement Plan August 17, 2001

10-9	PSC Opinion and Order regarding approval of the sale of Nine Mile Point Nuclear Station Units No. 1 and No. 2

10-10	Merger Rate Agreement reached among Niagara Mohawk, the PSC Staff and other parties, filed with the PSC on October 11, 2001

11	Niagara Mohawk Holdings, Inc. Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended September 30, 2001 and 2000

15	Accountants’ Acknowledgement Letter

99	Press release of Holdings issued on November 13, 2001 relating to its third quarter earnings

Exhibit 11

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Nine Months Ended September 30, 2001 and 2000

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
                                     Shares of      Number of          Share               Income
                                      Common           Days             Days        (3 divided by number
                                      Stock        Outstanding        (2 x 1)        of Days in Period)
--------------------------------------------------------------------------------------------------------
                                 For the Three Months Ended September 30:
                                 ----------------------------------------
July 1 - September 30, 2001        160,239,818        92           14,742,063,256       160,239,818
                                   ============                    ==============       ===========
July 1 - September 30, 2000        164,399,547        92           15,124,758,324

Shares repurchased by                4,159,729       (a)              312,644,108
 Niagara Mohawk                    ------------                    --------------
                                   160,239,818                     14,812,114,216       161,001,241
                                   ============                    ==============       ===========
                                 For the Nine Months Ended September 30:
                                 ---------------------------------------
January 1 - September 30, 2001     160,239,818       273           43,745,470,314       160,239,818
                                   ============                    ==============       ===========
January 1 - September 30, 2000     177,364,863       274           48,597,972,462

Shares repurchased by               17,125,045       (a)            2,077,788,412
 Niagara Mohawk                    ------------                    --------------
                                   160,239,818                     46,520,184,050       169,781,694
                                   ============                    ==============       ===========
(a)	Number of days outstanding not shown as shares represent an accumulation of purchases of Holdings’ common stock by Niagara Mohawk during 2000. Share days for the shares repurchased are based on the total nuber of days each share was repurchased during 2000.
Note:	Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

Exhibit 15

November 14, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated November 14, 2001 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the period ended September 30, 2001 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation combined quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827 and 33-55546) and in the Registration Statement on Form S-4 (No.333-49769).

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP